Form 10QSB
period 2005-01-31
Lam Liang Corp.
filed 2005-03-16
CIK 1308137

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended January 31, 2005

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                Commission File Number: 333-121127

                          LAM LIANG CORP.
      ----------------------------------------------------
      (Exact name of Registrant as specified in its charter)

        Nevada                                    20-1740044
 ---------------------------                   -----------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

#2202 The Lakes, 123 Rachidapisek Road
     Bangkok 10110 Thailand                        (661) 612-1601
--------------------------------------    -----------------------------
   (Address of principal executive       (Registrant's telephone number,
              offices)                       including area code)

                                None
  -----------------------------------------------------------------
  Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.   Yes   X      No

We had a total of 1,000,000 shares of common stock issued and outstanding at January 31, 2005.

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and nine months ended Janaury 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.


                          Lam Liang Corp.
                 (A Development Stage Enterprise)
                          Balance Sheet

                                          Unaudited
                                            As of
                                       January 31, 2005
                                       ----------------
                       A S S E T S
Current Assets
--------------
  Cash                                     $  3,006
  Deposits                                      904
                                           --------
Total Current Assets                          3,910
                                           --------
Property and equipment, net                       -
                                           --------
Total  Assets                              $  3,910
                                           ========

                  L I A B I L I T I E S

Current Liabilities
-------------------
  Accounts Payable                         $      -
                                           --------
Total Current Liabilities                         -
                                           --------
Total Liabilities                          $      -


            S T O C K H O L D E R S '    E Q U I T Y

Common Stock
75,000,000 authorized shares,
par value $.001
1,000,000 shares issued and outstanding    $  1,000

Additional Paid-in-Capital                    4,000

Accumulated Deficit                          (1,326)

Accumulated other comprehensive income          236
                                           --------
Total stockholders' equity                    3,910
                                           --------
Total Liabilities and Stockholders' Equity $  3,910
                                           ========


        See accompanying notes to Financial Statements.

                            Lam Liang Corp.
                   (A Development Stage Enterprise)
                       Statement of Operations

                                                 (Unaudited)
                                               November 1, 2004
                                                   through
                                               January 31, 2005
                                               ----------------
Revenue:
--------
Revenues                                           $        -
                                                   ----------
Total Revenues                                              -

Operating Expenses
------------------
General and Administrative                              1,326
                                                   ----------
Total Operating Expenses                                1,326
                                                   ----------
Income(Loss) from Operations                          (1,326)

Other Income and Expense:
------------------------
Other expense                                               -
Interest expense                                            -
                                                   ----------
Total Other Income (Expenses)                               -
                                                   ----------
Loss before Provision for Income Taxes                 (1,326)
and minority interest                              ----------

Provision for Income Taxes                                  -
                                                   ----------
Net Income (Loss)                                  $   (1,326)
                                                   ----------
Other Comprehenseve Income, Net of Tax:
--------------------------------------
Foreign currency translation adjustment                   241
                                                   ----------
Other Comprehensive Income                         $      241
                                                   ----------
Comprehensive Income (Loss)                        $   (1,085)
                                                   ==========
Basic and Diluted Loss Per Common Share            $    (0.00)
                                                   ==========

Basic and Diluted Weighted Average
Common Shares Outstanding                           1,000,000
                                                   ==========

         See accompanying notes to Financial Statements.

                            Lam Liang Corp.
                    (A Development Stage Enterprise)
                   Statement of Stockholders' Equity
                        As of October 31, 2004

                                                         Accumulated
                                          Other          Deficit During
                        $0.001   Paid-In  Comprehensive  Development     Stockholders'
               Shares  Par Value Capital  Income (Loss)  Stage           Equity
               ------  --------- -------  -------------  --------------  ------------
Balance,
October 12,
2004             -     $     -   $    -    $      -       $       -      $       -

Stock issued
for Cash -
October
12, 2004     1,000,000   1,000     4,000           -              -          5,000

Foreign
Currency
Translation
Adjustment          -       -          -          (5)             -             (5)
              -------   ------   -------    --------      ---------      ---------
Balance,
October 31,
2004         1,000,000  $1,000   $ 4,000    $     (5)     $       -      $   4,995

Foreign
Currency
Translation
Adjustment          -       -          -         241             -             241

Net Loss            -       -          -           -        (1,326)         (1,326)
              --------   -----    -------   ---------      --------      ---------
Balance,
January 31,
2005         1,000,000  $1,000   $ 4,000    $   236       $ (1,326)      $   3,910
             =========  ======   =======    ========      ========       =========










               See accompanying notes to Financial Statements.

                             Lam Liang Corp.
                    (A Development Stage Enterprise)
                        Statement of Cash Flows
 (Unaudited)
                                            November 1, 2004
                                                through
                                            January 31, 2005
                                            ----------------
Cash flows from operating activities:
------------------------------------
Net Loss                                       $ (1,326)

Adjustments to reconcile net loss to
net cash used by operating activities:
-------------------------------------
Other Comprehensive income-
  Foreign Currency Exchange Income                  241
                                               --------
Changes in operating assets and liabilities:
-------------------------------------------
  Changes in deposits                              (904)
                                               --------
Net cash used by operating activities            (1,989)

Cash Flows from Investing Activities:
------------------------------------
Purchase of property and equipment             $      -
                                               --------
Net cash used in investing activities                 -

Cash Flows from Financing Activities:
------------------------------------
Proceeds from issuance of common stock         $      -
                                               --------
Net cash provided by financing activities           -
                                               --------
Net increase in cash                             (1,989)
                                               --------
Cash, beginning of period                     $   4,995
                                               --------
Cash, end of period                           $   3,006
                                               ========

Supplemental Disclosures:
------------------------
Cash payments for income taxes                 $      -
                                               ========
Cash payments for interest                     $      -
                                               ========

        See accompanying notes to Financial Statements.

                          LAM LIANG CORP.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
-----------------------------------------------------------------------
Description of business and history - Lam Liang Corp., a Nevada corporation, (hereinafter referred to as the "Company" or "Lam Liang") was incorporated in the State of Nevada on October 12, 2004. Lam Liang Corp. was incorporated in the State of Nevada on October 12, 2004. We were formed to design, produce and sell fashionable computer laptop cases for women through our subsidiary, Maha San Lam Liang Co. Ltd., a Thai corporation, in Bangkok, Thailand. In November, 2004, we acquired 99.94% ownership in a privately-held company, registered under the laws of Thailand under the name of Maha San Lam Liang Co. Ltd. The company was formed and registered in Thailand on November 5, 2004 by Dr. Anchana Chayawatana and she is the sole officer and director of the company. The Company intends to develop a website for the purpose of generating retail orders from the public at some point in the future, although no work towards this website has been completed as of January 31, 2005. The Company operations have been Limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company - The company filed its articles of incorporation with the Nevada Secretary of State on October 12, 2004, indicating Sandra L. Miller on behalf of Resident Agents of Nevada, Inc. as the sole incorporator.

The company filed its initial list of officers and directors with the Nevada Secretary of State on November 23, 2004, indicating it's
President is Anchana Chayawatana, it's Secretary is Anongnat
Chansangachom and it's Treasurer is Prapaipan Chayawatana. No directors were indicated on this filing.

Going concern - The Company incurred net losses of approximately $1,326 and accumulated other comprehensive income gains of $236 from the period of October 12, 2004 (Date of Inception) through January 31, 2005 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern. The Company will seek additional sources of capital through the issuance of debt or equity financing, but there can be no assurance the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company's year end is October 31.

-------------------------------------------------------------------------
Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

Use of estimates - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Property and equipment and rental properties - Property and equipment and rental properties are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 27 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable property, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has not established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

------------------------------------------------------------------------

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from October 12, 2004 (Date of Inception) through January 31, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Comprehensive income (loss) - The Company's bank account is located in Thailand, with funds in Thai baht. Foreign currency translation gains and losses were $241 for the quarter ended January 31, 2005. See
Note 7 regarding comprehensive income.

Foreign Currency Translation - The Company's functional currency is in Thai baht as substantially all of the Company's operations are in Thailand. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission ("SEC") and in accordance with the SFAS No. 52 - "Foreign Currency Translation". Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder's equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in other items on the statement of operations.

Concentration of risk - A significant amount of the Company's assets and resources are dependent on the financial support of Anchana Chayawatana should Anchana Chayawatana determine to no longer finance the operations of the company, it may be unlikely for the company to continue.

Revenue recognition - The Company has no revenues to date from its operations.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from October 12, 2004 (Date of Inception) through January 31, 2005.

------------------------------------------------------------------------
Legal Procedures - The Company is not aware of, nor is it involved in any pending legal proceedings.

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended January 31, 2005:

                                                        2005
                                                        ----
Net loss, as reported	                              $  (1,326)
Other comprehensive income                                 (241)
Add:  Stock-based employee compensation expense
      included in reported loss, net of related
      tax effects                                            --
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      methods for all awards, net of related
      tax effects                                            --
                                                      ---------
Pro forma net loss                                    $  (1,085)
                                                      =========
Net loss per common share:
    Basic and fully diluted loss per share,
    as reported	                                      $   (0.00)
                                                      =========
    Basic and fully diluted loss per share,
    pro forma                                         $   (0.00)
                                                      =========

There were no stock options granted for the period ended January 31, 2005.There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

New accounting pronouncements - In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet a ssessed the impact on adopting this new standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 1.

123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements.

2. PROPERTY AND EQUIPMENT
-------------------------
As of January 31, 2005, the Company does not own any property and/or equipment.

3. STOCKHOLDER'S EQUITY
-----------------------
The Company has 75,000,000 shares authorized and 1,000,000 issued and outstanding as of January 31, 2005. The issued and outstanding shares were issued as follows:

1,000,000 common shares were issued to Alan Teegardin on October 12, 2004 for the sum of $5,000 in cash which were subsequently transferred to Anchana Chayawatana on November 19, 2004 for the same amount.

4. LOAN FROM STOCKHOLDER
------------------------
As of January 31, 2005, there are no loans to the Company from any stockholders.

5. RELATED PARTY TRANSACTIONS
-----------------------------
As of December 31, 2004, there are no significant related party transactions between the Company and any officers.

6. STOCK OPTIONS
----------------
As of January 31, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. COMPREHENSIVE INCOME
-----------------------
The Company's bank accounts are located in Thailand, with funds in Thai baht, while the financial statements are prepared in US Dollars. Foreign currency translation gains were $241 for the period ended January 31, 2005. The before-tax amount and after-tax amount are the same for the Company. The Company maintained an account balance of Baht 116,493 at January 31, 2005, while the exchange rate was $0.02581, thus the equivalent amount in US Dollars is $3,006.

8. LITIGATION
-------------
As of December 31, 2004, the Company is not aware of any current or pending litigation which may affect the Company's operations.

9.  SUBSEQUENT EVENTS
---------------------
The Company had its SB-2 registration statement go effective on February 15, 2005 and completed its offering as of March 3, 2005, raising an aggregate amount of the equivalent of $55,000 or 2,117,500 baht, based on an exchange rate of 38.50 baht to the US dollar. The Company's lease for its office also started on March 1, 2005 when the company took possession of the premises.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
For the three months ended January 31, 2005 and since the date of inception, we have had no revenues.

We incurred operating expenses of $1,326 for the three months ended January 31, 2005. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended January 30, 2005 was $1,326. Since we have only been incorporated since October 12, 2004, no comparisons are included in this report to previous periods.

There was no cash provided by financing activities for the three months ended January 31, 2005.

Subsequent to the preparation of this quarterly report, we completed the sale of our securities pursuant to the terms of an SB-2 Registraton Statement filed and made effective by the U.S. Securities and Exchange Commission in February 2005. The offering consisted of the sale of 1,100,000 shares of our common stock, at a price of $.05 US per share, for a total of $55,000. All Shares were sold and the offering was closed in March 2005.

We are still in our development stage and have generated no revenues to date. Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations and/or obtain the financing necessary to meet our obligations and repay our liabilities arising from normal business operations when they become due.

Dr. Chayawatana, an officer and director, intends to advance funds to us, at no interest, on an as needed basis to complete our projected milestones, until such time as we are generating revenues from sales.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $3,006 at January 31, 2005, plus the offering proceeds we receive from the sale of our equity securities pursuant to our SB-2 Registration Statement, to satisfy our cash requirements until we are able to generate revenues. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans. After that twelve month period, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

Our stockholders' equity at January 31, 2005, was $3,910.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next six months.

Plan of Operation/Proposed Milestones to Implement Business Operations:
----------------------------------------------------------------------
The following criteria for our proposed milestones are based on estimates derived from research and marketing data accumulated by our directors. They are estimates only. The number of employees, number of initial bags we plan to have manufactured for our inventory and the other projected milestones are approximations only and subject to adjustment based on costs and needs.

March/April 2005:
----------------
We have produced our first bag model and are continuing to design, choose the materials and have our contracted manufacturer make a prototype of our second bag model. We will then make whatever changes are necessary, as well as any improvements to our bag, and create a final prototype for this model which we will then have our contracted manufacturer produce for us. We will use this design as our second model to put into production. Our first line of bags will include
2 different models in 2 different sizes. Each size will be designed to accommodate either a 12 inch or 15 inch laptop computer. Dr. Anchana Chayawatana will produce the second design in conjunction with our designer, Yingsak Petchsut. The cost for the design used will be approximately $250 and we estimate the cost of production for the second prototype in two different sizes will be approximately $100.

May 2005:
----------
We will hire a General Manager who will be responsible for many aspects of our operation, from administration to sales. We will also rent office space to operate out of. We will produce our first batch of bags with a total of 200 bags, 50 bags for each size of each model.

These bags will be for samples and to fulfill small orders to local stores and for internet sales. We will host a booth at the Bangkok International Gift and Houseware Fair (BIG) held at Impact Arena in Bangkok, Thaiand from April 19 to April 24. All of our officers and our General Manager will be present at the trade show at various times. The cost of hosting a booth at this show is approximately $2,000. We will also start an advertising campaign in local magazines and will attempt to have some articles written on our products through personal connections of Dr. Chayawatana. We have budgeted $3,500 for a local advertising campaign at this time. We also plan to launch our website at www.lamliang.com. Dr. Chayawatana will be responsible for overseeing the website launch and there is no cost associated with the development, which is being conducted by Dr. Chayawatana with the assistance of some of her personal friends who are web developers at no cost to us. We intend to begin selling products and generating revenues during this phase. We plan to pay our General Manager 15,000 baht per month, or approximately $400 US per month. This is comparable to similar positions in Thailand, as the minimum wage earner makes approximately 4,000 baht per month, or $100 US per month.

June/July 2005:
--------------
We will aggressively start an ongoing sales campaign to wholesale our bags targeting trendy and fashionable upper class stores and department stores. Anongnat Chansangachom and our General Manager will establish our sales campaigns and will perform all direct sales. We currently estimate there will be no costs involved to contact and visit local Thai boutiques and retail department stores, other than transportation and other out-of-pocket expenses incurred by Anongnat Chansangachom and our General Manager.

August/September 2005:
---------------------
We will design, test and produce our fall/winter line of bags. We plan to have 3 different styles to choose from that will come in 2 different sizes, each to accommodate both 12 inch and 15 inch model laptop computers. Dr. Anchana Chayawatana will produce the designs in conjunction with our designer, Yingsak Petchsut. We estimate the costs for the designs will be $750, based on 3 styles at $250 each to Mr. Petchsut. We estimate the cost to produce the new prototypes will be less than $300. During this phase, we also intend to apply for our export license from the Thai government. The current cost of the export license is $125.

October 2005:
------------
We will host a booth at the Bangkok International Gift and Houseware Fair (BIG) held at Impact Arena in Bangkok, Thailand from October 17 to October 22. We will begin exporting our products starting with the launch of our fall/winter line and will seek companies to export to or act as distributors or representatives for our products. We will look for exposure for our export sales at the BIG Fair. All of our officers and our General Manager will be present at the trade show at various times. The cost of hosting a booth at this trade show is approximately $2,000.

November 2005:
-------------
We hope to participate in the Elle Fashion Week held in Bangkok, Thailand either by some form of sponsorship or by displaying our
product line at one of the events held during the Week.   Dr.
Chayawatana and our General Manager will make arrangements for the show. The cost is unknown at this time, so we are not yet sure if we will be able to participate.

Accounting Policies
-------------------
The unaudited financial statements as of January 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our October 31, 2004 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File No. 333-121127.

We have adopted SFAS No. 52, Foreign Currency Translation, which requires that the translation of the applicable foreign currency into U.S. dollars be performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are included in the consolidated statements of stockholders' equity and comprehensive income.

ITEM 3.   CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, we have performed an evaluation, under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the evaluation, our Chief Executive Officer and Principal Financial Officer concluded that the current disclosure controls we have in place are effective in timely alerting us to any material information which would be required to be included in our periodic reports. There have been no significant changes in our internal controls or other factors that could significantly affect internal controls subsequent to the date of this evaluation.

                  PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form SB2 Registration Statement, filed under SEC File No. 333-121127, at the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
  31.1          Sec. 302 Certification of Principal Executive Officer
  31.2          Sec. 302 Certification of Principal Financial Officer
  32.1          Sec. 906 Certification of Principal Executive Officer
  32.2          Sec. 906 Certification of Principal Financial Officer

B) There were no reports on Form 8-K filed during the quarter ended January 31, 2005.

                            SIGNATURES
                            ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 14, 2005                   Lam Liang Corp., Registrant

                                 By: /s/ Dr. Anchana Chayawatana
                                 -------------------------------------
                                 Dr. Anchana Chayawatana, President
                                 and Chief Executive Officer

March 14, 2005                   By: /s/ Prapaipan Chayawatana
                                 -------------------------------------
                                 Prapaipan Chayawatana, Treasurer,
                                 Chief Financial Officer and Principal
                                 Accounting Officer