Form 10QSB
period 2005-04-30
Lam Liang Corp.
filed 2005-06-13
CIK 1308137

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended April 30, 2005

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act
For the transition period from        to
                               -------   --------

                Commission File Number: 333-121127

                          LAM LIANG CORP.
      ----------------------------------------------------
      (Exact name of Registrant as specified in its charter)

        Nevada                                    20-1740044
 ------------------- -------                   ------------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization               Identification No.)

  Unico House (Unit 12D/1) 12th Floor
   29/1 Soi Langsuan, Ploenchit Road
       Bangkok 10330 Thailand              Telephone: (+662) 652-2588
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

We had a total of 2,100,000 shares of common stock issued and outstanding at April 30, 2005.

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and six months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.


                          Lam Liang Corp.
                 (A Development Stage Enterprise)
                          Balance Sheet

                                                    Unaudited
                                                      As of
                                                  April 30, 2005
                                                  --------------
                       A S S E T S
Current Assets
--------------
  Cash                                             $   50,885
  Deposits                                                886
                                                   ----------
Total Current Assets                                   51,771
                                                   ----------
Property and equipment, net                             1,913
                                                   ----------
Total  Assets                                      $   53,684
                                                   ==========

                  L I A B I L I T I E S

Current Liabilities
-------------------
  Accounts Payable                                 $      15
  Loans from officers                                    802
                                                   ---------
Total Current Liabilities                                802
                                                   ---------
Total Liabilities                                  $     802


            S T O C K H O L D E R S '    E Q U I T Y

Common Stock
75,000,000 authorized shares,
par value $.001
1,000,000 shares issued and outstanding            $  2,100

Additional Paid-in-Capital                           57,900

Accumulated Deficit                                  (5,932)

Accumulated other comprehensive income               (1,186)
                                                   --------
Total stockholders' equity                           52,882
                                                   --------
Total Liabilities and Stockholders' Equity         $ 53,684
                                                   ========


        See accompanying notes to Financial Statements.

                            Lam Liang Corp.
                   (A Development Stage Enterprise)
                       Statement of Operations

                                                 (Unaudited)      (Unaudited)
                                                   3 months         6 months
                                                     ended           ended
                                                April 30, 2005   April 30, 2005
                                                --------------   --------------
Revenue:
--------
Revenue                                            $        -      $        -

Operating Expenses
------------------
General and Administrative                              4,606           5,932
                                                   ----------      ----------
Total Operating Expenses                                4,606           5,932
                                                   ----------      ----------
Income(Loss) from Operations                          (4,606)          (5,932)

Other Income and Expense:
------------------------
Other expense                                               -               -
                                                   ----------      ----------
Total Other Income (Expenses)                               -               -
                                                   ----------      ----------
Loss before Provision for Income Taxes                 (4,606)         (5,932)
Provision for Income Taxes                                  -               -
                                                   ----------      ----------
Net Loss                                           $   (4,606)     $   (5,932)
                                                   ----------
Other Comprehenseve Income, Net of Tax:
--------------------------------------
Foreign currency translation adjustment                (1,422)         (1,181)
                                                   ----------      ----------
Other Comprehensive Income                         $   (1,422)     $   (1,181)
                                                   ----------      ----------
Comprehensive Income                               $   (6,028)     $   (7,113)
                                                   ==========      ==========
Basic and Diluted Loss Per Common Share            $    (0.00)     $   (0.01)
                                                   ==========      ==========

Basic and Diluted Weighted Average
Common Shares Outstanding                           1,550,000      1,266,667
                                                   ==========      =========

         See accompanying notes to Financial Statements.

                             Lam Liang Corp.
                    (A Development Stage Enterprise)
                        Statement of Cash Flows

                                             (Unaudited)      (Unaudited)
                                               3 months         6 months
                                                 ended           ended
                                            April 30, 2005   April 30, 2005
                                            --------------   --------------
Cash flows from operating activities:
------------------------------------
Net Loss                                       $ (4,606)        $  (5,932)

Adjustments to reconcile net loss to
net cash used by operating activities:
-------------------------------------
Other Comprehensive income                       (1,422)           (1,181)

Changes in Operating assets and liabilities:
  Increase in accounts payable                       15                15
  Invrase in related party loans                    802               802
  Changes in deposits                                 -              (904)
                                               --------         ---------
Net cash used by operating activities            (5,211)           (7,199)

Cash Flows from Investing Activities:
------------------------------------
Purchase of property and equipment             $ (1,910)           (1,910)
                                               --------         ---------
Net cash used in investing activities            (1,910)           (1,910)

Cash Flows from Financing Activities:
------------------------------------
Proceeds from issuance of common stock         $ 55,000            55,000
                                               --------         ---------
Net cash provided by financing activities        55,000            55,000
                                               --------         ---------
Net increase in cash                             47,879            45,890

Cash, beginning of period                         3,006             4,995
                                               --------         ---------
Cash, end of period                           $  50,885         $  50,885
                                               ========         =========

Supplemental Disclosures:
------------------------
Cash payments for income taxes                 $      -         $       -
                                               ========         =========
Cash payments for interest                     $      -         $       -
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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended January 31, 2005:

                                                        2005
                                                        ----
Net loss, as reported	                              $  (4,606)
Other comprehensive income                               (1,422)
Add:  Stock-based employee compensation expense
      included in reported loss, net of related
      tax effects                                            --
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      methods for all awards, net of related
      tax effects                                            --
                                                      ---------
Pro forma net loss                                    $  (6,028)
                                                      =========
Net loss per common share:
    Basic and fully diluted loss per share,
    as reported	                                      $   (0.00)
                                                      =========
    Basic and fully diluted loss per share,
    pro forma                                         $   (0.00)
                                                      =========

There were no stock options granted for the period ended April 30, 2005.There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

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

----------------------------------------------------------------------
In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet a ssessed the impact on adopting this new standard.

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

2. PROPERTY AND EQUIPMENT
-------------------------
As of April 30, 2005, the Company owns office equipment and furniture totaling $1,913.

3. STOCKHOLDER'S EQUITY
-----------------------
The Company has 75,000,000 shares authorized and 1,000,000 issued and outstanding as of April 30, 2005. The issued and outstanding shares were issued as follows:

1,000,000 common shares were issued to Alan Teegardin on October 12, 2004 for the sum of $5,000 in cash which were subsequently transferred to Anchana Chayawatana on November 19, 2004 for the same amount.

1,100,000 common shares were issued to 29 invetors in the Company's SB-2 offering for the aggregate sum of $55,000 in cash. The Regulation SB-2 offering was declared effective by the Securities and Exchange Commission on February 15, 2005 and completed in March 2005.

4. LOAN FROM DIRECTOR
---------------------
As of April 30, 2005, the Company owed one of its directors $802 for out-of-pocket expenses that have not yet been repaid.

5. RELATED PARTY TRANSACTIONS
-----------------------------
As of April 30, 2005, there are no significant related party transactions between the Company and any of its officers or directors.

6. STOCK OPTIONS
----------------
As of April 30, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. COMPREHENSIVE INCOME
-----------------------
The Company's bank accounts are located in Thailand, with funds in Thai baht, while the financial statements are prepared in US Dollars. Foreign currency translation losses were $1,422 for the period ended April 30, 2005. The before-tax amount and after-tax amount are the same for the Company. The Company maintained an account balance of Baht 2,011,417 at April, 2005, while the exchange rate was $0.0253, thus the equivalent amount in US Dollars is $50,885.

8. LITIGATION
-------------
As of April 30, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.

9.  SUBSEQUENT EVENTS
---------------------
There have been no subsequent events after the close of the period, April 30, 2005, which are material to operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
For the three and six months ended April 30, 2005 and since the date of inception, we have not yet generated any revenues.

We incurred operating expenses of $4,606 and $5,932 for the three month and six month periods ended April 30, 2005. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three and six months ended April 30, 2005 was $4,606 and 5,932, respectively. Since we have only been incorporated since October 12, 2004, no comparisons are included in this report to previous

Cash provided by financing activities for the three and six months ended April 30, 2005 was $55,000, resulting from the sale of our common stock in an initial public offering, which was completed in March 2005.

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

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $50,885 at April 30, 2005 to satisfy our cash requirements until we are able to generate revenues. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans. After that twelve month period, if we have not yet generated revenues sufficient to sustain our business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

Our stockholders' equity at April 30, 2005, was $52,882.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements.

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

May/June 2005:
--------------
We hired a General Manager, Tarika Kograbintra, an unrelated third party, who will be responsible for many aspects of our operation, from administration to sales. The General Manager is being paid 12,000 baht ($300 USD) per month, which is a comparable rate for similar services in Thailand.

We are in the process of producing our initial inventory of bags which, when completed, will consist of a total of approximately 200 bags, 50 bags for each size of each model.

These bags will be for samples and to fulfill small orders to local stores and for internet sales. We plan to start an advertising campaign in local magazines and will attempt to have some articles written on our products through personal connections of Dr. Chayawatana. We have budgeted $3,500 for a local advertising campaign at this time. We have launched a basic website at www.lamliang.com and are continuing to build the web pages and content. There is no cost associated with the development of the website, which is being conducted by Dr. Chayawatana with the assistance of some of her personal friends who are web developers, at no cost to us. We are planning to begin selling products and generating revenues during this phase.

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

October 2005:
------------
We plan to host a booth at the Bangkok International Gift and Houseware Fair (BIG) held at Impact Arena in Bangkok, Thailand from October 17 to October 22. We will begin exporting our products starting with the launch of our fall/winter line and will seek companies to export to or act as distributors or representatives for our products. We will look for exposure for our export sales at the BIG Fair. All of our officers and our General Manager will be present at the trade show at various times. The cost of hosting a booth at this trade show is approximately $2,000.

November 2005:
-------------
We hope to participate in the Elle Fashion Week held in Bangkok, Thailand either by some form of sponsorship or by displaying our
product line at one of the events held during the Week.   Dr.
Chayawatana and our General Manager will make arrangements for the show. The cost is unknown at this time, so we are not yet sure if we will be able to participate.

Critical Accounting Policies
----------------------------
The unaudited financial statements as of April 30, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our October 31, 2004 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File No. 333-121127.

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

Our financial statements are based on the selection and application of generally accepted accounting principles, which require us to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results could differ from those estimates, and any such differences may be material to our financial statements. We believe that our policies may involve a higher degree of judgment and complexity in their application than our other accounting policies and represent the critical accounting policies used in the preparation of our financial statements. If different assumptions or conditions were to prevail, the results could be materially different from our reported results. Our significant accounting policies are presented in the notes to our financial statements.

When we prepare our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. We base these estimates on historical results and various other assumptions believed to be reasonable, the results of which form the basis for making estimates concerning the carrying value of assets and liabilities that are not readily available from other sources. Actual results could differ from the amounts previously estimated, which were based on the information available at the time the estimates were made. Changes in estimates are recorded if and when better information becomes available.

We consider an accounting estimate to be critical if: (1) the accounting estimate requires us to make an assumption about a matter that was highly uncertain at the time the estimate was made, and (2) changes in the estimate that are reasonably likely to occur from period to period, or use of a different estimate that we reasonably could have used in the current period, could have a material impact on our consolidated results of operations or financial condition.

As we are currently only a development stage company, with no revenues, we do not yet have an Audit Committee.

ITEM 3.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
------------------------------------------------
Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

B) There was one report on Form 8-K filed during the quarter ended April 30, 2005, disclosing our change in auditors. The Form 8-K is incorporated herein by this reference and can be found in its entirety on the SEC website at www.sec.gov under our SEC File No. 333-121127.

                            SIGNATURES
                            ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


June 10, 2005                    Lam Liang Corp., Registrant

                                 By: /s/ Dr. Anchana Chayawatana
                                 -------------------------------------
                                 Dr. Anchana Chayawatana, President
                                 and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 10, 2005                    Lam Liang Corp., Registrant

                                 By: /s/ Dr. Anchana Chayawatana
                                 -------------------------------------
                                 Dr. Anchana Chayawatana, President
                                 and Chief Executive Officer

June 10, 2005                    By: /s/ Prapaipan Chayawatana
                                 -------------------------------------
                                 Prapaipan Chayawatana, Treasurer,
                                 Chief Financial Officer and Principal
                                 Accounting Officer