Form 10QSB
period 2005-07-31
Lam Liang Corp.
filed 2005-09-14
CIK 1308137

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended July 31, 2005

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

We had a total of 2,100,000 shares of common stock issued and outstanding at July 31, 2005.

Indicate  by check mark  whether  the  registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).   Yes X    No

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three and nine months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the full fiscal year.


                          Lam Liang Corp.
                 (A Development Stage Enterprise)
                          Balance Sheet

                                                    Unaudited         Audited
                                                      As of            As of
                                                  July 31, 2005   Octobe 31, 2004
                                                  --------------  ---------------
                             ASSETS
Current Assets
--------------
  Cash                                             $   46,534       $     4,995
  Deposits                                                840                 -
                                                   ----------       -----------
Total Current Assets                                   47,374             4,995
                                                   ----------       -----------
Property and equipment, net                             1,724                 -
                                                   ----------       -----------
Total Assets                                       $   49,098       $     4,995
                                                   ==========       ===========

                           LIABILITIES

Current Liabilities
-------------------
  Accounts Payable                                 $      14        $         -
  Loans from officers                                  1,847                  -
                                                   ---------        -----------
Total Current Liabilities                              1,847                  -
                                                   ---------        -----------
Total Liabilities                                  $   1,847                  -


                      STOCKHOLDERS' EQUITY

Common Stock
 75,000,000 authorized shares, par value $.001
 2,100,000 shares issued and outstanding           $  2,100         $    1,000
Additional Paid-in-Capital                           57,900              4,000

Accumulated Deficit                                  (8,919)                 -

Accumulated other comprehensive income               (3,830)                (5)
                                                   --------         ----------
Total stockholders' equity                           47,251              4,995
                                                   --------         ----------
Total Liabilities and Stockholders' Equity         $ 49,098         $    4,995
                                                   ========         ==========


                   See accompanying notes to Financial Statements.

                              Lam Liang Corp.
                     (A Development Stage Enterprise)
                          Statement of Operations

                                                                                  (Unaudited)
                                                 (Unaudited)      (Unaudited)      Inception
                                                   9 months         3 months    October 12, 2004
                                                     ended           ended          through
                                                July 31, 2005   July 31, 2005     July 31, 2005
                                                --------------   -------------- ----------------
Revenue:
--------
Revenue                                            $        -      $        -       $       -

Operating Expenses
------------------
General and Administrative                              8,844           2,912           8,844
Depreciation                                               91              91              91
                                                   ----------      ----------       ---------
Total Operating Expenses                                8,935           3,003           8,935
                                                   ----------      ----------       ---------
Income(Loss) from Operations                           (8,935)         (3,003)         (8,935)

Other Income and Expense:
------------------------
Other expense                                              16              16              16

Interest Expense                                            -               -               -
                                                   ----------      ----------        --------
Total Other Income (Expenses)                              16              16              16
                                                   ----------      ----------        --------
Loss before Provision for Income Taxes                 (8,919)         (2,987)         (8,919)
Provision for Income Taxes                                  -               -               -
                                                   ----------      ----------        --------
Net Loss                                           $   (8,919)     $   (2,987)       $ (8,919)
                                                   ----------      ----------        --------
Other Comprehenseve Income, Net of Tax:
--------------------------------------
Foreign currency translation adjustment                (3,825)         (2,644)         (3,825)
                                                   ----------      ----------        --------
Other Comprehensive Income                         $   (3,825)     $   (2,644)       $ (3,825)
                                                   ----------      ----------        --------
Comprehensive Income                               $  (12,744)     $   (5,631)       $(12,744)
                                                   ==========      ==========        ========
Basic and Diluted Loss Per Common Share            $    (0.01)     $   (0.00)        $  (0.01)
                                                   ==========      ==========        ========

Basic and Diluted Weighted Average
Common Shares Outstanding                           1,600,366      2,100,000         1,561,301
                                                   ==========      =========         =========

                     See accompanying notes to Financial Statements.

                             Lam Liang Corp.
                    (A Development Stage Enterprise)
                        Statement of Cash Flows

                                                               (Unaudited)
                                              (Unaudited)       Inception
                                               9 months      October 12, 2004
                                                 ended           through
                                            July 31, 2005     July 31, 2005
                                            --------------   --------------
Cash flows from operating activities:
------------------------------------
Net Loss                                      $    (8,919)     $      (8,924)

Adjustments to reconcile net loss to
net cash used by operating activities:
-------------------------------------
Other Comprehensive income                         (3,681)            (3,681)
Depreciation                                           91                 91

Changes in Operating assets and liabilities:

  Increase in accounts payable                         15                 15
  Increase in related party loans                   1,847              1,847
  Changes in deposits                                (904)              (904)
                                               ----------         ----------
Net cash used by operating activities             (11,550)           (11,555)

Cash Flows from Investing Activities:
------------------------------------
Purchase of property and equipment                 (1,910)            (1,910)
                                               ----------         ----------
Net cash used in investing activities              (1,910)            (1,910)

Cash Flows from Financing Activities:
------------------------------------
Proceeds from issuance of common stock             55,000             60,000
                                               ----------         ----------
Net cash provided by financing activities          55,000             60,000
                                               ----------         ----------

Net increase in cash                               41,539             46,534

Cash, beginning of period                           4,995                  -
                                               ----------         ----------
Cash, end of period                           $    46,534        $    46,534
                                               ==========         ==========

Supplemental Disclosures:
------------------------
Cash payments for income taxes                $         -        $         -
                                               ==========         ==========
Cash payments for interest                    $         -        $         -
                                               ==========         ==========

        See accompanying notes to Financial Statements.

                          LAM LIANG CORP.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
-----------------------------------------------------------------------
Description of business and history - Lam Liang Corp., a Nevada corporation, (hereinafter referred to as the "Company" or "Lam Liang") was incorporated in the State of Nevada on October 12, 2004. Lam Liang Corp. was incorporated in the State of Nevada on October 12, 2004. We were formed to design, produce and sell fashionable computer laptop cases for women through our subsidiary, Maha San Lam Liang Co. Ltd., a Thai corporation, in Bangkok, Thailand. In November, 2004, we acquired 99.94% ownership in a privately-held company, registered under the laws of Thailand under the name of Maha San Lam Liang Co. Ltd. The company was formed and registered in Thailand on November 5, 2004 by Dr. Anchana Chayawatana and she is the sole officer and director of the company. The Company intends to develop a website for the purpose of generating retail orders from the public at some point in the future, although the website has not been completed as of July 31, 2005. The Company operations have been limited to general administrative operations and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

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

Going concern - The Company incurred net losses of approximately
$8,919 and accumulated other comprehensive income losses of $3,830 from the period of October 12, 2004 (Date of Inception) through July 31, 2005 and has not commenced its operations, rather, is still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company's year end is October 31.

                       LAM LIANG CORP.
                (A DEVELOPMENT STAGE COMPANY)
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
-------------------------------------------------------------------------
Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

                       LAM LIANG CORP.
                (A DEVELOPMENT STAGE COMPANY)
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
------------------------------------------------------------------------

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from October 12, 2004 (Date of Inception) through July 31, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Comprehensive income (loss) - The Company's bank account is located in Thailand, with funds in Thai baht. Foreign currency translation gains and losses were $2,644 for the quarter ended July 31, 2005. See
Note 7 regarding comprehensive income.

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

Concentration of risk - A significant amount of the Company's assets and resources are dependent on the financial support of Anchana
Chayawatana. Should Anchana Chayawatana determine to no longer finance the operations of the company, it may be unlikely for the Company to continue.

Revenue recognition - The Company has no revenues to date from its operations.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from October 12, 2004 (Date of Inception) through July 31, 2005.

                       LAM LIANG CORP.
                (A DEVELOPMENT STAGE COMPANY)
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
------------------------------------------------------------------------
Legal Procedures - The Company is not aware of, nor is it involved in any pending legal proceedings.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended July 31, 2005:

                                                        2005
                                                        ----
Net loss, as reported	                              $  (2,987)
Other comprehensive income                               (2,644)
Add:  Stock-based employee compensation expense
      included in reported loss, net of related
      tax effects                                            --
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      methods for all awards, net of related
      tax effects                                            --
                                                      ---------
Pro forma net loss                                    $  (5,631)
                                                      =========
Net loss per common share:
    Basic and fully diluted loss per share,
    as reported	                                      $   (0.00)
                                                      =========
    Basic and fully diluted loss per share,
    pro forma                                         $   (0.00)
                                                      =========

There were no stock options granted for the period ended July 31, 2005.There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

                       LAM LIANG CORP.
                (A DEVELOPMENT STAGE COMPANY)
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
----------------------------------------------------------------------

Recent accounting pronouncements - In December 2002, the FASB issued
SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

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

2. PROPERTY AND EQUIPMENT
-------------------------
As of July 31, 2005, the Company owns office equipment and furniture totaling $1,724.

3. STOCKHOLDER'S EQUITY
-----------------------
The Company has 75,000,000 shares authorized and 2,100,000 issued and outstanding as of July 31, 2005. The issued and outstanding shares were issued as follows:

1,000,000 common shares were issued to Alan Teegardin on October 12, 2004 for the sum of $5,000 in cash which were subsequently transferred to Anchana Chayawatana on November 19, 2004 for the same amount.

1,100,000 common shares were issued to 29 investors in the Company's SB-2 offering for the aggregate sum of $55,000 in cash. The Regulation SB-2 offering was declared effective by the Securities and Exchange Commission on February 15, 2005 and completed in March 2005.

4. LOAN FROM DIRECTOR
---------------------
As of July 31, 2005, the Company owed one of its directors $1,847 for out-of-pocket expenses that have not yet been repaid.

5. RELATED PARTY TRANSACTIONS
-----------------------------
As of July 31, 2005, there are no significant related party transactions between the Company and any of its officers or directors.

                       LAM LIANG CORP.
                (A DEVELOPMENT STAGE COMPANY)
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6. STOCK OPTIONS
----------------
As of July 31, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. COMPREHENSIVE INCOME
-----------------------
The Company's bank accounts are located in Thailand, with funds in Thai baht, while the financial statements are prepared in US Dollars. Foreign currency translation losses were $2,644 for the period ended July 31, 2005. The before-tax amount and after-tax amount are the same for the Company. The Company maintained an account balance of Baht1,938,905 at July 31, 2005, while the exchange rate was $0.0240, thus the equivalent amount in US Dollars is $46,534.

8. LITIGATION
-------------
As of July 31, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.

9.  SUBSEQUENT EVENTS
---------------------
There have been no subsequent events after the close of the period, July 31, 2005, which are material to operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
For the three and nine months ended July 31, 2005 and since the date of inception, we have not yet generated any revenues.

We incurred total operating expenses of $3,003 and $8,935 for the three and nine month periods ended July 31, 2005. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our net losses for the three and nine month periods ended July 31, 2005 were $2,987 and $8,919, respectively. Since we have only been incorporated since October 12, 2004, no comparisons are included in this report to previous periods.

Cash provided by financing activities for the three and nine months ended July 31, 2005 was $0 and $55,000, respectively, resulting from the sale of our common stock in an initial public offering, which was completed in March 2005.

We are still in our development stage and have generated no revenues to date. Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations and/or obtain the financing necessary to meet our obligations and repay our liabilities arising from normal business operations when they become due.


Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $46,534 at July 31, 2005 to satisfy our cash requirements until we are able to generate revenues. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans. After that twelve month period, if we have not yet generated revenues sufficient to sustain our business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

Our stockholders' equity at July 31, 2005, was $47,251.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next six months.

Plan of Operation
-----------------
Since inception, we have completed the initial design of our first bags; however, we have been unable to locate and engage the services of a manufacturing facility to satisfactorily produce the bags to our specifications. We have had 3 different manufacturers attempt to produce prototypes, but the finished products were not satisfactory. It is our intent to produce "high-end", quality computer bags for women and we are determined to find a local manufacturer who will produce quality bags for a reasonable price. We currently have two prototypes in production by two other manufacturers and are awaiting the final product to determine if either will be satisfactory so we can begin the manufacture and sale of our products. In the meantime, we are continuing to contact manufacturing and production facilities in Thailand to use for further prototype producing and testing, if necessary.

Once our initial designs and prototypes are satisfactorily manufactured, we will engage the services of the manufacturer to produce our initial inventory and samples. We estimate our initial inventory and samples will consist of approximately 200 bags,50 bags for each size of each design.

These bags will be for samples, to fill small orders to local stores and for internet sales. We plan to start an advertising campaign in local magazines and will attempt to have some articles written on our products through personal connections of Dr. Chayawatana.

We have launched a basic website at www.lamliang.com and are continuing to build the web pages and content. There is no cost associated with the development of the website, which is being conducted by Dr. Chayawatana with the assistance of some of her personal friends who are web developers, at no cost to us. We are planning to begin selling products and generating revenues during this phase.

Critical Accounting Policies
----------------------------
The unaudited financial statements as of July 31, 2005 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our October 31, 2004 audited financial statements and notes thereto, which can be found in our Form SB-2 Registration Statement on the SEC website at www.sec.gov under our SEC File No. 333-121127.

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

B) There were no reports on Form 8-K filed during the quarter ended July 31, 2005.

                            SIGNATURES
                            ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


September 11, 2005               Lam Liang Corp., Registrant

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

September 11, 2005               Lam Liang Corp., Registrant

                                 By: /s/ Dr. Anchana Chayawatana
                                 -------------------------------------
                                 Dr. Anchana Chayawatana, President
                                 and Chief Executive Officer

September 11, 2005               By: /s/ Prapaipan Chayawatana
                                 -------------------------------------
                                 Prapaipan Chayawatana, Treasurer,
                                 Chief Financial Officer and Principal
                                 Accounting Officer