Form 10KSB
period 2005-10-31
Lam Liang Corp.
filed 2006-02-10
CIK 1308137

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                             FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the year ended October 31, 2005
[ ]Transition report Pursuant to Section 13 or 15(d) of the Exchange
Act
                 Commission File Number: 333-121127

                            LAM LIANG CORP.
   ----------------------------------------------------------
         (Name of Small Business Issuer In Its Charter)

        Nevada                               20-1740044
 -------------------------------         ------------------
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization         Identification No.)

 Unico House (Unit 12D/1) 12th Floor
  29/1 Soi Langsuan, Ploenchit Road
         Bangkok, Thailand                      10330
---------------------------------------     -------------
(Address of principal executive offices)      (Zip Code)

                         662-652-2588
                   --------------------------
                  (Issuer's Telephone Number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [ ]

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes  [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b2 of the Exchange Act. Yes [ ] No [X]

Issuer had no revenues for the year ended October 31, 2005.

The aggregate market value of the Issuer's voting common stock held by non-affiliates at October 31, 2005, computed by reference to the price at which the common stock was sold was $60,000. Issuer has no non-voting common stock. Issuer 's common stock is listed for quotation on the OTCBB under the stock symbol LLNG; however, there is no active trading market.

At October 31, 2005 and the date of the filing of this annual report, there were 2,100,000 shares of the Issuer's common stock issued and outstanding, held by a total of 31 shareholders of record.

Some exhibits required to be filed hereunder, are incorporated herein by reference to Issuer's original Form SB-2 Registration Statement, filed on December 10, 2004 under CIK No. 0001308137, which can be found n its entirety on the SEC website at www.sec.gov:

Transitional Small Business Disclosure Format:  Yes     No X

                       Forward Looking Statements
                       --------------------------
In addition to historical information, this Annual Report on Form 10K-SB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 relating to the our future operations and prospects, including statements that are based on current projections and expectations about the markets in which we operate, and our Management's beliefs concerning future performance and capital requirements based upon current available information. Such statements are based on Management's beliefs, as well as assumptions made by and information currently available to Management. When used in this document, words like "may", "might", "will", "expect", "anticipate", "believe", and similar expressions are intended to identify forward looking statements. Actual results could differ materially from Management's current expectations. For example, there can be no assurance that additional capital will not be required or that additional such amounts as we may need for continued business operations.

                          Available Information
                          ---------------------
Our Annual Reports on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.

                                 PART I
                                 ======
Item 1. Description of Business
-------------------------------
General Information
-------------------
Lam Liang Corp. was incorporated in the State of Nevada on October 12, 2004. We were formed to design, produce and sell fashionable computer laptop cases for women. In November, 2004, we acquired 99.94% ownership in a privately-held company, registered under the laws of Thailand under the name of Maha San Lam Liang Co. Ltd. The company was formed and registered in Thailand on November 5, 2004 by Dr. Anchana Chayawatana and she is the sole officer and director of the company. The company was formed to conduct our business operations in Thailand and on November 19, 2004, Dr. Anchana Chayawatana assigned all of her right, title and interest in and to the corporation, totaling 99.94% to us in exchange for $1,300 in cash, the cost of the Thai incorporation fees.

We are still in the development stage; have limited business operations; and have generated no revenues. We have been issued an opinion by our auditors that raises substantial doubt about our ability to continue as a going concern based on our current financial position.

We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on our company within the United States. In addition, we are indirectly registered as a foreign corporation, through our majority owned subsidiary, doing business in Thailand and are subject to the local laws of Thailand governing investors ability to bring actions in foreign courts and enforcing liabilities against a foreign private issuers, or any person, pursuant to U.S. and Thai securities laws. Generally, a final and conclusive judgment obtained by investors in U.S. courts would be recognized and enforceable against us in the Thai courts having jurisdiction without reexamination of the merits of the case.

Since all of our officers and directors reside outside the United States, substantially all or a portion of the assets of each are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against them judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States. We have been advised that, based on the political climate in Thailand, there is doubt as to the enforceability of judgments obtained in U.S. Courts.

Our fiscal year end is October 31. We have never been party to any bankruptcy, receivership or similar proceeding, nor have we undergone any material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Principal Products and Markets
------------------------------
Our principal products are fashion laptop computer bags that are currently being designed. We plan to manufacture, market, distribute and sell the products through our subsidiary, Maha San Lam Liang Co. Ltd., under the Lam Liang brand name. We plan to initially sell our bags in Thailand through an online internet store. We intend to sell exclusively women's styles. Lam Liang brand bags will be made with high quality materials from Thailand and will be hand finished.

Our initial product line is being designed by our President, Dr. Anchana Chayawatana, with assistance from a personal friend of hers who is a designer, Yingsak Petchsut. We have no written agreements with Mr. Petchsut, nor any formal agreement to pay him for his services or assistance. Informally, Dr. Chayawatana has agreed to pay him $250 US for each design that we use and send to production.

Although we will operate in a highly competitive market, we are hopeful we will be able to successfully compete in the industry with our proposed high quality bags and designs geared specifically to fashion conscious female professionals.

Lam Liang brand bag designs will be based on both classic styles and current trends. We have established these trends and styles based on research we have performed by watching the cable television Fashion Channel, which covers the latest fashion tends and designs from around the world that are appearing in retail stores for sale to the public. In addition, we have researched several fashion magazines, such as Vogue, which illustrates upcoming fashion trends, colors and patterns. We intend to design them so they will be stylish and elegant, yet versatile enough to be functional for all a professional women's needs. Our proposed bag designs will be oversized, yet appear sleek so that they can carry a woman's daily essentials, together with her computer laptop without looking like a laptop computer bag. Our bags are currently being designed based on four main concepts: colors and patterns, quality of materials and construction, functionality and ease of use, and finally, comfort.

Our bags are being designed using the latest colors and patterns for the current and upcoming seasons, in an effort to make them attractive and appealing to women seeking to be fashionable and
stylish in their accessorizing.   We  intend to  line our
bags with high quality light colored solids or patterns to make it easier to find items inside quickly. We intend to use durable materials like canvas for our outer shell, so our proposed bags will withstand wear and tear and endure the added weight of a laptop computer. Canvas is lightweight, yet strong, stain and water resistant and has been known to be long lasting. We intend to use a variety of different leathers for the handles and trim and a variety of magnetic fasteners, zippers and clasps for closures. We don't believe the materials we use will differ from those being used by our proposed competitors; however, we intend to hand finish and top-stitch many of our proposed bags to create unique and different designs than are currently seen in the market today. As labor costs are very low in Thailand, hand finishing will be relatively inexpensive and will not impact our proposed costs of production in any substantial way.

We intend to design a removable compartment for a computer laptop so that the computer can be carried separately. That compartment will be made from the same high quality materials, but will also be padded to ensure the security of the laptop computer during transit. Our bags will contain many separate compartments so that the contents of the bag will be neatly organized and easily accessible. Depending on the model, there may be separate compartments for the laptop computer, cosmetics, a cellular phone, a personal daily assistant
(PDA), keys, a pen, and travel documents or identification cards and papers.

Our bags are being designed ergonomically so that the shape of the bag will flow with a woman's movements. We intend to use comfortable yet durable fabrics so that the feel of the bag is softer against the body. Our bags are being designed so that the shoulder straps will distribute the weight over a greater area making it less noticeable and causing less physical stress. Our ergonomic designs will be accomplished through testing we intend to do ourselves. We intend to design our shoulder straps to be wider than those currently offered to allow a more secure and comfortable weight distribution on the shoulders. We also intend to have our officers and directors use and test each prototype bag before it is put into production to ensure it meets the "comfort" level we are striving for.

We plan to update our product offerings twice a year while retaining our top selling models as well. We intend to update our product line based on the fall/winter and spring/summer fashion seasons to keep up with the latest trends and styles in fashion.
bags market.

We are confident in the quality of our products and will offer a one year warranty on parts and labor with all of our bags. Customers who buy from a retailer will return their bag to where they purchased it and the retailer will then return it to us to either be repaired or replaced. Customers who buy from our online store will be required to cover shipping charges to send it back to us and have it returned to them.

Price Range of Products
-----------------------
We intend to initially price our proposed products between $150- $250 US. This price is comparable to computer bags and accessories which are currently available in the market. Most of the bags currently on the market are black or brown leather, suede or vinyl and are designed only for computer or work products. In local research we conducted among our friends and acquaintances, our proposed bags were well received at our proposed prices.

Marketing and Distribution
---------------------------
We initially plan to market and distribute our proposed Lam Liang brand bags in Thailand and through an online internet store.

We initially plan to wholesale our proposed bags to trend-conscious stores, high-end boutiques and department stores in Thailand. Once we have our initial sample line of products developed, we intend to have Anongnat Chansangachom, one of our directors, directly contact and market our proposed products to boutique shops and department stores in Thailand. In addition, we will attempt to have newspaper articles written about our products once we are in production and have samples to photograph and promote.

We intend to promote our website through local print advertising, as well as through regional internet marketing; however, we have not yet contracted any internet marketing firms at this time to implement any such campaign. We are currently finishing the design of our proposed initial products. Once we have completed our ergonomic testing and, if necessary, redesigned the initial product line, we will have several of each produced for use in our marketing efforts. Our officers and directors will also each use the bags in their day-to-day business and travel to promote and market our brand name and proposed products.

Once we start to become better known and our brand name becomes recognizable, we hope to be able to expand our sales into the United States and internationally by attending industry and trade shows and by entering into sales agency or distribution agreements with independent agents, each of whom would be granted the exclusive right to market and sell Lam Liang brand bags in a specific territory.

Website Design and Development
-----------------------------
Dr. Chayawatana, our President, is currently designing our website with the assistance of some personal friends who are web designers and who have offered to program and design the site as a personal favor at no cost to us. The website will be programmed and hosted only in English to service all international markets. Even though we initially intend for our first site to be used by consumers in Thailand, due to the target audience of professional women, we feel our prospective customers will be fluent in English, as are most Thai business women, so we don't feel there is a need to program the site in any other languages.

We have registered the domain name lamliang.com and engaged the services of godaddy.com to register our domain name and host our website. Our website is complete and published, however, we do not yet have any inventory available for sale, as our product line is not yet completed. We are paying godaddy.com an annual fee of of approximately $133 for web hosting and the shopping cart software we will use secure online sales by credit card.

Once we have completed the design of several bags for our initial inventory, we intend to photograph them for publication and sale on our website.

Initially, we intend to fulfill all internet customer orders from our office in Bangkok, Thailand. We will pack the items and deliver them via Thailand Parcel Post Service or other shipping company for distribution to consumers. We are committed to shipping accurate orders, efficiently and in a timely manner. Based on information we received from the staff at Thailand Post, the estimated delivery time is currently three to five business days from the date of the receipt of order for domestic orders and ten to fifteen business days for international orders. If we receive a substantial order, the manufacturing and delivery time could be longer and we would contact the customer to discuss the order and approximate delivery date and method. We will charge each customer in advance for the shipping costs associated with the order. Thailand Post has advised that the costs for domestic delivery will be approximately $8 for orders shipped within Asia; approximately $10 for orders shipped to Europe; and approximately $12 for orders shipped to North America. These estimates are only approximate costs based on approximate weight, which is currently unknown until our proposed products are manufactured and weighed for actual weight of each. In addition, the estimates are based on one bag per order, so orders with multiple bags would incur greater shipping charges.

Customer Service
----------------
The typical shopping experience at our online store will begin with the search for products that meet specific needs, including the ordering process and will extend through product delivery and post-purchase support. We believe that the ability to accurately fulfill orders, ship products quickly to a customer's door and efficiently handle customer inquiries is as important to customer satisfaction as a superior product selection. We believe that a high level of customer service and support is critical to retaining and expanding a reliable, repeat customer base and for establishing and maintaining a trusted brand name. Accordingly, while we currently do not have the financial resources, or the need to employ any customer service personnel, we do intend to develop a stringent customer service policy. Once we commence sales, management will be available by phone or via e-mail, from 9:00 a.m. to 5:00 p.m., local Bangkok time, Monday through Friday, and
during non-business hours via voicemail.   The General Manager whom we
will be hiring in April to oversee our operations and manage our offices will be responsible for all customer service. We will provide order and shipping confirmations (with tracking numbers) or notifications of out-of-stock items to customers via email. We are dedicated to providing superior customer satisfaction to secure repeat customers.

Money-Back Guarantee
--------------------
As an incentive to purchase and try our proposed bags, we will unconditionally guarantee all unused or defective merchandise for a period of 7 days from the receipt of shipment. If a customer is not completely satisfied with a purchase, he/she may return any unused or defective merchandise for a prompt refund. In addition, as a further purchase incentive, we will pay all shipping and handling charges on return merchandise.

Sources and Availability of Raw Materials
-----------------------------------------
We currently plan to purchase all of our materials including fabric, thread, zippers and fasteners from both Watanaporn Panich and World Leather Center Co. Ltd., both located in Bangkok, Thailand. We will choose the materials we want to use and then have our manufacturer purchase the materials on our behalf and bill us together with their manufacturing costs, a customary business practice in Thailand. We do not currently have any long-term agreements in place for the supply of our fabric, thread or other raw materials, but we have chosen some materials for our initial sample inventory. Although we plan to choose only high quality materials in the manufacture of our proposed bags, they are readily available from a large number of suppliers in Thailand and abroad. We will continually source new materials from other suppliers who may produce different materials, materials of higher quality or similar materials that are lower priced.

Manufacturing
-------------
We plan to outsource all of our manufacturing to a third party Currently, we plan to use the services of one contract manufacturer, Fabric Bag Group of Khon Kaen, Thailand, to make our proposed products ; however, once we have completed a few designs, we intend to engage one or two local manufacturers to bid on and make our samples. At that time, we will decide whose services we will engage and will enter into a written agreement with that party to manufacture our products. We have been in preliminary discussions with Fabric Bag Group regarding the production, whereby they would purchase the fabric and sew and finish our products to our design and other specifications. This will enable us to manufacture our bags without requiring a large amount of working capital. We will inspect the fabrics and the finished goods prior to shipping them as part of our quality control program. We plan to continue to outsource all of our production indefinitely. Further, we recognize that, as we grow, we will require additional contractors to manufacturing our bags and are currently seeking additional manufacturing sources to produce samples for us.

Competition
-----------
The fashion industry is intensely competitive and fragmented. We will compete against other small companies like ours, as well as large companies that have a similar business and large marketing companies, importers and distributors that sell products similar to or competitive with our proposed product line. Examples of companies with whom we compete include Marka, Tumi, Crumpler, Fashion Travelwares,
Case Closed, Briggs & Riley and Samsonite.   We believe Marka
will be our main competitor, as they are the only company we have found that exclusively makes laptop computer bags for the fashion conscious woman that demands style, as well as functionality. They, too, have only recently commenced operations so they do not, as of yet, have a foothold into this market niche. We believe the competition in the industry in which we intend to do business will be based primarily on style, with price a secondary consideration. We feel that our target market will be less price sensitive than they will be fashion conscious since we will be targeting working professional women. Our opinions are based solely on responses we have received from female friends, business and professional acquaintances and associates of our officers and directors whom we polled about the possible purchase of our proposed products.

We believe that our competitive strengths will consist of the detailing of the design, the quality of the materials and most importantly, the uniqueness of our proposed products. Although there are many companies that produce laptop computer bags, most of their products are geared towards functionality and not fashionable design. While conducting our research we were unable to find many products geared directly to our potential target market, but could only find one company that specialized in producing fashionable laptop computer bags for women. Generally speaking, the good quality laptop computer bags market, which is where we plan to sell our proposed products, ranges from $99 to $465 and designer label bags such as Gucci, Prada or Louis Vuitton range from $590 to $2,130. Our main competitor, Marka, has its bags priced in the $355 to $465 range. We believe that our proposed price range of $150 to $250 will provide superior value for the design and quality of of our proposed Lam Liang brand bags.

Patents and Trademarks
----------------------
We currently have no patents or trademarks for our proposed products or brand name; however, as business is established and operations expand, we may seek such protection.

Government and Industry Regulation
----------------------------------
We do not require any government approval for the manufacture or distribution of any of our intended products in Thailand , as we will be engaging the services of a licensed manufacturing company to make our proposed products. If we are successful in our local marketing and sales efforts and decide to expand internationally, we will need to apply for export licenses. An export license is a relatively simple process in Thailand and only takes a few days to process at a cost of approximately $125. We currently do not intend to apply for an export license until approximately September 2005 when we expect our website and product line to be complete and we have established local sales in Thailand and our brand name.

We are subject to regulation by the World Trade Organization. Generally, these international trade agreements benefit our business rather than burden it because they tend to reduce trade quotas, duties, taxes and similar impositions. However, these trade agreements may also impose restrictions that could have an adverse impact on our business, by limiting the countries where we might market and sell our products. Also, regulations in individual countries that we plan to export our products to could always adversely change for us by imposing or increasing quotas, duties and taxes, limiting the amount of products we can export to their country or making our goods less competitive compared to products exported from other countries.

Once we start to export our bags we will also have to ensure that we comply with labeling and advertising regulations imposed by each
country that we intend to export our products to.   Because we do
not intend to implement an export program until September 2005 or until we have established local sales and begun generating revenues, we have not yet researched the process and costs of compliance with any such regulations.

Research and Development Activities
------------------------------------
Our officers and directors have devoted substantial time researching competitive products and materials and designing our proposed bags; however, we have not spent any funds on research and development activities to date. We do not currently have a formal research and development program, but we plan to continue to develop new products every six months for the fall/winter and spring/summer fashion seasons.

Employees and Employment Agreements
-----------------------------------
We currently have three employees, all of which are our executive officers, namely, Dr. Anchana Chayawatana, Prapaipan Chayawatana and Anongnat Chansangachom. Prapaipan Chayawatana devotes approximately
3-5 hours a week to our business and currently is responsible for sourcing suppliers for materials and contract manufacturers to produce our bags. Dr. Anchana Chayawatana devotes part time or approximately 5-10 hours a week on company organization, laying out future marketing and sales plans and designing our products. Anongnat Chansangachom devotes part time or approximately 3-5 hours per week to administration and will be involved in marketing and sales in the future.

Item 2. Description of Property
-------------------------------
We do not currently own any property. We lease office space at Unico House (Unit 12D/1) 12th Floor, 29/1 Soi Langsuan, Ploenchit Road, Bangkok 10330 Thailand. The lease term commenced on March 1, 2005 for a term of one year, with a renewal one-year option. The office space consists of approximately 430 sq. ft. and consists of two rooms, one of which is an office and the other which we will use as a reception area and showroom for our bags. The monthly rent is approximately
$280 US, plus utilities. Our registered statutory office is located at 711 S. Carson Street, Suite 4, Carson City, Nevada 89701.

Item 3. Legal Proceedings
-------------------------
We currently have no pending or threatened legal proceedings against us.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
There were no matters submitted for a vote to the security holders during the year ended October 31, 2005.

                              PART II
                              =======

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
------------------------------------------------------------------
Our common stock is currently listed for quotation on the OTCBB under the symbol LLNG; however, an active trading has not yet commenced. We have no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our securities.

As of October 31, 2005 there were approximately 30 holders of record of our Common Stock and 2,100,000 shares of Common Stock issued and outstanding.

A total of 1,000,000 of the issued and outstanding shares are held by Dr. Anchana Chayawatana, an officer and director, all of which are "restricted securities", as that term is defined in Rule 144 of the Rules and Regulations of the Securities and Exchange Commission, promulgated under the Act. Under Rule 144, such shares can only be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing one year after their acquisition.

We have not paid any cash dividends since inception to the holders of our Common Stock. We currently intend to retain any earnings for internal cash flow use.

At October 31, 2005, there were no equity compensation plans approved or outstanding and no stock options granted or outstanding.

Our stock transfer agent is Holladay Stock Transfer, Inc., 2939 N. 67th Place, Scottsdale, Arizona 85251, telephone (480) 481-3940.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------
The following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying audited financial statements and should be read in conjunction with the audited financial statements.

Plan of Operation
-----------------
During the next 12 months we intend to continue to complete the design and manufacture of our initial line of bags, complete our website design and market our bags in an effort to generate revenues for continued operations.

During the next 12 months, as funds allow, we also plan to attend industry trade shows and expos to preview and market our products.

Results of Operations
---------------------
We had no revenues for the year ended October 31, 2005.

For the year ended October 31, 2005 and since inception on October 12, 2004, we have incurred a net operating loss of $13,796. Because we were only incorporated on October 12, 2004, there are no prior year comparisons.

Total operating costs for the year ended October 31, 2005 were $13,796, consisting of $8,280 in office and administrative expense and $5,198 in professional fees and $319 in depreciation expense. Professional fees incurred were a result of the preparation and filing of our registration and compliance documents with the SEC. Administrative expenses were mainly attributed to miscellaneous office expenses, filing fees, rent and entertainment expenses.

Selected Financial Information
------------------------------

  Balance Sheet Data               October 31, 2005     October 31, 2004
  ------------------               -----------------     -----------------
  Current Assets                     $  41,048                  4,995
  Total Assets                          43,443                  4,995
  Current Liabilities                       15                      -
  Stockholders' Equity                  43,428                  4,995

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $41,048 at October 31, 2005 and as of the date of the filing of this annual report, as well as revenues we expect to generate, to satisfy our cash requirements for business operations for at least the next 12 months without having to raise additional funds or seek bank loans.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Net cash provided by financing activities for the year ended October 31, 2005 was $55,000, resulting from a public offering and sale of 1,100,000 shares of our common stock, registered with the U.S. Securities and Exchange Commission on Form SB-2, at a price of $.05 per share.

Net cash used in investing activities for the year ended October 31, 2005 was $(2,714), consisting of $1,855 for the cost of furniture and office equipment and $859 for the office lease deposit.

Net cash provided by operating activities for the year ended October 31, 2005 was ($16,233), consisting of $(13,780) in net losses, $(2,787 in foreign currency exchange loss and $319 in depreciation.

Our auditors have expressed the opinion in our audited financial statements for the year ended October 31, 2005 that in our current state, there is substantial doubt about our ability to continue as a going concern unless we are able to generate additional sources of capital and/or become successful in our business plans and generate revenues.

Dr. Chayawatana, an officer and director, has agreed to advance funds to us at no interest on an as needed basis until such time as we begin to generate revenues through sales of our products.

We anticipate no material commitments for capital expenditures in the near term. Management is not aware of any trend in its industry or capital resources, which may have an impact on its income, revenue or income from operations.

Recently Issued Accounting Standards
------------------------------------
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact on adopting this new standard.

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No.25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 1. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a "restatement." We anticipate that the adoption of SFAS 154 will not have a material impact on our financial statements.

We have reviewed all other recently issued, but not yet effective, accounting pronouncements and do not believe any such pronouncements will have a material impact on our financial statements.

Risk Factors
------------
An investment in and ownership of our common stock is one of high risk. You should carefully consider each of the following risk factors and all of the other information provided before purchasing our common stock. The risks described below are those we currently believe may materially affect us. An investment in our common stock involves a high degree of risk, and should be considered only by persons who can afford the loss of their entire investment.

1. We may be unable to continue as a going concern if we fail to generate sufficient revenues.
----------------------------------------------------------------
We are a development stage company; have generated no revenues since inception; and have incurred a net operating loss of $13,780 to date.
We will not be profitable until we establish a customer base and begin to sell our products and derive revenues. We expect to continue to lose money unless we are able to generate sufficient revenues and cash flows.

Our auditors have expressed the opinion that, since we do not have significant cash or other material assets, nor an established source of revenues sufficient to cover our operating costs, there is substantial doubt about our ability to continue as a going concern. Dr. Anchana Chawayatana, an officer and director haa committed to advancing operating costs to us on an interest free basis to insure that we have enough operating capital for the next twelve months; however, there are no assurances that we will be able to generate any business or revenues.

2. Our continued operations depend on current fashion trends. If the public doesn't find our products and designs suitable for purchase and we cannot establish a customer base, we may not be able to generate any revenues, which would result in a failure of our business and a loss of any investment you make in our shares.
----------------------------------------------------------------------
The novelty and the design of our Lam Liang brand computer bags is important to our success and competitive position. Our inability to develop and offer unique and fashionable products that are appealing to our customers could harm our business. We cannot be certain that fashionable computer bags will be appealing to or purchased by the public. Should the demand not materialize for high fashion computer bags, our sales could be limited and we may never realize any revenues. In addition, there are no assurances that our future designs will be successful and any unsuccessful designs could adversely affect our business and any possible revenues.

3. The loss of the services of Dr. Anchana Chayawatana could severely impact our business operations and future development of products, which could result in a loss of revenues and your ability to ever sell any shares you purchase in this offering.
---------------------------------------------------------------------
Our performance is substantially dependent upon the creative expertise of our President, Dr. Anchana Chayawatana. Dr. Chayawatana plans to spend as much time as needed working with our company and our subsidiary in designing and developing our product line; however, she is a also a very busy dentist and there is no guarantee she will not leave the company at some time in the future. It may be difficult to find sufficiently qualified individuals to replace Dr. Chayawatana or other key management personnel if we were to lose any one of them. The loss of the services of Dr. Chayawatana could have a material adverse effect on our business, development, financial condition and operating results if we are unable to replace her with another individual qualified to design and develop our products. The loss of Dr. Chayawatana's services could result in a loss of revenues, which could result in a reduction of the value of any shares you purchase in our company.

4. The fashion and computer accessories industry is highly competitive. If we can not successfully compete, our business may be adversely affected and we may never be able to generate revenues.
-------------------------------------------------------------------
The fashion and computer accessories industry is intensely competitive and fragmented. We will compete against a large number of well-established companies with greater product and name recognition and with substantially greater financial, marketing and distribution capabilities than ours, as well as against a large number of small specialty producers. Our competitors include, by way of example, Marka, Tumi, Crumpler, Fashion Travelwares, Case Closed, Briggs & Riley, and Samsonite, as well as other well known and respected brands. There can be no assurance that we can compete successfully in this complex and changing market. If we cannot successfully compete in this highly competitive industry, we may never be able to generate revenues or become profitable, which would severally impact the value of any shares you may purchase in our company.

5. Our business operations could be severely impacted or shut down as a result of political or economic instability and/or terrorist activities, which could result in a total loss of any investment you make in our shares.
----------------------------------------------------------------------
The terrorist situation in southern Thailand has worsened, with 112 alleged Islamic militants killed by Thai security forces in late April and another 87 Muslim protestors dying in custody in late October. The government has issued statements with concerns that the violence is expected to intensify in the south after the recent Muslim deaths amid a violent backlash from militants. Tight control by the government helps to limit internal interracial tensions, however, any terrorist or threatened terrorist activities in or near where we manufacture our products could severely restrict our business operations and reduce possible revenues. We currently intend to use The Fabric Bag
Group of Khon Kaen, located in northeastern Thailand to manufacture our bags; however, there can be no guarantee that the violence or terrorist activities will not expand to areas where we conduct our operations. At this time, there are no threats or pending threats to the areas where we conduct our operations or where our manufacturers or suppliers are
located.   Any adverse changes to the current economy, political
climate, currency, environment for foreign businesses or security could result in the closure of our business and loss of revenues, which would result in a total loss of any investment you make in our company.

6. We are subject to the many risks of doing business internationally, including but not limited to the difficulty of enforcing liabilities in foreign jurisdictions.
-----------------------------------------------------------------------
We are a Nevada corporation and, as such, are subject to the jurisdiction of the State of Nevada and the United States courts for purposes of any lawsuit, action or proceeding by investors herein. An investor would have the ability to effect service of process in any action on the company within the United States. In addition, we are registered as a foreign corporation doing business in Thailand and are subject to the local laws of Thailand governing investors ability to bring actions in foreign courts and enforce liabilities against a foreign private issuer, or any person, based on U.S. federal securities laws. Generally, a final and conclusive judgment obtained by investors in U.S. courts would be recognized and enforceable against us in the Thai courts having jurisdiction without reexamination of the merits of the case.

Since all of our officers and directors reside outside the United States, substantially all or a portion of the assets of each are located outside the United States. As a result, it may not be possible for investors to effect service of process within the United States upon such persons or to enforce against them judgments obtained in United States courts predicated upon the civil liability provisions of the federal securities laws of the United States.

7. Because we operate in a foreign country, our business is subject to foreign currency fluctuations and risks which could severely impact our revenues and results of operations.
-----------------------------------------------------------------------
We conduct business in a currency other than the U.S. Dollar, however, the Thai Baht has traded in a fairly narrow range over the past several years, so we currently only have limited exposure to exchange rate fluctuations. At some point in the future, the exchange rate could fluctuate substantially more which would cause us exposure to exchange rate risk, as our profits would then be subject to exchange rate fluctuations. Any broad-based regional currency crisis--possibly caused by a revaluation of the Chinese Renminbi-could cause a major shift in the exchange rate, as could a dramatic collapse in the US dollar. If in the future, there are much wider fluctuations in the exchange rate, we would attempt to reduce our transaction and translation gains and losses associated with converting foreign currency into U.S. Dollars by entering into foreign exchange forward contracts to hedge certain transaction and translation exposures.

8.  Because we do not currently have any patent or trademark protection for our proposed products, there is no guarantee someone else will not duplicate our ideas and bring them to market before we do or make a better product, either of which could severely limit our proposed sales and revenues.
-----------------------------------------------------------------------
We believe our products to be unique; however, we currently have no patents or trademarks for our products or brand name. As business is established and operations expand, we may seek such protection; however, we currently have no plans to do so. Despite efforts to protect our proprietary rights, such as our brand and product line names, since we have no patent or trademark rights unauthorized persons may attempt to copy aspects of our business, including our web site design, products, product information and sales mechanics or to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and content. Any encroachment upon our proprietary information, including the unauthorized use of our brand name, the use of a similar name by a competing company or a initiated against us for infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business. Litigation or proceedings before the U.S. or International Patent and Trademark Offices may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and/or to determine the validity and scope of the proprietary rights of others. Any such infringement, litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business operations and/or results of operations.

9. Fluctuations in the trading price of our common stock could prevent investors from selling their holdings.
---------------------------------------------------------------
The trading price of our common stock could be subject to wide fluctuations in response to variations in quarterly results of operations, the gain or loss of significant customers, changes in earning estimates by analysts, announcements of innovative new seafood products or methods by us or our competitors, general economic conditions and other events or factors, many of which are beyond our control. In addition, the stock market has recently experienced extreme price and volume fluctuations which have affected the market price for many companies in industries similar or related to ours, which have been unrelated to the operating performance of these companies. These market fluctuations in the trading price of our common stock could make it difficult for investors to sell their stock or ever realize a profit in any investment they make in our company.

10. Investors may have difficulty liquidating their investment because our common stock is subject to penny stock regulation.
----------------------------------------------------------------------
The SEC has adopted rules that regulate broker/dealer practices in connection with transactions in penny stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange system). The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker/dealer, and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from such rules, the broker/dealer must make a special written determination that a penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in any secondary market for a stock that becomes subject to the penny stock rules, and accordingly, customers in our securities may find it difficult to sell their securities, if at all.

11. Certain Nevada corporation law provisions could prevent a potential takeover, which could adversely affect the market price of our common stock.
--------------------------------------------------------------------
We are incorporated in the State of Nevada. Certain provisions of Nevada corporation law could adversely affect the market price of our common stock. Because Nevada corporation law requires board approval of a transaction involving a change in our control, it would be more difficult for someone to acquire control of us. Nevada corporate law also discourages proxy contests making it more difficult for you and other shareholders to elect directors other than the candidate or candidates nominated by our board of directors. Our articles of incorporation and by-laws contain no similar provisions.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements or contractual or commercial commitments.

Item 7. Financial Statements
----------------------------
Following are our audited financial statements for the year ended
October 31, 2005.

                                LAM LIANG CORP.
                         (A Development Stage Company)


                       CONSOLIDATED FINANCIAL STATEMENTS


                              October 31, 2005

                          (Stated in U.S. Dollars)

                  De Joya Griffith & Company, LLC
             Certified Public Accountants & Consultants
                   6330 McLeod Drive, Suite 1
                       Las Vegas, NV 89120

To the Board of Directors and Stockholders
Lam Liang Corp.(A Development Stage Company)
Bangkok, Thailand

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Lam Liang, Corp.(A Developmental Stage Company) as of October 31, 2005, and the related statements of operations, stockholders' equity, and cash flows for the year ended October 31, 2005 and for the period from October 12, 2004 (Inception) through October 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Lam Liang, Corp. as of October 31, 2004. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included in the period ending October 31, 2004, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2005 and 2004,and the results of its operations and its cash flows for the year ended October 31, 2005, and for the period from October 12, 2004 (Inception)through October 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
January 30, 2005
Las Vegas, Nevada

                             LAM LIANG CORP.
                      (A Development Stage Company)
                               Balance Sheet
----------------------------------------------------------------------------
                                                  As of              As of
                                                October 31      October 31
ASSETS                                             2005               2004
------                                         ----------------------------
Current Assets
--------------
  Cash at bank                                  $  41,048          $   4,995
                                                ----------------------------
Total Current Assets                               41,048              4,995
					                   ----------------------------
Fixed Assets
------------
  Furniture, net                                      779                  -
  Office Equipment, net                               757                  -
                                                ----------------------------
Total Fixed Assets                                  1,536                  -
                                                ----------------------------
Other Assets
------------
  Rent Deposit                                        859                  -
                                                ----------------------------
Total Other Assets                                    859                  -
                                                ----------------------------
   Total Assets                                    43,443              4,995
                                                ============================
LIABILITIES
-----------
Current Liabilities
-------------------
  Withholding Taxes Payable                     $      15          $       -
                                                ----------------------------
Total Current Liabilities                              15                  -
                                                ----------------------------
Total Liabilities                                      15                  -

STOCKHOLDERS' EQUITY
--------------------
Common stock - 75,000,000 authorized shares,
 par value $.001, 2,100,000 and 1,000,000
 shares issued and outstanding as of October
 31, 2005 and 2004 respectively                    2,100               1,000
 Additional paid-in capital                       57,900               4,000
Accumulated Comprehensive Income (Loss)           (2,792)                 (5)
Deficit accumulated during the development stage (13,780)                  -
                                                ----------------------------
Total Stockholders' Equity                        43,428               4,995
					                   ----------------------------
Total Liabilities & Stockholders' Equity        $ 43,443           $   4,995
                                                ============================

                     See accompanying notes to Financial Statements

                              LAM LIANG CORP.
                     (A Development Stage Enterprise)
                          Statements of Operations
--------------------------------------------------------------------------------
                                                      Audited          Audited
                                 Audited        From Inception   From Inception
                        November 1, 2004    (October 12, 2004)(October 12, 2004)
                                 through              through           through
                              October 31           October 31        October 31
                                    2005                 2004              2005
--------------------------------------------------------------------------------
Revenues:
--------
Revenues                          $         -      $       -      $        -
                                  --------------------------------------------
Total Revenues                              -              -               -

Expenses:
--------
Professional Fees                       5,198              -           5,198
Depreciation                              319              -             319
Office and Administration               8,280              -           8,280
                                 ---------------------------------------------
Total Expenses                         13,796              -          13,796
                                 ---------------------------------------------
Net loss from Operations              (13,796)             -         (13,796)
                                 ---------------------------------------------
Other Income and Expenses:
-------------------------
Interest Income                            17              -              17
Loss from Currency Transaction              -              -               -
                                 ---------------------------------------------
Net Loss before Taxes                 (13,780)             -         (13,780)

Provision for Income Taxes:
--------------------------
Income Tax Benefit                          -              -               -
                                 ---------------------------------------------
Net Income (Loss)                     (13,780)             -         (13,780)
                                 ---------------------------------------------
Other comprehensive income,
net of tax:
---------------------------
Foreign currency translation
adjustment                             (2,787)             -          (2,787)
                                 --------------------------------------------
Other comprehensive income             (2,787)             -          (2,787)
                                 --------------------------------------------
Comprehensive income             $    (16,567)             -         (16,567)
                                 =============================================
Basic and Diluted Earnings
Per Common Share                 $      (0.01)       $     -      $    (0.01)
                                 =============================================
Weighted Average Number of
Common Shares used in per share
calculations                        1,729,315      1,000,000       1,691,429
                                 =============================================

               See accompanying notes to Financial Statements

                                 LAM LIANG CORP.
                           (A Development Stage Enterprise)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                       Accumulated
                                         Other        Deficit During
                   $0.001   Paid-In  Comprehensive    Development  Stockholders'
           Shares  Par Value Capital  Income(Loss)      Stage         Equity
          ------  --------- -------  -------------  --------------  ------------
Balance,
October 12,
2004             -     $     -   $    -    $       -     $      -       $
-

Stock issued for
Cash -October
12, 2004     1,000,000  1,000      4,000           -            -          5,000

Foreign
Currency
Translation
Adjustment          -       -          -          (5)           -
(5)

Net Income
(Loss)              -       -          -           -            -              -
             --------   -----    -------   ---------      --------      --------
Balance,
October 31,
2004         1,000,000  $1,000   $ 4,000    $     (5)     $     -       $  4,995
             --------   -----    -------   ---------      --------      --------
Stock issued
for Cash -
March 4,
2005         1,100,000  1,100     53,900           -             -        55,000

Foreign
Currency
Translation
Adjustment          -       -          -      (2,787)            -
(2,787)

Net Income
(Loss)              -       -          -           -       (13,780)
(13,780)
             --------   -----    -------   ---------      --------      --------
Balance,
October 31,
2005         2,100,000  $2,100   $57,900    $ (2,792)     $(13,780)     $ 43,428
             =========  ======   =======    ========      ========      ========

               See accompanying notes to Financial Statements.

                                    LAM LIANG CORP.
                           (A Development Stage Enterprise)
                               STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------
                                                     Audited            Audited
                                 Audited      From Inception     From Inception
                        November 1, 2004   (October 12, 2004) (October 12, 2004)
                                 through             through            through
                              October 31          October 31         October 31
                                    2005                2004               2005
--------------------------------------------------------------------------------
Cash Flows from Operating
Activities:
-------------------------
Net income (loss)              $ (13,780)          $        -       $  (13,780)
Foreign Currency Loss             (2,787)                  (5)          (2,792)
Depreciation                         319                    -              319
Adjustments to reconcile net
income to net cash used by
operating activities:
  Withholding Taxes Payable           15                    -               15
                               -----------------------------------------------
Net cash provided from
operating activit                (16,233)                  (5)         (16,238)
                               -----------------------------------------------
Cash Flows from Investing
Activities:
-------------------------
Office Equipment and
Furniture: Cost                   (1,855)                   -           (1,855)
Rent Deposit                        (859)                   -             (859)
                               -----------------------------------------------
Net cash used in
investing activities              (2,714)                   -           (2,714)

Cash Flows from Financing
Activities:
-------------------------
Proceeds from sale of
common stock                      55,000                5,000           60,000
                               -----------------------------------------------
Net cash provided from
financing activities              55,000                5,000           60,000
                               -----------------------------------------------
Net increase in cash              36,053                4,995           41,048
                               -----------------------------------------------
Cash Balance, Begin Period         4,995                    -           41,048
                               -----------------------------------------------
Cash Balance, End Period       $  41,048             $  4,995        $  41,048
                               ===============================================
Supplemental Disclosures:
------------------------
Cash paid for  Interest        $       -             $      -        $       -
Cash paid for Income Taxes     $       -             $      -        $
                               ===============================================

                    See accompanying notes to financial statements

                                  LAM LIANG CORP.
                          (A Development Stage Enterprise)
                           NOTES TO FINANCIAL STATEMENTS
                                 October 31, 2005

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history - Lam Liang Corp., a Nevada corporation, (hereinafter referred to as the "Company" or "Lam Liang") was incorporated in the State of Nevada on October 12, 2004. Lam Liang Corp. was incorporated in the State of Nevada on October 12, 2004. We were formed to design, produce and sell fashionable computer laptop cases for women through our subsidiary, Maha San Lam Liang Co. Ltd., a Thai corporation, in Bangkok, Thailand. In November, 2004, the company acquired 99.94% ownership in a privately-held company, registered under the laws of Thailand under the name of Maha San
Lam Liang Co. Ltd. The company was formed and registered in Thailand on November 5, 2004 by Dr. Anchana Chayawatana and she is the sole officer and director of the company. The Company has developed its initial draft of its website for the purpose of generating retail orders from the public but has not upload any product information at this time as it is still working on the prototypes of its first product line as of October 31, 2005. The Company operations have been limited to general administrative operations and development of its first product line and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7.

Management of Company - The company filed its articles of incorporation with the Nevada Secretary of State on October 12, 2004, indicating Sandra L. Miller on behalf of Resident Agents of Nevada, Inc. as the sole incorporator.

The company filed its annual list of officers and directors with the Nevada Secretary of State on September 29, 2005, indicating its President is Anchana Chayawatana, its Secretary is Anongnat Chansangachom and its Treasurer is Prapaipan Chayawatana. Anchana Chayawatana was indicated as a director on this filing.

Going concern - The Company incurred net losses of approximately $13,780 and accumulated other comprehensive income losses of $2,792 from the period of October 12, 2004 (Date of Inception) through October 31, 2005 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern.

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

Use of estimate - The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Property and equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 27 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives. Upon sale or other disposition of a depreciable property, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated

                                  LAM LIANG CORP.
                          (A Development Stage Enterprise)
                           NOTES TO FINANCIAL STATEMENTS
                                 October 31, 2005

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from October 12, 2004 (Date of Inception) through October 31, 2005, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Comprehensive income (loss) - The Company's bank account is located in Thailand, with funds in Thai baht. Foreign currency translation gains and losses were $2,787 for the year ended October 31, 2005. See Note 7 regarding comprehensive income.

Foreign Currency Translation - The Company's functional currency is in Thai baht as substantially all of the Company's operations are in Thailand. The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (SEC) and in accordance with the SFAS No. 52 - "Foreign Currency Translation". Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder's equity, if applicable.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in other items on the statement of operations.

Revenue recognition - The Company has no revenues to date from its operations.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from October 12, 2004 (Date of Inception) through October 31, 2005.

Legal Procedures - The Company is not aware of, nor is it involved in any pending legal proceedings.

                                  LAM LIANG CORP.
                          (A Development Stage Enterprise)
                           NOTES TO FINANCIAL STATEMENTS
                                 October 31, 2005

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

Stock-based compensation - The Company applies Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended October 31, 2005:

                                                                2005
                                                             ---------
Net loss, as reported                                        $(13,780)
Other comprehensive income                                    ( 2,787)
Add:  Stock-based employee compensation expense
    included in reported loss, net of related tax effects          --
Deduct:  Total stock-based employee compensation
    expense determined under fair value based methods
    for all awards, net of related tax effects                     --

Pro forma net loss                                           $(16,567)

Net loss per common share:
    Basic and fully diluted loss per share, as reported      $  (0.00)
    Basic and fully diluted loss per share, pro forma        $  (0.00)

There were no stock options granted for the period ended October 31, 2005. There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

Recent accounting pronouncements:
--------------------------------
In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handing costs, and spoilage. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal" which was the criterion specified in ARB No. 43. In addition, this Statement requires that allocation of fixed production overheads to the cost of production be based on normal capacity of the production facilities. This pronouncement is effective for the Company beginning October 1, 2005. The Company has not yet assessed the impact on adopting this new standard.

                                  LAM LIANG CORP.
                          (A Development Stage Enterprise)
                           NOTES TO FINANCIAL STATEMENTS
                                 October 31, 2005

DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

2.  PROPERTY AND EQUIPMENT

As of October 31, 2005, the Company owns office equipment and furniture totaling $1,536.

3.  STOCKHOLDER'S EQUITY

The Company has 75,000,000 shares authorized and 2,100,000 issued and outstanding as of October 31, 2005. The issued and outstanding shares were issued as follows:

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

4.  LOAN FROM OFFICERS AND DIRECTORS

As of October 31, 2005, there are no loans to the Company from any officers and directors.

5.  RELATED PARTY TRANSACTIONS

As of October 31, 2005, there are no significant related party transactions between the Company and any of its officers or directors.

6.  STOCK OPTIONS

As of October 31, 2005, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7.  COMPREHENSIVE INCOME

The Company's bank accounts are located in Thailand, with funds in Thai baht, while the financial statements are prepared in US Dollars. Foreign currency translation losses were $2,787 for the year ended October 31, 2005. The before-tax amount and after-tax amount are the same for the Company. The Company maintained account balances of Baht1,673,585 at October 31, 2005, while the exchange rate was $0.0245, thus the equivalent amount in US Dollars is $41,048.

8.  LITIGATION

As of October 31, 2005, the Company is not aware of any current or pending litigation which may affect the Company's operations.

9.  SUBSEQUENT EVENTS

There have been no subsequent events after the close of the period, October 31, 2005, which are material to operations.

Item 8. Disagreements with Accountants on Accounting and Financial
Disclosures
-------------------------------------------------------------------
There have been no disagreements with our accountants on accounting or other financial disclosures.

Item 8a. Controls and Procedures
--------------------------------
As of the end of the period covered by this Form 10-KSB, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 3a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934), under the supervision and with the participation of our principal executive officer and principal accounting officer. Based on this evaluation, our management, including our principal executive officer and principal accounting officer, concluded that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                  PART III
                                  ========

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
----------------------------------------------------------------------
The following table sets forth the names, positions and ages of the executive officers and directors. Directors are elected at the annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board of Directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board of Directors.

Name and Address                 Age             Position(s)
----------------                 ---             ---------------------
Dr. Anchana Chayawatana (1)      30              President, CEO and
#2202 The Lakes                                  Chairman of the Board
123 Rachadapisek Road
Bangkok 10110 Thailand

Prapaipan Chayawatana (1)        58              Treasurer, CFO,
295/42 Ngarmwongwan 23 Road                      Principal Accounting
Nonthaburi 11000 Thailand                        Officer and Director

Anongnat Chansangachom           29              Secretary and Director
458/35 Sukhumvit Road
Samut Parakarn 10280 Thailand

(1)  Dr. Anchana Chayawatana is the daughter of Prapaipan Chayawatana.

The persons named above are expected to hold said offices/positions until the next annual meeting of our stockholders. The officers and directors are our only officers, directors, promoters and control persons.

Background Information of Officers and Directors
------------------------------------------------
Dr. Anchana Chayawatana has been President, CEO and Chairman of the Board of Directors of the Company and the sole officer and director of our subsidiary, Maha San Lam Liang Co. Ltd., a privately owned Thai corporation, since inception of both companies. From April 1998 to the present, she has practiced dentistry at President Park Dental Care, a private dental clinic in Bangkok, Thailand. From January 2003 to the present, she has practiced dentistry at Bangkok Smile, a private dental clinic in Bangkok, Thailand. From December 2002 to June 2004, she practiced dentistry at Silom Dental Clinic, a private dental clinic in Bangkok, Thailand. From February 2000 to December 13, 2002, she was an officer, director and principal shareholder of DrGoodTeeth.com, a Nevada corporation operating an online dental resource website business, which was a public reporting company that voluntarily filed a Form 10-SB under SEC File No. 000-31547 subject to the Exchange Act of 1934. The company's business plans were unsuccessful as Dr.
Chayawatana was unable to devote the time needed due to her attendance in England while obtaining her graduate degree. As a result, the company was merged and changed its name to American Oil & Gas Inc. and Dr. Chayawatana resigned in December 2002. From April 1998 to September 2001, she was the head of the Dental Department at Sri Vichai 3
Hospital in Samut Sakorn, Thailand. Dr. Chayawatana attended Mahidol University in Bangkok, Thailand and received a Doctor of Dental Science degree in 1998. She attended Eastman Dental Institute at the University College London in London, England and received a Master of Science degree with distinction in Prosthetic Dentistry in 2002. She is a certified Dentist in Thailand and is a member of the Dental Council of Thailand and the Thai Prosthodontic Association. Dr. Anchana Chayawatana is the daughter of Prapaipan Chayawatana, an officer and director.
Dr. Chayawatana devotes 5-10 hours per week to our business.

Prapaipan Chayawatana has been the Treasurer, CFO, Principal Accounting Officer and a Director of our company since November 19, 2004. She has been a housewife for the last 30 years. From March 1995 to December 1996, she was on the editorial staff of Krua Magazine, a Thai magazine that specializes in food and cooking. She has been an avid seamstress, designing clothes for over 40 years. Mrs. Chayawatana attended Srinakarin Viroj University in Bangkok, Thailand and received a Bachelor of Education degree in 1972. She also received a Bachelor of Nutrition degree from Sukhothai Phammatiraj University, in Bangkok, Thailand in 1985. Prapaipan Chayawatana is the Mother of Dr. Anchana Chayawatana, an officer and director. Mrs. Chayawatana devotes approximately 3-5 hours per week to our business.

Anongnat Chansangachom has been the Secretary and a Director of our company since November 19, 2004. From September 2004 to the present, she has worked in marketing and administration for In House Dental Art

Co. Ltd., a dental lab in Bangkok, Thailand. From June 2002 to August 2004, she was the Office Manager for President Park Dental Care, a private dental clinic in Bangkok, Thailand. From October 2002 to November 2003, she worked part-time as a dental assistant at Boonsong Dental Clinic, a private dental clinic in Samut Prakarn, Thailand.
From November 1997 to September 2002, she was Vice President of Asia Part Co. Ltd., a manufacturer of bicycle parts in Samut Prakarn, Thailand; her duties with Asia Part Co., Lt. included bookkeeping, purchasing of raw materials, marketing, shipping and general administration. Ms. Chansangachom attended Sri Patum University in Bangkok, Thailand and received a Bachelor degree in Communication Arts, majoring in Advertising, in 1997. She also received a Certificate in Accounting from Kasem Polytechnique School in Bangkok, Thailand in 1993. Ms. Chansangachom devotes approximately 3-5 hours per week to our business.

Involvement in Legal Proceedings
--------------------------------
To the best of our knowledge, during the past five years, none of our directors or executive officers were involved in one of the following:
(1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and
(4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee
---------------
We do not currently have an Audit Committee. In addition, having no Audit Committee, we do not have an Audit Committee financial expert. As a small, development-stage company, it has been exceedingly difficult for us to attract an independent member of our board of directors, who would qualify as an Audit Committee financial expert, to serve as the sole member of the

Audit Committee of our board of directors. We plan to form an Audit Committee consisting solely of one or more independent members of our board of directors, at least one of whom will qualify as an Audit Committee financial expert under the rules and regulations of the Securities and Exchange Commission, once we are able to identify and attract a satisfactory candidate. In the meantime, our current board of directors intends to satisfy the duties of the committee.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than ten percent of our

Common Stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of our Common Stock. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, during the year ended October 31, 2004, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with. In making these disclosures, we have relied solely on a review of the copies of such reports furnished to us and written representations by our directors, executive officers and greater than ten percent stockholders.

Code of Ethics
--------------
Our board of directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and our Chief Financial Officer.

The Code of Ethics, as applied to our principal financial officers, constitutes our "code of ethics" within the meaning of Section 406 of the Sarbanes-Oxley Act of 2002 and would also constitute our "code of conduct" within the meaning of the listing standards of Nasdaq.

We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from provision of these codes that relate to one or more of the items set forth in Item 406(b) of Regulation S-K, by promptly filing a current report on Form 8-K, within 5 business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------
No member of our board of directors has a relationship that would constitute an interlocking relationship with executive officers and directors of another entity.

Item 10.  Executive Compensation
          ----------------------
Our officers and directors do not presently receive any cash or non-cash compensation for their services and there are currently no plans to implement any such compensation. They are, however, reimbursed for any out-of-pocket expenses incurred on our behalf.

-----------------------------------------------------------------------
                         SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------
                          Annual Compensation         Long-Term Comp.
                                                     Awards    Payouts
Name and                      Wages/  Other  Annual
Position(s)            Year   Salary  Bonus  Comp.
-----------------------------------------------------------------------
Anchana Chayawatana    2004    $  0    None   None     None      None
President, CEO,        2005       0    None   None     None      None
and Director

Prapaipan Chayawatana  2004    $  0    None   None     None      None
Treasurer, CFO,        2005       0    None   None     None      None
Principal Accounting
Officer and Director

Anongnat Chansangachom 2004   $  0     None   None     None      None
Secretary and Director 2005      0     None   None     None      None
-----------------------------------------------------------------------

Employment Agreements
---------------------
The officers and directors are not currently party to any employment agreements and we do not presently have any pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to directors, officers or employees.


ITEM 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------
The following table sets forth certain information regarding Common Stock beneficially owned on the date of this filing for (i) each shareholder known by us to be the beneficial owner of five (5%) percent or more of our issued and outstanding Common Stock, (ii) each executive officers and directors, and (iii) all executive officers and directors as a group. As of the date of the filing of this annual report, there were 2,000,000 shares of our common stock issued and outstanding.

----------------------------------------------------------------------
                                            Amount and
                                             Nature of         Percent
                    Name and Address        Beneficial           of
Title of Class      of Beneficial Owner     Ownership          Class
----------------------------------------------------------------------
Common Stock        Anchana Chayawatana     1,000,000           48%
                    Unico House-Unit 12D/
                    12th Floor
                    29/1 Soi Langsuan
                    Ploenchit Road
                    Bangkok 10330 Thailand
---------------------------------------------------------------------
Officers and Directors
as a Group (1 person)                       1,000,000           48%
---------------------------------------------------------------------

The person named above, who is an officer, director and principal shareholder, may be deemed to be a parent and promoter of our company, within the meaning of such terms under the Securities Act of 1933, by virtue of her direct securities holdings. In general, a person is considered a beneficial owner of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of such security. A person is also considered to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within (60) days.

There are currently no options, warrants, rights or other securities conversion privileges granted to our officers, directors or beneficial owners and no plans to issue any such rights in the future.

Changes in Control
------------------
There are no arrangements known to us, the operation of which may at a subsequent date result in a change of control of our company.

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------
At October 31, 2005, there were no significant related party transactions between Issuer and any of its officers or directors. We have not yet formulated a policy for the resolution of any related transaction conflicts, should they arise.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------
(a) 1 & 2. Financial Statements. See Item 7 in Part II; the financial statements required to be filed herein are contained in that section in their entirety.

(a) 3. The following exhibits, marked with an asterisk and required to be filed hereunder, are incorporated herein by reference and can be found in their entirety in our original Form SB-2 Registration Statement, filed on December 10, 2004 under CIK No. 0001308137, which can be found in its entirety on the SEC website at www.sec.gov:

Exhibit No.     Description
----------      -----------
* 3(i)          Articles of Incorporation
* 3(ii)         Bylaws
 31.1	          Sec. 302 Certification of President/CEO
 31.2           Sec. 302 Certification of Principal Accounting Officer/CFO
 32.1	          Sec. 906 Certification of President/CEO
 32.2           Sec. 906 Certification of Principal Accounting Officer/CFO

(b) There were no reports on Form 8-K filed for last quarter of the year ended October 31, 2005; however, subsequent to that period and prior to the filing of this annual report, one report on Form 8-K was filed to timely report a change of auditors. We hereby incorporate the disclosures in that Form 8-K herein by this reference. A copy of the Form 8-K can be found in its entirety on the SEC website at www.sec.gov, under our SEC File Number 333-121127.

Item 14. Principal Accountant Fees and Services
-----------------------------------------------
Audit Fees
----------
The aggregate fees billed for professional services rendered by our principal accountants for the audit of our annual financial statements for the fiscal year ended October 31, 2005 was $2,500 and for the fiscal year ended October 31, 2004 were $1,000. The reviews for the financial statements included in our quarterly reports on Form 10-QSB during the fiscal years ended October 31, 2005 and October 31, 2004 were
$3,000 and $0, respectively.

Audit Related Fees
------------------
We incurred no fees for the fiscal years ended October 31, 2005 and 2004 for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements, and not reported under Audit Fees above.

Tax Fees
--------
The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice, preparation and filing of tax returns and tax planning for the fiscal years ended
October 31, 2005 and 2004 were $0.

All Other Fees
--------------
We incurred no other fees during the fiscal years ended October 31, 2005 and 2004 for products and services rendered by our principal accountant.

                        SIGNATURES
                        ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 6, 2006                 Lam Liang Corp., Registrant

                                 By: /s/ Dr. Anchana Chayawatana
                                 -------------------------------------
                                 Dr. Anchana Chayawatana, Presi

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities and on the dates indicated:


February 6, 2006                 Lam Liang Corp., Registrant

                                 By: /s/ Dr. Anchana Chayawatana
                                 -------------------------------------
                                 Dr. Anchana Chayawatana, President
                                 and Chief Executive Officer

February 6, 2006                 By: /s/ Prapaipan Chayawatana
                                 -------------------------------------
                                 Prapaipan Chayawatana, Treasurer,
                                 Chief Financial Officer and Principal
                                 Accounting Officer

February 6, 2006                 By: /s/ Anongnat Chansangachom
                                 -------------------------------------
                                 Anongnat Chansangachom, Secretary