Form 10QSB
period 2006-01-31
Lam Liang Corp.
filed 2006-03-14
CIK 1308137

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                         FORM 10-QSB

[X]  Quarterly Report under Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended January 31, 2006

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

We had a total of 2,100,000 shares of common stock issued and outstanding at January 31, 2006.

Indicate  by check mark  whether  the  registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).   Yes X    No

Transitional Small Business Disclosure Format:  Yes     No X

                 Part I - Financial Information

Item 1.  Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the three months ended January 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.


                          Lam Liang Corp.
                 (A Development Stage Enterprise)
                          Balance Sheet

                                                    Unaudited         Audited
                                                      As of            As of
                                                 January 31, 2006  October 31, 2005
                                                 ----------------  ----------------
                             ASSETS
Current Assets
--------------
  Cash at bank                                     $   40,960       $    41,048
  Petty cash                                              179                 -
                                                   ----------       -----------
Total Current Assets                                   41,139            41,048
                                                   ----------       -----------
Furniture, net                                            813               779
Office Equipment, net                                     790               757
                                                   ----------       -----------
Total Fixed Assets                                      1,603             1,536
                                                   ----------       -----------
Other Assets
------------
Rent Deposit                                              896               859
                                                   ----------       -----------
Total Other Assets                                        896               859
                                                   ----------       -----------
Total Assets                                       $   43,638       $    43,443
                                                   ==========       ===========

                           LIABILITIES

Current Liabilities
-------------------
Withholding Taxes Payable                          $      15        $        15
                                                   ---------        -----------
Total Current Liabilities                                 15                 15
                                                   ---------        -----------
Total Liabilities                                  $      15        $        15


                      STOCKHOLDERS' EQUITY

Common Stock
 75,000,000 authorized shares, par value $.001
 2,100,000 shares issued and outstanding as of
 January 31, 2006 and October 31, 2005,
 respectively                                      $  2,100         $    2,100
Additional Paid-in-Capital                           57,900             57,900
Accumulated Comprehensiven Income (Loss)               (969)            (2,792)
Deficit accumulated during the development stage    (15,408)           (13,780)
                                                   --------         ----------
Total stockholders' equity                           43,623             43,428
                                                   --------         ----------
Total Liabilities and Stockholders' Equity         $ 43,638         $   43,443
                                                   ========         ==========


                   See accompanying notes to Financial Statements.

                              Lam Liang Corp.
                     (A Development Stage Enterprise)
                          Statement of Operations

                                                                                      (Unaudited)
                                                 (Unaudited)       (Unaudited)       From Inception
                                                November 1, 2005  November 1, 2004 (October 12, 2004)
                                                    through          through             through
                                                January 31, 2006  January 31, 2005  January 31, 2006
                                                ----------------  ----------------  ----------------
Revenue:
--------
Revenue                                         $           -      $        -       $           -
                                                ----------------   --------------   ----------------
Total Revenues                                              -               -                   -
                                                ----------------   --------------   ----------------
Expenses:
--------
Professional Fees                                           -               -               5,198
Depreciation                                                -               -                 319
Office and Administration                               1,629           1,326               9,908
                                               ----------------   --------------   ----------------
Total Expenses                                          1,629           1,326              15,424
                                               ----------------   --------------   ----------------
Net Loss from Operations                               (1,629)         (1,326)            (15,424)

Other Income and Expenses:
-------------------------
Interest Income                                             -               -                  17
                                               ----------------   --------------   ----------------
Net Loss before Taxes                                  (1,629)         (1,326)            (15,408)

Provision for Income Taxes
--------------------------
Income Tax Benefit                                          -               -                   -
                                               ----------------   --------------   ----------------
Net Income (Loss)                              $       (1,629)    $    (1,326)     $      (15,408)
                                               ================   ==============   ================
Other Comprehenseve Income, Net of Tax:
--------------------------------------
Foreign currency translation adjustment                 1,823               -                (969)
                                               ----------------   --------------   ----------------
Other Comprehensive Income                     $        1,823     $         -      $         (969)
                                               ----------------   --------------   ----------------
Comprehensive Income                           $          194     $         -      $      (16,377)
                                               ================   ==============   ================
Basic and Diluted Earnings Per Common Share    $        (0.00)    $     (0.00)     $        (0.01)
                                               ================   ==============   ================
Weighted Average number of Common
Shares used in per share calculation                2,100,000       1,000,000           1,770,231
                                               ================   ==============   ================

                              See accompanying notes to Financial Statements.

                             Lam Liang Corp.
                    (A Development Stage Enterprise)
                        Statement of Cash Flows

                                                                                       (Unaudited)
                                                 (Unaudited)       (Unaudited)       From Inception
                                                November 1, 2005  November 1, 2004 (October 12, 2004)
                                                    through          through             through
                                                January 31, 2006  January 31, 2005  January 31, 2006
                                                ----------------  ----------------  ----------------
Cash flows from operating activities:
------------------------------------
Net Income (Loss)                               $    (1,629)       $    (1,326)      $    (15,408)
Foreign Currency Loss                                 1,823                  -               (969)
Adjustments to reconcile net loss to
net cash used by operating activities:
  Other Comprehensive income                              -                241                  -
  Withholding Taxes Payable                               -                  -                 15
  Office Equipmnent and Furniture: Depreciation           -                  -                402
                                                ----------------  ----------------  ----------------
Net cash provided from operating activities             194             (1,085)           (15,960)
                                                ----------------  ----------------  ----------------
Cash Flows from Investing Activities:
------------------------------------
Office Equipment and Furniture: Cost                   (67)                  -             (1,922)
Rent Deposit                                           (37)               (904)              (896)
                                                ----------------  ----------------  ----------------
Net cash used in investing activities                 (104)               (904)            (2,818)
                                                ----------------  ----------------  ----------------
Cash Flows from Financing Activities:
------------------------------------
Sales of common stock                                    -                   -             60,000
                                                ----------------  ----------------  ----------------
Net cash provided by financing activities                -                   -             60,000
                                                ----------------  ----------------  ----------------
Net increase in cash                                    90              (1,989)            41,222
                                                ----------------  ----------------  ----------------
Cash Balance, Begin Period                          41,048               4,995                  -
                                                ----------------  ----------------  ----------------
Cash Balance, End Period                        $   41,139        $      3,006      $      41,139
                                                ================  ================  ================
Supplemental Disclosures:
------------------------
Cash paid for interest                          $        -        $         -       $           -
                                                ================  ================  ================
Cash paid for income taxes                      $        -        $         -       $           -
                                                ================  ================  ================

                See accompanying notes to Financial Statements.

                          LAM LIANG CORP.
                   (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
-----------------------------------------------------------------------
Description of business and history - Lam Liang Corp., a Nevada corporation, (hereinafter referred to as the "Company" or "Lam Liang") was incorporated in the State of Nevada on October 12, 2004. Lam Liang Corp. was incorporated in the State of Nevada on October 12, 2004. We were formed to design, produce and sell fashionable computer laptop cases for women through our subsidiary, Maha San Lam Liang Co. Ltd., a Thai corporation, in Bangkok, Thailand. In November, 2004, we acquired 99.94% ownership in a privately-held company, registered under the laws of Thailand under the name of Maha San Lam Liang Co.
Ltd. The company was formed and registered in Thailand on November 5, 2004 by Dr. Anchana Chayawatana and she is the sole officer and director of the company. The Company has developed its initial draft of its website for the purpose of generating retail orders from the public but has not uploaded any product information at this time as it is still working on the prototypes of its first product line as of January 31, 2006. The Company operations have been limited to general administrative operations and development of its first product line and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7

Management of Company - The company filed its articles of incorporation with the Nevada Secretary of State on October 12, 2004, indicating Sandra L. Miller on behalf of Resident Agents of Nevada, Inc. as the sole incorporator.

The company filed its initial list of officers and directors with the Nevada Secretary of State on November 23, 2004, indicating it's
President is Anchana Chayawatana, it's Secretary is Anongnat
Chansangachom and it's Treasurer is Prapaipan Chayawatana. Anchana Chayawatana was indicated as a director on this filing.

Going concern - The Company incurred net losses of approximately $15,408 and accumulated other comprehensive income losses of $969 from the period of October 12, 2004 (Date of Inception) through January 31, 2006 and has not commenced its operations, rather, is still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern.

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

                       LAM LIANG CORP.
                (A DEVELOPMENT STAGE COMPANY)
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)
------------------------------------------------------------------------

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from October 12, 2004 (Date of Inception) through January 31, 2006, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Comprehensive income (loss) - The Company's bank account is located in Thailand, with funds in Thai baht. Foreign currency translation gains and losses were $969 for the period ended January 31, 2006. See
Note 7 regarding comprehensive income.

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

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from October 12, 2004 (Date of Inception) through January 31, 2006.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the period ended January 31, 2006:

                                                          2006
                                                          ----
Net loss, as reported	                              $  (15,408)
Other comprehensive income                                  (969)
Add:  Stock-based employee compensation expense
      included in reported loss, net of related
      tax effects                                            --
Deduct: Total stock-based employee compensation
      expense determined under fair value based
      methods for all awards, net of related
      tax effects                                            --
                                                      ----------
Pro forma net loss                                    $ (16,377)
                                                      ==========
Net loss per common share:
    Basic and fully diluted loss per share,
    as reported	                                      $   (0.00)
                                                      ==========
    Basic and fully diluted loss per share,
    pro forma                                         $   (0.00)
                                                      ==========

There were no stock options granted for the period ended January 31, 2006.There are additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock.

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

2. PROPERTY AND EQUIPMENT
-------------------------
As of January 31, 2006, the Company owns office equipment and furniture totaling $1,603.

3. STOCKHOLDER'S EQUITY
-----------------------
The Company has 75,000,000 shares authorized and 2,100,000 issued and outstanding as of January 31, 2006. The issued and outstanding shares were issued as follows:

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

4. LOAN FROM DIRECTOR
---------------------
As of January 31, 2006, there are no loans to the Company from any officers and directors.

5. RELATED PARTY TRANSACTIONS
-----------------------------
As of January 31, 2006, there are no significant related party transactions between the Company and any of its officers or directors.

                       LAM LIANG CORP.
                (A DEVELOPMENT STAGE COMPANY)
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


6. STOCK OPTIONS
----------------
As of January 31, 2006, the Company does not have any stock options outstanding, nor does it have any written or verbal agreements for the issuance or distribution of stock options at any point in the future.

7. COMPREHENSIVE INCOME
-----------------------
The Company's bank accounts are located in Thailand, with funds in Thai baht, while the financial statements are prepared in US Dollars. Foreign currency translation losses were $969 for the period ended January 31, 2006. The before-tax amount and after-tax amount are the same for the Company. The Company maintained an account balance of Baht 1,607,633 at January 31, 2006, while the exchange rate was $0.0240, thus the equivalent amount in US Dollars is $41,139.

8. LITIGATION
-------------
As of January 31, 2006, the Company is not aware of any current or pending litigation which may affect the Company's operations.

9.  SUBSEQUENT EVENTS
---------------------
There have been no subsequent events after the close of the period, January 31, 2006, which are material to operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations
---------------------
For the three months ended January 31, 2006 and since the date of inception, we have not yet generated any revenues.

We incurred total operating expenses of $1,629 for the three months ended January 31, 2006, as compared to total operating expenses of $1,326 for the three months ended January 31, 2005. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended January 31, 2006 was $1,629, as compared to a net loss of $1,326 for the three months ended January 31, 2005, and a total loss of $15,424 from inception on October 12, 2004 to January 31, 2006.

Net cash used in investing activities for the three months ended
January 31, 2006 was ($104), as compared to ($904) for the three months ended January 31, 2005. There were no cash flows from financing activities for the three months ended January 31, 2006 or March 31, 2005.

We are still in our development stage and have generated no revenues to date. Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations and/or obtain the financing necessary to meet our obligations and repay our liabilities arising from normal business operations when they become due.

Liquidity and Capital Resources
-------------------------------
We expect our current cash in the bank of $40,960 at January 31, 2006 to satisfy our cash requirements until we are able to generate revenues. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans. After that twelve month period, if we have not yet generated revenues sufficient to sustain our business operations, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

Our stockholders' equity at January 31, 2006, was $43,623.

Off-Balance Sheet Arrangements
------------------------------
We have no off-balance sheet arrangements.

We do not intend to purchase any significant property or equipment, nor incur any significant changes in employees during the next 12 months.

Plan of Operation
-----------------
Since inception, we have completed the initial design of our first bags; however, we are still interviewing and negotiating with prospective manufacturing facilities to satisfactorily produce the bags to our specifications. We have had 3 different manufacturers attempt to produce prototypes, but the finished products were not satisfactory.
It is our intent to produce "high-end", quality computer bags for women and we are determined to find a local manufacturer who will produce quality bags for a reasonable price. We currently have two prototypes in production by two other manufacturers and are awaiting the final product to determine if either will be satisfactory so we can begin the manufacture and sale of our products. In the meantime, we are continuing to contact manufacturing and production facilities in Thailand to use for further prototype producing and testing, if necessary.

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

Critical Accounting Policies
----------------------------
The unaudited financial statements as of January 31, 2006 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our October 31, 2005 audited financial statements and notes thereto, which can be found in our Form 10K-SB Annual Report filed on the SEC website at www.sec.gov under our SEC File No. 333-121127.

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

B) There was one report on Form 8-K filed during the quarter ended January 31, 2006, which we incorporate in its entirety herein. The report can be found on the SEC website at www.sec.gov under our SEC File No. 333-1311127.


                            SIGNATURES
                            ----------
Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


March 13, 2006                   Lam Liang Corp., Registrant


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

March 13, 2006                   Lam Liang Corp., Registrant

                                 By: /s/ Dr. Anchana Chayawatana
                                 -------------------------------------
                                 Dr. Anchana Chayawatana, President
                                 and Chief Executive Officer

March 13, 2006                   By: /s/ Prapaipan Chayawatana
                                 -------------------------------------
                                 Prapaipan Chayawatana, Treasurer,
                                 Chief Financial Officer and Principal
                                 Accounting Officer