Form 10QSB
period 2006-04-30
Lam Liang Corp.
filed 2006-06-19
CIK 1308137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission File Number: 000-51427

BLACKSANDS PETROLEUM, INC.

(Exact name of Registrant as specified in its charter)

Nevada	20-1740044
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

SUITE 328, 369 ROCKY VISTA PARK DRIVE
CALGARY, ALBERTA T3G 5K7
CANADA	Telephone: (403) 399-2836
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Lam Liang Corp., Unico House (Unit 12D/1), 12th Floor
29/1 Soi Langsuan, Ploenchit Road, Bangkok 10330, Thailand
Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

We had a total of 2,100,000 shares of common stock issued and outstanding at June 16, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Transitional Small Business Disclosure Format: Yes ☐    No ☒

Part I - Financial Information

Item 1. Financial Statements

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of the Registrant's financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended April 30, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Balance Sheets

	Unaudited	Audited
	As of	As of
	April 30, 2006	October 31, 2005

A S S E T S

Current Assets
Cash at bank	$40,081	$41,048
Petty Cash	43	—
Total Current Assets	40,124	41,048

Fixed Assets
Furniture, net of depreciation	776	779
Office Equipment, net of depreciation	720	757
Total Fixed Assets	1,496	1,536

Other Assets
Rent Deposit	933	859
Total Other Assets	933	859
Total Assets	$42,553	$43,443

L I A B I L I T I E S

Current Liabilities
Payroll Witholding Taxes Payable	$2,080	$15
Total Current Liabilities	2,080	15
Total Liabilities	2,080	15

S T O C K H O L D E R S ' E Q U I T Y

Common Stock
Additional Paid-in-Capital	57,900	57,900
Accumulated Comprehensive Loss	(969)	(2,792)
Deficit accumulated during the development stage	(18,558)	(13,780)
Total Stockholders' Equity	40,473	43,428
Total Liabilities and Stockholders' Equity	$42,553	$43,443

See accompanying notes to Financial Statements.

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Statements of Operations

					Unaudited
	Unaudited	Unaudited	Unaudited	Unaudited	From Inception
	For the Six Months	For the Six Months	For the Three	For the Three	(October 12, 2004)
	Ended	Ended	Months Ended	Months Ended	through
	April 30, 2006	April 30, 2005	April 30, 2006	April 30, 2005	April 30, 2006

Revenues:
Revenue	$—	$—	$—	$—	$—
Total Revenues	—	—	—	—	—

Expenses:
Professional Fees	625	—	625		5,823
Depreciation	42		21		442
Office and Administration	4,111	5,932	2,503	4,606	12,310
Total Expenses	4,778	5,932	3,149	4,606	18,575
Net loss from Operations	(4,778)	(5,932)	(3,149)	(4,606)	(18,575)

Other Income and Expenses:
Interest Income	—	—	—	—	17
Gain (Loss) from Currency Transaction	—	—	—	—	—
Net Loss before Taxes	(4,778)	(5,932)	(3,149)	(4,606)	(18,558)

Provision for Income Taxes:
Income Tax Benefit
Net Loss	$(4,778)	$(5,932)	$(3,149)	$(4,606)	$(18,558)

Other Comprehensive Income (Loss)	$1,823	$(1,181)	$—	$(1,422)	$(969)

Total Comprehensive Loss	$(2,955)	$(7,133)	$(3,419)	$(6,028)	$(19,527)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.01)	$(0.00)	$(0.00)	$(0.01)
Weighted Average number of Common Shares	2,100,000	1,266,667	2,100,000	1,550,000	1,770,231
used in per share calculations

See accompanying notes to Financial Statements.

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Statements of Cash Flows

		Unaudited
		From Inception
	For the Six Months	(October 12, 2004)
	Ended	through
	April 30, 2006	April 30, 2006
Cash Flows from Operating Activities:
Net Loss	$(4,778)	$(18,558)
Foreign Currency Income (Loss)	1,823	(969)
Adjustments to reconcile net loss to
net cash used by operating activites:
Other Comprehensive Income	—	—
Changes in Operating assets and liabilities
Increase in accounts payable		15
Increase in related party loans		802
Changes in deposits		(904)
Payroll and Withholding Taxes Payable	2,065	2,102
Office Equipment and Furniture: Depreciation	42	442
Net Cash Used by Operating Activities	(850)	(17,070)

Cash Flows from Investing Activities:
Office Equipment and Furniture: Cost	—	(1,910)
Rent Deposit	(74)	(896)
Net Cash Used in Investing Activities	(74)	(2,806)

Cash Flows from Financing Activities:
Sales of Common Stock	—	60,000
Net Cash Provided from Financing Activities	—	60,000

Net Increase (decrease) in Cash	(924)	40,124
Cash Balance, Begin Period	41,048	—
Cash Balance, End Period	$40,124	$40,124

Supplemental Disclosures:
Cash Paid for interest	$—	$—
Cash Paid for income taxes	$—	$—

See accompanying notes to Financial Statements.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business and history - Blacksands Petroleum, Inc., a Nevada corporation, (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on October 12, 2004 as Lam Liang Corp. We were formed to design, produce and sell fashionable computer laptop cases for women through our subsidiary, Maha San Lam Liang Co. Ltd., a Thai corporation, in Bangkok, Thailand. In November, 2004, the company acquired 99.94% ownership in a privately-held company, registered under the laws of Thailand under the name of Maha San Lam Liang Co. Ltd. The company was formed and registered in Thailand on November 5, 2004 by Dr. Anchana Chayawatana, who was the sole officer and director of the company. The subsidiary was subsequently dissolved on June 5, 2006. The Company's operations have been limited to general administrative operations and development of its first product line and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. On May 6, 2006, three of our directors resigned and two new directors were appointed to our board of directors. As a result, on May 6, 2006, we exited our previous plan of operation. We do not currently have an operating business and are looking to capitalize on the experience and knowledge of our management in considering possible strategic transaction in the unconventional oil industry. To indicate our new direction into the unconventional oil industry, we filed a Certificate of Amendment to our Articles of Incorporation on June 9, 2006 to change our name from “Lam Liang Corp.” to “Blacksands Petroleum, Inc.”.

Management of Company - The Company filed its articles of incorporation with the Nevada Secretary of State on October 12, 2004, indicating Sandra L. Miller on behalf of Resident Agents of Nevada, Inc. as the sole incorporator.

The Company filed its annual list of officers and directors with the Nevada Secretary of State on September 29, 2005, indicating that its President is Anchana Chayawatana, its Secretary is Anongnat Chansangachom and its Treasurer is Prapaipan Chayawatana. On April 24, 2006, Dr. Chayawatana, Ms. Chansangachom and Ms. Chayawatana resigned from their positions as officers of the Company and Darren Stevenson became the President, Secretary and Chief Executive Officer of the Company. Dr. Chayawatana, Ms. Chansangachom and Ms. Chayawatana were directors throughout the period covered by the Report. On May 6, 2006, Dr. Chayawatana, Ms. Chansangachom and Ms. Chayawatana resigned as the Company’s directors and Darren Stevenson and Bruno Mosimann became the Company’s directors.

Going concern - The Company incurred net losses of approximately $18,106 and accumulated other comprehensive income (loss) of $969 from the period of October 12, 2004 (Date of Inception) through April 30, 2006 and has not commenced its operations, rather, still in the development stages, raising substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company’s year end is October 31.

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

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT POLICIES (continued)

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from October 12, 2004 (Date of Inception) through April 30, 2006, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Comprehensive income (loss) - The Company’s bank account is located in Thailand, with funds in Thai baht. Foreign currency translation gains and losses were $969 for the period ended April 30, 2006. See Note 7 regarding comprehensive income.

Foreign Currency Translation - The Company’s functional currency has been in Thai baht as substantially all of the Company’s operations were in Thailand.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52 - “Foreign Currency Translation”. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder’s equity, if applicable.

On April 22, the Company’s officers resigned and Darren Stevenson was appointed as the new President, Secretary and Chief Executive Officer of the Company, and on May 6, 2006, the Company’s board of directors resigned and Mr. Stevenson and Bruno Mosimann became the Company’s new directors. As a result of these events, the Company’s operations have moved to Canada and the functional currency of the Company is the Canadian Dollar.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in other items on the statement of operations.

Revenue recognition - The Company has no revenues to date from its operations.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from October 12, 2004 (Date of Inception) through April 30, 2006.

Legal Procedures - The Company is not aware of, nor is it involved in, any pending legal proceedings.

Stock-based compensation - The Company applies Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the six months ended April 30, 2006:

2006
Net loss, as reported	$(2,955)
Other comprehensive income	1,823
Add: Stock-based employee compensation expense included in reported loss, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	—
Pro forma net loss	$(1,132)

Net loss per common share:
Basic and fully diluted loss per share, as reported	$(0.00)
Basic and fully diluted loss per share, pro forma	$(0.00)

There were no stock options granted for the period ended April 30, 2006. There were additionally no written or verbal agreements related to the sale of any stock, option or warrants of the Company’s common stock, except as set forth below.

Compensation -

The Company entered into an Employment Agreement and a Stock Option Agreement with Darren Stevenson, both of which became effective as of April 18, 2006, as part of his compensation for becoming the Company’s Chief Executive Officer, President and Secretary.

The Employment Agreement provides Mr. Stevenson with $60,000 (Canadian) per annum, to be increased to $120,000 (Canadian) per annum in the event that the Company conducts a placement of it securities of at least US$50,000,000. The term of the Employment Agreement is for two years.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Under the Stock Option Agreement, Mr. Stevenson received options to purchase 1,000,000 shares of our common stock (on a post-split basis as described below) with 100,000 options vesting on the date that the Company files with the Secretary of State of Nevada an amendment to its Articles of Incorporation which, among other things, increases its authorized common stock to 300,000,000 shares and changes its name to “Blacksands Petroleum, Inc.” (which was June 9, 2006). Options to purchase 200,000 shares of Common Stock will vest on January 1, 2007, options to purchase 200,000 shares of Common Stock will vest if the Company conducts a placement of at least US$10,000,000 and options to purchase 500,000 shares of Common Stock will vest if the Company conducts a placement of at least US$50,000,000. The Board anticipates that the Company will enact a 30:1 forward stock split, and all of the share amounts for which the options are exercisable are on a post-split basis. All of the options, once vested, are exercisable at $2.00 per share.

New accounting pronouncements -

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

2.	PROPERTY AND EQUIPMENT

As of April 30, 2006, the Company owns office equipment and furniture net of depreciation totaling $1,496.

3.	STOCKHOLDER’S EQUITY

The Company has 75,000,000 shares authorized and 2,100,000 issued and outstanding as of April 30, 2006. The issued and outstanding shares were issued as follows:

1,000,000 common shares were issued to Alan Teegardin on October 12, 2004 for the sum of $5,000 in cash which were subsequently transferred to Dr. Anchana Chayawatana on November 19, 2004 for the same amount. On May 6, 2006, Dr. Chayawatana sold her 1,000,000 shares to Darren Stevenson.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1,100,000 common shares were issued to 29 investors in the Company’s SB-2 offering for the aggregate sum of $55,000 in cash. The Regulation SB-2 offering was declared effective by the Securities and Exchange Commission on February 15, 2005 and completed in March 2005.

On June 9, 2006, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized capital stock to 310,000,000 authorized shares, consisting of 300,000,000 shares of common stock, par value $0.001 each, and 10,000,000 shares of preferred stock, par value $0.001 each. The Company’s Board of Directors may issue the preferred stock in one of more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions adopted by them.

4.	LOAN FROM OFFICERS AND DIRECTORS

As of April 30, 2006, there are no loans to the Company from any officers and directors.

5.	RELATED PARTY TRANSACTIONS

As of April 30, 2006, there are no significant related party transactions between the Company and any of its officers or directors.

6.	STOCK OPTIONS

On April 18, 2006, the Company entered into an employment agreement and a stock option agreement with Darren Stevenson. Mr. Stevenson received options to purchase 1,000,000 shares of our common stock (on a post-split basis as described below) with 100,000 options vesting on the date that the Company files with the Secretary of State of Nevada an amendment to its Articles of Incorporation which, among other things, increases its authorized common stock to 300,000,000 shares and changes its name to “Blacksands Petroleum, Inc.” (which was June 9, 2006). Options to purchase 200,000 shares of Common Stock will vest on January 1, 2007, options to purchase 200,000 shares of Common Stock will vest if the Company conducts a placement of at least US$10,000,000 and options to purchase 500,000 shares of Common Stock will vest if the Company conducts a placement of at least US$50,000,000. The Board anticipates that the Company will enact a 30:1 forward stock split, and all of the share amounts for which the options are exercisable are on a post-split basis. All of the options, once vested, are exercisable at $2.00 per share.

The Company has issued no other options or entered into stock option agreements with other persons.

7.	COMPREHENSIVE INCOME

The Company’s bank accounts are located in Thailand, with funds in Thai baht, while the financial statements are prepared in US Dollars. Foreign currency translation gains were $1,823 for the six months ended April 30, 2006. The before-tax amount and after-tax amount are the same for the Company. The Company maintained account balances including petty cash of Baht 1,505,789 at April 30, 2006, while the exchange rate was $0.0266, thus the equivalent amount in US Dollars is $40,124.

On April 22, the Company’s officers resigned and Darren Stevenson was appointed as the new President, Secretary and Chief Executive Officer of the Company, and on May 6, 2006, the Company’s board of directors resigned and Mr. Stevenson and Bruno Mosimann became the Company’s new directors. As a result of these events, the Company’s operations have moved to Canada and the functional currency of the Company is the Canadian Dollar.

8.	LITIGATION

As of April 30, 2006, the Company is not aware of any current or pending litigation which may affect the Company’s operations.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.	SUBSEQUENT EVENTS

The Board approved the appointment of Darren Stevenson and Bruno J. Mosimann as directors of the Company effective April 24, 2006. Dr. Anchana Chayawatana, Prapaipan Chayawatana and Anongnat Chansangachom resigned as directors of the Company on May 6, 2006, and Mr. Stevenson and Mr. Mosimann became directors of the Company on May 6, 2006. Also on May 6, 2006, Dr. Chayawatana sold 1,000,000 shares of our common stock, approximately 47.6% of the Company’s outstanding shares of common stock, to Mr. Stevenson.

On May 6, 2006, the Company issued $1,000,000 principal amount of its debentures ("Debentures") to two accredited investors. The Debentures are unsecured, bear interest at the rate of 9% per annum, which interest begins to accrue commencing 150 days from issuance, and are for a term of three years. The Debentures are payable in consecutive monthly installments of principal and interest, commencing 150 days from the date of their issuance. The Debentures will become convertible and will automatically convert, as to their outstanding principal amount plus accrued interest, if any, into units ("Units") of the Company’s securities, following the last to occur of (i) the filing by the Company with the Secretary of State of the State of Nevada of an amendment (the "Amendment") to its Articles of Incorporation which, among other things, increases its authorized common stock to 300,000,000 shares, $0.001 par value per share ("Common Stock"), (ii) the declaration and distribution by the Company of a 30 for 1 stock split in the form of a stock dividend (the "Stock Split"), and (iii) the closing of the PPO, as defined below. Each Unit will consist of one share, on a post-Stock Split basis, of the Company’s common stock and one warrant to purchase a shares of common stock (the "Warrants"). Each Warrant will be exercisable for two years commencing October 1, 2006 and will entitle its holder to purchase one share of Common Stock at $3.00 per share. The Company anticipates that it will conduct a private placement to accredited investors of up to $10,000,000 (the "PPO") of its Units by August 6, 2006. In addition, the Debentures will become convertible, at the option of the holder, at any time from and after October 1, 2006. The Debentures will convert into Units at a conversion price of $1.00 per Unit, equal to the anticipated price per Unit in the PPO. As of the date hereof, the Amendment has not been filed with the Secretary of State of Nevada, the Stock Split has not been declared and the PPO has not been closed.

On June 9, 2006, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada. Pursuant to the Certificate of Amendment, the Company changed its name from “Lam Liang Corp.” to “Blacksands Petroleum, Inc.” and increased its authorized share capital to 310,000,000 authorized shares, consisting of 300,000,000 shares of common stock, par value $0.001 each, and 10,000,000 shares of preferred stock, par value $0.001 each. The Company’s Board of Directors may issue the preferred stock in one of more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions adopted by them.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

For the six months ended April 30, 2006 and since the date of inception, we have not yet generated any revenues.

We incurred total operating expenses of $4,778 for the six months ended April 30, 2006, as compared to total operating expenses of $5,932 for the six months ended April 30, 2005. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports as well as the salary accrued to Darren Stevenson for the period from April 18, 2006 to April 30, 2006 pursuant to an employment agreement that Mr. Stevenson entered into with the Company on April 18, 2006.

Our total comprehensive loss for the six months ended April 30, 2006 was $2,995, as compared to a net loss of $7,113 for the six months ended April 30, 2005, and a total loss of $19,527 from inception on October 12, 2004 to April 30, 2006.

Net cash used in investing activities for the six months ended April 30, 2006 was $74, as compared to $2,806 for the period from inception on October 12, 2004 to April 30, 2006. There were no cash flows from financing activities for the six months ended April 30, 2006 or the six months ended April 30, 2005.

We are still in our development stage and have generated no revenues to date. Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations and/or obtain the financing necessary to meet our obligations and repay our liabilities arising from normal business operations when they become due.

Liquidity and Capital Resources

At April 30, 2006, we had cash in the bank of $40,081. On May 6, 2006, we issued $1,000,000 principal amount in convertible debentures to two accredited investors in exchange for $1,000,000 in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to the provisions of Section 4(2). Our management intends to consider possible strategic transactions in the unconventional oil industry. We expect to be able to satisfy our cash requirements for at least the next twelve months without having to raise additional funds or seek bank loans if we do not undertake any such strategic transactions. After that twelve month period, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

Our stockholders' equity at April 30, 2006, was $40,473.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Our Management intends to consider strategic transactions in the unconventional oil industry that could require the purchase of significant property or equipment, hiring new employees and other substantial expenditures. As of the date hereof, however, we do not have specific plans to purchase any significant property or equipment nor incur any significant changes in employees during the next 12 months.

Plan of Operation

Since inception and through April 30, 2006, our plan of operation was to design, contract for manufacture and distribute bags. It was our intent to produce "high-end", quality computer bags for a reasonable price. On May 6, 2006, three of our directors resigned and two new directors were appointed to our board of directors. As a result, on May 6, 2006, we exited our previous plan of operation. We do not currently have an operating business and are looking to capitalize on the experience and knowledge of our management in considering possible strategic transactions in the unconventional oil industry.

ITEM 3. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our principal executive officer in such capacity and in his capacity as the acting accounting officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.

There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially adversely affected, or are reasonably likely to materially adversely affect, our internal control over financial reporting.

On April 22, 2006, our previous officers resigned and Darren Stevenson became our sole officer and is acting as our principal executive and accounting officer. Additionally, following the resignation of our board of directors on May 6, 2006 and the appointment of Mr. Stevenson and Bruno Mosimann as our new directors on May 6, 2006, our functional currency switched from the Thai Bhat to the Canadian Dollar. We do not expect that these changes will have a material adverse impact on our internal control as we have had minimal expenditures and no revenues to date and as our new management has implemented additional disclosure controls and procedures to comply with the requirements of the Exchange Act.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 5, 2006, we sought and obtained the written consent (the “Written Consent”), in lieu of a special meeting of stockholders, from the holders of 1,160,000, or 55.2%, of the outstanding voting power of our stock approving three corporate actions. The first corporate action that the Written Consent approved was an amendment to our Articles of Incorporation to increase our authorized share capital from 75,000,000 shares of common stock, par value $0.001, to 310,000,000 shares, comprised of 300,000,000 shares of Common Stock and 10,000,000 share of preferred stock, par value $0.001.

The second corporate action that the Written Consent approved was an amendment to our articles of incorporation to change our name from “Lam Liang Corp.” to “Blacksands Petroleum, Inc.”.

The third corporate action that the Written Consent approved was the ratification of the appointment of Darren R. Stevenson and Bruno Mosimann, as our directors. On April 24, 2006, our Board approved the appointment of Mr. Stevenson and Mr. Mosimann as our directors, increasing the number of directors on the Board from three to five. On April 24, 2006, we filed a Schedule 14f-1 announcing the Director Appointments. Dr. Anchana Chayawatana, Prapaipan Chayawatana and Anongnat Chansangachom resigned as directors of the Company on May 5, 2006, reducing the number of directors on the Board from five to two. Although not necessary for the Director Appointments, the Company sought and on May 5, 2006 obtained the Majority Stockholders' approval and ratification of the director appointments.

ITEM 5. OTHER INFORMATION

On May 5, 2006, we sought and obtained the written consent, in lieu of a meeting of stockholders, from the holders of 55.2% of the outstanding voting power of our stock, approving an amendment to our Articles of Incorporation to increase our authorized share capital from 75,000,000 shares of common stock, par value $0.001, to 310,000,000 shares, comprised of 300,000,000 shares of common stock and 10,000,000 share of preferred stock, par value $0.001 (the “Capital Increase”), and to change our name from “Lam Liang Corp.” to “Blacksands Petroleum, Inc.” (the “Name Change”).

On June 9, 2006, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada to enact the Capital Increase. Under the Capital Increase, our Board of Directors may issue the preferred stock in one of more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions adopted by them. There is currently no preferred stock issued. The Certificate of Amendment to our Articles of Incorporation also affected the Name Change. Effective June 9, 2006, our name became Blacksands Petroleum, Inc.

In addition, on May 6, 2006, the our Board of Directors declared a 30 for 1 forward stock split in the form of a dividend. The record and payment date for the stock dividend is June 21, 2006.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer (1)
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer (2)

(1)	Included in Exhibit 31.1 filed herewith
(2)	Included in Exhibit 32.1 filed herewith

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSANDS PETROLEUM, INC.

Date: June 16, 2006	By:	/s/ Darren Stevenson

Name: Darren Stevenson Title: President and Chief Executive Officer