Form 10QSB
period 2006-07-31
BLACKSANDS PETROLEUM, INC.
filed 2006-09-19
CIK 1308137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2006

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission File Number: 000-51427

BLACKSANDS PETROLEUM, INC.

(Exact name of Registrant as specified in its charter)

Nevada	20-1740044
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

SUITE 328, 369 ROCKY VISTA PARK DRIVE
CALGARY, ALBERTA T3G 5K7
CANADA	Telephone: (403) 870-2220
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

We had a total of 74,854,700 shares of common stock issued and outstanding at September 14, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended July 31, 2006 are not necessarily indicative of the results that may be expected for the full fiscal year.

On June 9, 2006, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada to increase our authorized share capital (the “Share Increase”) from 75,000,000 shares of common stock, par value $0.001, to 310,000,000 shares, comprised of 300,000,000 shares of common stock and 10,000,000 share of preferred stock, par value $0.001. In addition, on May 6, 2006, our Board of Directors declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record and payment date for the stock dividend was June 21, 2006. Appropriate revisions have been made to the interim financial statements for the comparable period of the prior fiscal year to reflect the Share Increase and the Stock Split.

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Balance Sheets

	Unaudited As of July 31, 2006	Audited As of October 31, 2005

A S S E T S

Current Assets
Cash held in attorney’s trust account	$828,085	$41,048

Total Current Assets	828,085	41,048

Fixed Assets
Furniture, net of depreciation	-	779
Office Equipment, net of depreciation	-	757
Total Fixed Assets	-	1,536

Other Assets
Rent Deposit	10,026	859
Total Other Assets	10,026	859
Total Assets	$838,111	$43,443

L I A B I L I T I E S

Current Liabilities
Accounts payable and accrued liabilities	$15,308	$-
Accounts payable to related party	1,853	-
Payroll Witholding Taxes Payable	-	15
Total Current Liabilities	17,161	15

Convertible Debentures	1,000,000	-
Total Liabilities	$1,017,161	$15

S T O C K H O L D E R S ' E Q U I T Y ( DEFICIT)

Common Stock (note 3)	$6,300	$2,100
Additional Paid-in-Capital	53,700	57,900
Accumulated Comprehensive Loss	(969)	(2,792)
Deficit accumulated during the development stage	(238,081)	(13,780)
Total Stockholders' Equity (Deficit)	(179,050)	43,428
Total Liabilities and Stockholders' Equity (Deficit)	$838,111	$43,443

See accompanying notes to Financial Statements.

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Statements of Operations

	Unaudited For the Nine Months Ended July 31, 2006	Unaudited For the Nine Months Ended July 31, 2005	Unaudited For the Three Months Ended July 31, 2006	Unaudited For the Three Months Ended July 31, 2005	Unaudited From Inception (October 12, 2004) through July 31, 2006

Revenues:
Revenue	$--	$--	$--	$--	$--
Total Revenues	--	--	--	--	--

Expenses:
Professional Fees	156,229	--	155,604	-	161,427
Loss on abandoned fixed assets	1,494	-	1,494	-	1,494
Employee remuneration	15,622	-	15,622	-	15,622
Website & contract services	8,144		8,144	-	8,144
Office and Administration	42,770	8,844	38,659	2,912	50,969
Total Expenses	224,259	8,844	219,523	2,912	237,656
Net loss from Operations	(224,259)	(8,844)	(219,523)	(2,912)	(237,656)

Other Income and Expenses:
Interest Income	--	16	--	16	17
Depreciation	(42)	(91)	-	(91)	(442)
Gain (Loss) from Currency Transaction	-	-	-	-	-
Net Loss before Taxes	(224,301)	(8,919)	(219,523)	(2,987)	(238,081)

Provision for Income Taxes:
Income Tax Benefit
Net Loss	$(224,301)	$(8,919)	$(219,523)	$(2,987)	$(238,081)

Other Comprehensive Income (Loss)	$1,823	$(3,825)	$--	$(2,644)	$(969)

Total Comprehensive Loss	$(222,478)	$(12,744)	$(219,523)	$(5,631)	$(239,050)

Basic and Diluted Loss Per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted Average number of Common Shares used in per share calculations	63,000,000	48,010,980	63,000,000	63,000,000	61,846,259

See accompanying notes to Financial Statements.

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity

	Shares	Par Value $0.001	Paid-In Capital	Other Comprehensive Income	Accumulated Deficit During Development Stage	Shareholder’s Equity (Deficit)
Balance - October 12, 2004	-	$-	$-	$-	$-	$-

Stock issued for cash -
October 12, 2004	1,000,000	1,000	4,000	-	-	5,000
Foreign Currency Translation Adjustment	-	-	-	(5)	-	(5)
Net Income (Loss)	-	-	-	-	-	-
Balance - October 31, 2004	1,000,000	$1,000	$4,000	$(5)	-	$4,995

Stock issued for cash -
March 4, 2005	1,100,000	1,100	53,900	-	-	55,000
Foreign Currency Translation Adjustment	-	-	-	(2,787)	-	(2,787)
Net Income (Loss)	-	-	-	-	(13,780)	(13,780)
Balance - October 31, 2005	2,100,000	$2,100	$57,900	$(2,792)	$(13,780)	$43,428

Stock Split 30:1-
June 21, 2006	60,900,000	4,200	(4,200)	-	-	-
Foreign Currency Translation Adjustment	-	-	-	1,823	-	1,823
Net Income (Loss)	-	-	-	-	(224,301)	(224,301)

Balance - July 31, 2006	63,000,000	$6,300	$53,700	$(969)	$(238,081)	$(179,050)

See accompanying notes to Financial Statements.

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Statements of Cash Flows

	For the Nine Months Ended July 31, 2006	Unaudited From Inception (October 12, 2004) through July 31, 2006
Cash Flows from Operating Activities:
Net Loss	$(224,301)	$(238,081)
Foreign Currency Income (Loss)	1,823	(969)
Loss on abandoned fixed assets	1,494	1,494
Office Equipment and Furniture: Depreciation	42	416
Adjustments to reconcile net loss to
net cash used by operating activites:
Other Comprehensive Income	--	--
Changes in Operating assets and liabilities
Rent Deposit	(9,167)	(10,026)
Accounts payable and accrued liabilities	15,308	15,308
Accounts payable to related party	1,853	1,853
Payroll and Withholding Taxes Payable	(15)	--
Net Cash Used by Operating Activities	(212,963)	(230,005)

Cash Flows from Investing Activities:
Office Equipment and Furniture: Cost	--	(1,910)
Net Cash Used in Investing Activities	--	(1,910)

Cash Flows from Financing Activities:
Issue of convertible debentures	1,000,000	1,000,000
Sales of Common Stock	--	60,000
Net Cash Provided from Financing Activities	1,000,000	1,060,000

Net Increase (decrease) in Cash	787,037	828,085
Cash Balance, Begin Period	41,048	--
Cash Balance, End Period	$828,085	$828,085

Supplemental Disclosures:
Cash Paid for interest	$--	$--
Cash Paid for income taxes	$--	$--

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

The Company filed its annual list of officers and directors with the Nevada Secretary of State on September 29, 2005, indicating that its President is Anchana Chayawatana, its Secretary is Anongnat Chansangachom and its Treasurer is Prapaipan Chayawatana. On April 24, 2006, Dr. Chayawatana, Ms. Chansangachom and Ms. Chayawatana resigned from their positions as officers of the Company and Darren Stevenson became the President, Secretary and Chief Executive Officer of the Company. On May 6, 2006, Dr. Chayawatana, Ms. Chansangachom and Ms. Chayawatana resigned as the Company's directors and Darren Stevenson and Bruno Mosimann became the Company's directors.

Going concern - The Company incurred net losses of approximately $238,081, accumulated other comprehensive income (loss) of $969 from the period of October 12, 2004 (Date of Inception) through July 31, 2006, has not commenced its operations, and is still in the development stages, raising substantial doubt about the Company's ability to continue as a going concern.

On May 6, 2006 the Company issued $1,000,000 of convertible debentures to two accredited investors. The debentures were converted to 1,000,000 units of the Company’s securities on August 9, 2006. Each unit consists of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock for an exercise price of $3.00 per share, and is exercisable for a two year period commencing October 1, 2006.

On August 9, 2006 the Company closed a private placement of units of its securities. 10,854,700 units were issued for gross proceeds of $10,854,700. Each unit consists of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock for an exercise price of $3.00 per share, and is exercisable for a two year period commencing October 1, 2006. The Company intends to utilize the proceeds of the offering to identify and acquire suitable candidates in the unconventional petroleum industry. Following the closing of the offering, the funds will remain in escrow until a suitable acquisition candidate is identified and acquired. If the Company fails to complete a business acquisition within 12 months after the closing of the offering, subscription proceeds will be promptly returned to investors without interest or deduction.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company's year end is October 31.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary (up to the date of dissolution of the subsidiary). All significant inter-company transactions and balances have been eliminated.

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
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the period from October 12, 2004 (Date of Inception) through July 31, 2006, options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Comprehensive income (loss) - The Company's bank accounts were located in Thailand, with funds in Thai baht. Foreign currency translation gains and losses were $969 for the period ended April 30, 2006. Effective May 6, 2006 the bank accounts in Thailand were closed and all of company’s funds at July 31, 2006 were held in a trust account maintained by the Company’s lawyers Gottbetter & Partners in United States Dollars. See Note 7 regarding comprehensive income.

Foreign Currency Translation - Up to May 6, 2006 the Company's functional currency was in Thai baht as substantially all of the Company's operations were in Thailand.  The Company used the United States dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52 - “Foreign Currency Translation”. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder's equity, if applicable.

On April 22, the Company's officers resigned and Darren Stevenson was appointed as the new President, Secretary and Chief Executive Officer of the Company, and on May 6, 2006, the Company's board of directors resigned and Mr. Stevenson and Bruno Mosimann became the Company's new directors. As a result of these events, the Company's operations have moved to Canada and the functional currency of the Company is the United States Dollar. The Company continues to use the United States dollar as its reporting currency for consistency with registrants of the SEC.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in other items on the statement of operations.

Revenue recognition - The Company has no revenues to date from its operations.

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from October 12, 2004 (Date of Inception) through July 31, 2006.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation for the nine months ended July 31, 2006:

2006
Net loss, as reported	$(224,301)
Other comprehensive income	1,823
Add: Stock-based employee compensation expense included in reported loss, net of related tax effects	--

Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of related tax effects	--
Pro forma net loss	$(222,478)

Net loss per common share:
Basic and fully diluted loss per share, as reported	$(0.00)

Basic and fully diluted loss per share, pro forma	$(0.00)

There were a total of 1,000,000 stock options granted to Mr. Stevenson during the period ended July 31, 2006. There were no other written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock. Details of stock options granted to Mr. Stevenson are set forth below.

Compensation -

The Company entered into an Employment Agreement and a Stock Option Agreement with Darren Stevenson, both of which became effective as of April 18, 2006, as part of his compensation for becoming the Company's Chief Executive Officer, President and Secretary.

The Employment Agreement provides Mr. Stevenson with $60,000 (Canadian) per annum, to be increased to $120,000 (Canadian) per annum in the event that the Company conducts a placement of it securities of at least US$50,000,000. The term of the Employment Agreement is for two years.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Under the Stock Option Agreement, Mr. Stevenson received options to purchase 1,000,000 shares of our common stock (on a post-split basis as described below) with 100,000 options vesting on the date that the Company files with the Secretary of State of Nevada an amendment to its Articles of Incorporation which, among other things, increases its authorized common stock to 300,000,000 shares and changes its name to “Blacksands Petroleum, Inc.” (which was June 9, 2006). Options to purchase 200,000 shares of Common Stock will vest on January 1, 2007, options to purchase 200,000 shares of Common Stock will vest if the Company conducts a placement of at least US$10,000,000 (which was August 9, 2006) and options to purchase 500,000 shares of Common Stock will vest if the Company conducts a placement of at least US$50,000,000. The company enacted a 30:1 forward stock split on June 9, 2006, and all of the share amounts for which the options are exercisable are on a post-split basis. All of the options, once vested, are exercisable at $2.00 per share.

The Company valued the options issued to Mr. Stevenson at a $0 value based on a closing price of $ 0.03, an exercise price of $ 2.00, and a term of 2 years. The Company used the average historical volatility of 3 companies deemed to be in the same industry as the Company as 50.86%.

New accounting pronouncements -

In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The adoption of this standard will not impact the financial statements for the nine months ended July 31, 2006 but it may have a material impact on its financial statements for future periods.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives.   We expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

2.	PROPERTY AND EQUIPMENT

As of July 31, 2006, the Company has no office equipment and furniture.

3.	STOCKHOLDER'S EQUITY

Authorized:

On June 9, 2006, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase the authorized share capital (the “Share Increase”) from 75,000,000 shares of Common Stock, par value $0.001, to 310,000,000 shares, comprised of 300,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, par value $0.001. In addition, on May 6, 2006, our Board of Directors declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record and payment date for the stock dividend was June 21, 2006. Appropriate revisions have been made to the interim financial statements for the comparable period of the prior fiscal year to reflect the Share Increase and the Stock Split.

Issued:

	Number of Shares	Par Value	Additional Paid in Capital

October 12, 2004 Issued for cash	1,000,000	$1,000	$4,000

March 2005 Issued for cash	1,100,000	1,100	53,900

Balance October 31, 2005	2,100,000	2,100	57,900

June 21, 2006 - Stock Split 30:1	60,900,000	4,200	(4,200)

Balance, July 31, 2006	63,000,000	$6,300	$53,700

The issued and outstanding shares were issued as follows:

30,000,000 common shares (post-split) were issued to Alan Teegardin on October 12, 2004 for the sum of $5,000 in cash which were subsequently transferred to Dr. Anchana Chayawatana on November 19, 2004 for the same amount. On May 6, 2006, Dr. Chayawatana sold her 30,000,000 shares to Darren Stevenson.

33,000,000 common shares (post-split) were issued to 29 investors in the Company's SB-2 offering for the aggregate sum of $55,000 in cash. The Regulation SB-2 offering was declared effective by the Securities and Exchange Commission on February 15, 2005 and completed in March 2005.

On June 9, 2006, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized capital stock to 310,000,000 authorized shares, consisting of 300,000,000 shares of common stock, par value $0.001 each, and 10,000,000 shares of preferred stock, par value $0.001 each. The Company's Board of Directors may issue the preferred stock in one of more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions adopted by them.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

4.	LOAN FROM OFFICERS AND DIRECTORS

As of July 31, 2006, there are no loans to the Company from any officers and directors.

5.	RELATED PARTY TRANSACTIONS

As of July 31, 2006, there are no significant related party transactions between the Company and any of its officers or directors other than the employment agreement referred to above. Included in accounts payable is $1,853 payable to the president in respect of the employment agreement.

6.	STOCK OPTIONS

On April 18, 2006, the Company entered into an employment agreement and a stock option agreement with Darren Stevenson. Mr. Stevenson received options to purchase 1,000,000 shares of our common stock (on a post-split basis as described below) with 100,000 options vesting on the date that the Company files with the Secretary of State of Nevada an amendment to its Articles of Incorporation which, among other things, increases its authorized common stock to 300,000,000 shares and changes its name to “Blacksands Petroleum, Inc.” (which was June 9, 2006). Options to purchase 200,000 shares of Common Stock will vest on January 1, 2007, options to purchase 200,000 shares of Common Stock will vest if the Company conducts a placement of at least US$10,000,000 (which was August 9, 2006) and options to purchase 500,000 shares of Common Stock will vest if the Company conducts a placement of at least US$50,000,000. The Company enacted a 30:1 forward stock split on June 9, 2006, and all of the share amounts for which the options are exercisable are on a post-split basis. All of the options, once vested, are exercisable at $2.00 per share. Options expire two years after the date of the grant (which was April 18, 2006).

The Company valued the options issued to Mr. Stevenson at a $0 value based on a closing price of $ 0.03, an exercise price of $ 2.00, and a term of 2 years. The Company used the average historical volatility of 3 companies deemed to be in the same industry as the Company as 50.86%.

The Company has issued no other options or entered into stock option agreements with any other persons.

As of June 26, 2006, the Company’s Board of Directors approved, and a majority of the Company’s shareholders ratified, the adoption of the Company’s 2006 Stock Option Plan (the “Plan”), pursuant to which the Board of Directors is given the ability to provide incentives through the issuance of options, stock, restricted stock, and other stock-based awards, representing up to 6,000,000 shares of the Company’s common stock, to certain employees, outside directors, officers, consultants and advisors. No awards have been granted under the Plan as of the date of this Report.

7.	COMPREHENSIVE INCOME

Up to May 6, 2006 the Company's bank accounts were located in Thailand, with funds in Thai baht, while the financial statements are prepared in US Dollars. Foreign currency translation gains were $1,823 for the nine months ended July 31, 2006. The before-tax amount and after-tax amount are the same for the Company. The Company maintained account balances including petty cash of Baht 1,505,789 at April 30, 2006, while the exchange rate was $0.0266, thus the equivalent amount in US Dollars was $40,124. At July 31, 2006 the company had no foreign currency bank accounts.

On April 22, the Company's officers resigned and Darren Stevenson was appointed as the new President, Secretary and Chief Executive Officer of the Company, and on May 6, 2006, the Company's board of directors resigned and Mr. Stevenson and Bruno Mosimann became the Company's new directors. As a result of these events, the Company's operations have moved to Canada and the functional currency of the Company is the United States Dollar.

8.	LITIGATION

As of July 31, 2006, the Company is not aware of any current or pending litigation which may affect the Company's operations.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.	CONVERTIBLE DEBENTURES

On May 6, 2006, the Company issued $1,000,000 principal amount of its debentures ("Debentures") to two accredited investors. The Debentures were unsecured, bore interest at the rate of 9% per annum, which interest was to begin to accrue commencing 150 days from issuance, and were for a term of three years. The Debentures were payable in consecutive monthly installments of principal and interest, commencing 150 days from the date of their issuance. The Debentures become convertible and were automatically convert, as to their outstanding principal amount plus accrued interest, if any, into units ("Units") of the Company's securities, following the last to occur of (i) the filing by the Company with the Secretary of State of the State of Nevada of an amendment (the "Amendment") to its Articles of Incorporation which, among other things, increased its authorized Common Stock to 300,000,000 shares, $0.001 par value per share , (ii) the declaration and distribution by the Company of a 30 for 1 stock split in the form of a stock dividend (the "Stock Split"), and (iii) the closing of the PPO, as defined below. Each Unit consists of one share, on a post-Stock Split basis, of the Company's common stock and one warrant to purchase a share of common stock (the "Warrants"). Each Warrant will be exercisable for two years commencing October 1, 2006 and will entitle its holder to purchase one share of Common Stock at $3.00 per share. The Company completed a private placement to accredited investors of $10,854,700 (the "PPO") of its Units on August 9, 2006. Accordingly, simultaneously with the closing of the PPO the Debentures converted into 1,000,000 Units at a conversion price of $1.00 per Unit, equal to the price per Unit in the PPO. No interest had accrued on the Debentures as of the date of conversion.

10.	LEASE COMMITMENTS

Effective July 1, 2006 the company entered into an agreement to lease office premises. The term of the lease is nine months from July 1, 2006 and the rent is $5,013 per month. The company has paid a deposit of $10,026 to be applied as to $5,013 as a damage deposit and $5,013 as the last month’s rent. The company has the option to rent the premises on a month to month based following the expiration of the term of the lease.

11.	SUBSEQUENT EVENTS

Effective August 9, 2006, the Company closed a private placement of Units of its securities. 10,854,700 Units were issued at a price of $1.00 per Unit, resulting in for gross proceeds of $10,854,700. The offering was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation S and Section 4(2) of the Securities Act of 1993, as amended (the “Securities Act”) and Rule506 of Regulation D under the Securities Act. Each Unit consisted of one share, on a post-Stock Split basis, of the Company's common stock and one warrant to purchase a share of common stock (the "Warrants"). Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share. Following the closing of the offering, the funds will remain in escrow until a suitable acquisition candidate is identified and acquired. If the Company fails to complete a business acquisition within 12 months after the closing of the offering, subscription proceeds will be promptly returned to investors without interest or deduction.

The Debentures ( note 9 above) converted into Units at a conversion price of $1.00 per Unit for a total of 1,000,000 Units.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Results of Operations

For the three and nine months ended July 31, 2006 and since the date of inception, we have not yet generated any revenues.

We incurred total operating expenses of $219,523 and $224,301 for the three and nine months ended July 31, 2006, as compared to total operating expenses of $2,987 and $8,919 for the three and nine month periods ended July 31, 2005. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports as well as the salary paid to Darren Stevenson, our Chief Executive Officer, pursuant to an employment agreement that Mr. Stevenson entered into with us on April 18, 2006.

Our total comprehensive loss for the three and nine months ended July 31, 2006 was $219,523 and $222,478, as compared to total comprehensive loss of $5,631 and $12,744 for the three and nine month periods ended July 31, 2005, and a total comprehensive loss of $239,050 from inception on October 12, 2004 to July 31, 2006.

Net cash used in investing activities for the three and nine months ended July 31, 2006 was $0 and $0, as compared to $0 and $1,910 for the three and nine month periods ended July 31, 2005 and $1,910 for the period from inception on October 12, 2004 to July 31, 2006. Cash provided by financing activities for the three and nine months ended July 31, 2006 was $1,000,000, resulting from our issuance of $1,000,000 principal amount of convertible debentures in May 2006. Cash provided by financing activities for the three and nine months ended July 31, 2005 was $0 and $55,000, respectively, resulting from the sale of our common stock in an initial public offering, which was completed in March 2005.

We are still in our development stage and have generated no revenues to date. Our auditors have expressed their doubt about our ability to continue as a going concern unless we are able to generate profitable operations and/or obtain the financing necessary to meet our obligations and repay our liabilities arising from normal business operations when they become due.

Liquidity and Capital Resources

At July 31, 2006, we had cash in attorney’s trust account of $828,085. On May 6, 2006, we issued $1,000,000 principal amount in convertible debentures to two accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the provisions of Section 4(2) of the Securities Act.. Our management intends to consider possible strategic transactions in the unconventional oil industry. We expect to be able to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans if we do not undertake any such strategic transactions. After that 12 month period, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

Our stockholders' equity at July 31, 2006 was a deficit of $179,050.

As reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 10, 2006, effective August 9, 2006 we closed a private placement of units (“Units”) of our securities. The offering was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation S and Section 4(2) of the Securities Act and Rule 506 of Regulation D under the Securities Act. Each Unit consisted of one share of common stock and one common stock purchase warrant. Each warrant entitles its holder to purchase one share of common stock for an exercise price of $3.00 per share, and is exercisable for a two year period commencing October 1, 2006. The Units were offered at a price of $1.00 per Unit. We derived total proceeds of $10,854,700 from the sale of 10,854,700 Units in the offering. The Units were offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States.

We intend to utilize the proceeds of the offering to identify and acquire suitable candidates in the unconventional petroleum industry. The proceeds of the offering will remain in escrow until a suitable acquisition candidate is identified and acquired. If we fail to complete a business acquisition within 12 months after the closing of the offering, subscription proceeds will be promptly returned to investors without interest or deduction.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Plan of Operation

Since inception and through April 30, 2006, our plan of operation was to design, contract for manufacture and distribute bags. It was our intent to produce "high-end", quality computer bags for a reasonable price. On May 6, 2006, three of our directors resigned and two new directors were appointed to our board of directors. In addition, on June 5, 2006, Maha San Lam Liang Co. Ltd., our 99.94% owned Thai subsidiary, was dissolved. As a result, we have exited our previous plan of operation. We do not currently have an operating business and are looking to capitalize on the experience and knowledge of our management in considering possible strategic transactions in the unconventional oil industry. Our management intends to consider strategic transactions in the unconventional oil industry that could require the purchase of significant property or equipment, hiring new employees and other substantial expenditures. As of the date of this report, however, we do not have specific plans to purchase any significant property or equipment or to incur any significant changes in employees during the next 12 months.

Critical Accounting Policies

The unaudited financial statements as of July 31, 2006 included in this report have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with our October 31, 2005 audited financial statements and notes thereto, included in our Annual Report on Form 10-QSB for the year ended October 31, 2005.

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

As we are currently a development stage company, with no revenues, we do not yet have an Audit Committee.

Item 3. Controls and Procedures.

The president acts both as the Company's chief executive officer and chief financial officer ("Certifying Officer") and is responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officer has concluded (based on his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) are effective and adequate, except at disclosed below.

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was a deficiency in the Company’s disclosure controls and procedures relating to the reporting and disclosure of a settlement for the quarter ended July 31, 2006. This deficiency was communicated to the Company’s independent registered public accountants. The Company determined that this deficiency did not result in any omission of disclosures in, or misstatements to, the Company’s financial statements for any prior periods or for the quarter ended July 31, 2006. The Company also performed additional procedures in completing these financial statements for the quarter ended July 31, 2006 to ensure that the amounts and disclosures included were fairly presented in all material respects in accordance with GAAP.

The Certifying Officer has also indicated that there were no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On April 22, 2006, our previous officers resigned and Darren Stevenson became our sole officer and is acting as our principal executive and accounting officer. Additionally, following the resignation of our board of directors on May 6, 2006 and the appointment of Mr. Stevenson and Bruno Mosimann as our new directors on May 6, 2006, our functional currency switched from the Thai Bhat to the United States Dollar. We do not expect that these changes will have a material adverse impact on our internal control as we have had minimal expenditures and no revenues to date and as our new management has implemented additional disclosure controls and procedures to comply with the requirements of the Exchange Act.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

Please see our Quarterly Report on Form 10-QSB for the quarterly period ended April 30, 2006 for information regarding actions approved by our shareholders by written consent as of May 6, 2006.

As of June 26, 2006, we sought and obtained the written consent, in lieu of a meeting of shareholders, from the holders of 34,800,000 shares of our common stock, constituting 55.2% of the outstanding voting power of our common stock, (i) adopting our 2006 Stock Option Plan and (ii) approving and ratifying the Stock Option Agreement between us and Darren R. Stevenson, dated April 18, 2006, pursuant to which we granted Mr. Stevenson options to purchase up to 1,000,000 shares of our common stock.

Item 5. Other Information.

Please see Part 1, Item 1. Financial Statements, of this report for information regarding the Share Increase and the Stock Split effected during the quarter ended July 31, 2006.

Item 6. Exhibits.

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

BLACKSANDS PETROLEUM, INC.

Date: September 19, 2006	By:	/s/ Darren Stevenson
Name: Darren Stevenson Title: President and Chief Executive Officer