Form 10KSB
period 2006-10-31
BLACKSANDS PETROLEUM, INC.
filed 2007-01-29
CIK 1308137

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 000-51427

BLACKSANDS PETROLEUM, INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-1740044
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Suite 1250, 645 7th Avenue, S.W.
CALGARY, ALBERTA T2P 4G8
CANADA
(Address of principal executive offices)

(403) 870-2220
Registrant’s telephone number, including area code

Securities to be registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class is to be registered

None	None

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.      ☐

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.       ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☒ No ☐

State issuer’s revenues for its most recent fiscal year:  $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$96,437,605 as at January 4, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

44,854,700 shares of common stock on January 4, 2007

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Company Overview

We are in the development stage and have no present operations other than our efforts to effect our business plan. We were incorporated in Nevada on October 12, 2004. We were formed to design, produce and sell fashionable computer laptop cases for women. In May of 2006, we abandoned this business plan when our entire board of directors resigned and Darren R. Stevenson and Bruno Mosimann became our new directors.

Also on May 6, 2006, we issued debentures for $1,000,000 to two accredited investors pursuant to the exemption from the registration requirements of the Securities Act of 1933.

On June 9, 2006, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada changing our name from "Lam Liang Corp." to "Blacksands Petroleum, Inc." As we are considering possible strategic transactions in the unconventional oil industry, we changed our name so that we would be more in line with the industry in which we are considering such a strategic transaction. In the same amendment, we increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 310,000,000 shares, comprised of 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001.

On June 21, 2006, we enacted a 30 for 1 forward stock split in the form of a dividend that had been approved by our board on May 6, 2006.

Effective August 9, 2006, we closed a private placement of units of our securities. Each unit consisted of one share of common stock and one common stock purchase warrant. Each Warrant entitles its holder to purchase one share of common stock for an exercise price of $3.00 per share, and is exercisable for a two year period commencing October 1, 2006. We offered the units at a price of $1.00 per unit and derived total gross proceeds of $10,854,700 from the sale of 10,854,700 units in the offering. The debentures that we issued totaling $1,000,000 on May 6, 2006 were automatically converted into 1,000,000 units, at a conversion price of $1.00 per unit, simultaneously with the closing of the offering. No interest had accrued on the debentures as of the date of their conversion.

We intend to utilize the proceeds of the offering to identify and acquire suitable candidates in the unconventional petroleum industry. Until August 8, 2007, the funds from the offering will remain in escrow until a suitable acquisition candidate is identified and acquired. If we fail to complete a business acquisition by August 8, 2007, subscription proceeds will be promptly returned to investors without interest or deduction.

Our current business plan to acquire a business or businesses engaged in unconventional oil operations and to develop unconventional oil properties may involve our engaging in heavy oil operations and developing heavy oil properties. Heavy oil is produced from tar sands, also referred to as oil sands, or bituminous sands, which are a combination of clay, sand, water, and bitumen. Bitumen is neither oil nor tar, but is a semisolid, degraded form of oil which will not flow toward producing wells under normal conditions, making it difficult and expensive to produce. Tar sands are mined to extract the oil-like bitumen which is upgraded into synthetic crude oil or refined directly into petroleum products by specialized refineries. Conventional oil is extracted by drilling traditional wells into the ground whereas tar sand deposits are mined using strip mining techniques, or persuaded to flow into producing wells by in situ techniques which reduce the bitumen’s viscosity with steam and/or solvents.

Tar sands deposits are found in over 70 countries throughout the world, but three quarters of the world’s known reserves are in two regions, Venezuela and Alberta, Canada. While tar sands were used by the ancient Mesopotamians and Canadian Indians, they have only recently become considered to be a major part of the world’s oil reserves as they have become economically extractible at current prices with current technology. It is estimated that most of the Alberta tar sands and nearly all of Venezuelan sands are too far below the surface to use the open-pit mining technique used by the large producers. A number of in-situ techniques have been developed to extract this deeper oil.

For the last 40 years or so, bitumen has been extracted from the Athabasca Oil Sands by surface mining. In these oil sands there are large deposits of bitumen with little overburden, making mining the most efficient method of extracting it. The overburden consists of water-laden muskeg (peat bog) over top of clay and barren sand. The oil sands themselves are typically 40 to 60 meters deep, sitting on top of flat limestone rock. Originally, the sands were mined with draglines and bucket-wheel excavators and moved to the processing plants by conveyor belts. However, in recent years companies have switched to much cheaper shovel-and-truck operations using the biggest power shovels (100 tons) and dump trucks (400 tons) in the world.

After excavation, hot water and caustic soda (NaOH) is added to the sand, and the resulting slurry is piped to the extraction plant where it is agitated and the oil skimmed from the top. Provided that the water chemistry is appropriate to allow bitumen to separate from sand and clay, the combination of hot water and agitation releases bitumen and the tar sand, and allows small air bubbles to attach to the bitumen droplets. The bitumen froth floats to the top of separation vessels, and is further treated to remove residual water and fine solids. Bitumen is much thicker than traditional crude oil, so it must be either mixed with lighter petroleum (either liquid or gas) or chemically split before it can be transported by pipeline for upgrading into synthetic crude oil. Recent enhancements to this method allow the extraction plants to recover over 90% of the bitumen in the sand.

Unconventional oil costs more to produce and takes more energy to turn into gasoline than traditional light oil. Unconventional crude production releases more greenhouse gases than conventional crude. It costs approximately $15 to $25 a barrel to produce crude oil from unconventional oil sources. By comparison, it can cost as little as about $5 a barrel to produce crude in the Middle East and $15 in the deep waters of the Gulf of Mexico.

Bankruptcy or Similar Proceedings

We have not been the subject of a bankruptcy, receivership or similar proceedings.

Reorganizations, Purchase or Sale of Assets

We continue to evaluate the value of potential mergers and acquisitions. To date, we have not undertaken, or been involved in, any material reclassifications, mergers, consolidations, or purchases or sales of a significant amount of assets not in the ordinary course of business.

Although we have not entered into any agreements to merge with another entity or acquire a significant amount of assets, we entered into an Exclusivity Agreement with Access Energy Inc. (“Access”) on November 10, 2006. Pursuant to the agreement, Access agrees that until March 10, 2007, it will refrain from soliciting or encouraging the submissions of proposals or offers from any person other than us relating to the purchase of all or a significant portion of the assets of Access or its subsidiaries (a “Transaction”). In exchange for this grant of exclusivity under the agreement, we have paid Access approximately US$88,556, which is only refundable if Access breaches the exclusivity grant under the agreement. In the event of a Transaction, this payment shall be applied to monies otherwise payable by us to Access in connection with the Transaction. The agreement shall terminate upon the earliest of March 10, 2007, the completion of a Transaction or the written agreement of Access and us to terminate the agreement.

Products and Services

We do not currently have any products or services, and we have no new product or service planned or announced to the public. As a result, we have no customers or consumers of our products, we have no principal suppliers or sources for raw materials and there is no need for government approval of our products and services.

Markets and Customers

We are in the development stage and presently have no operating assets or customers.  The market for oil that we expect to produce depends on factors beyond our control, including the extent of production and imports of oil, the proximity and capacity of transportation facilities, demand for oil, the marketing of competitive fuels and the effects of state and federal regulation. The oil industry also competes with other industries in supplying the energy and fuel requirements of industrial, commercial and individual consumers. Our oil production is expected to be sold at prices tied to the spot oil markets.

Competition

The oil industry is highly competitive. Competitors will include major oil companies, other independent energy companies and individual producers and operators, most of which will have financial resources, personnel and facilities substantially greater than we have. We will face intense competition for the acquisition of oil leases and properties.

Regulations

Our proposed business will be affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Most of our extraction operations will require permits or authorizations from federal, provincial or local agencies. Changes in any of these laws and regulations or the denial or vacating of permits could have a material adverse effect on our business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to us, we cannot predict the overall effect of such laws and regulations on our future operations.

We expect that our operations will comply in all material respects with applicable laws and regulations. We believe that the existence and enforcement of such laws and regulations will have no more restrictive an effect on our operations than on other similar companies in the energy industry.

Environmental Matters

Our proposed business activities will be subject to extensive federal, provincial and local environmental laws and regulations relating to water, air, hazardous substances and wastes, and threatened or endangered species that may restrict or limit such business activities. Compliance with the multitude of regulations issued by federal, state, provincial and local administrative agencies can be burdensome and costly.

Employees

Our only current employee is Darren R. Stevenson, our President, Secretary, Chief Executive Officer and Chief Financial Officer.

On August 1, 2006, we entered into a Consulting Agreement and a Stock Warrant Agreement with Gregg Layton as a means of providing him with performance incentives in his role as our consultant. Such agreements provide Mr. Layton with options to purchase up to 200,000 shares of our common stock. 50,000 of these options vested on August 1, 2006, 25,000 options vested upon the August 9, 2006 closing of a private placement in which we raised gross proceeds of $10,854,700, 25,000 options vested on January 1, 2007 and an additional 100,000 options will vest if we conduct a placement of at least US$50,000,000. All of the options, once vested, are exercisable at $2.00 per share. All these options are non-qualified options.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

Risks Related To Our Business

We are a new enterprise intending to engage in the business of unconventional oil extraction and development. The business of acquiring, developing and producing oil reserves is inherently risky.

We Are A Development Stage Company With No Unconventional Oil Properties and No Operating History In The Business Of Unconventional Oil Extraction And Development. Accordingly, You Will Have No Basis Upon Which To Evaluate Our Ability To Achieve Our Business Objectives.

We are a development stage company and have no current unconventional oil properties or operations. Our business plan involves our engagement in unconventional oil operations which may include our acquisition and development, in Western Canada and elsewhere, of oil sands / tar sands properties. As a proposed unconventional oil acquisition and development company with no operating history or properties and related assets, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in the establishment of a new business enterprise and must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the unconventional oil industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

Our business is speculative and depends upon the implementation of our business plan and our ability to enter into agreements with third parties for the rights to exploit unconventional oil reserves on terms that will be commercially viable for us.

We May Not Be Able To Consummate A Business Combination By August 8, 2007, In Which Case, We Will Be Forced To Return Subscription Proceeds To Investors In Our Recent Private Placement.

We must complete a business combination by August 8, 2007 which is twelve months from the August 9, 2006 completion date of our private placement offering in which we sold an aggregate of 10,854,700 units for gross proceeds of $10,854,700. If we fail to consummate a business combination within the required time frame, we will be forced to return subscription proceeds to investors without interest or deduction. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of a business combination.

Our Probable Lack Of Diversification Will Increase The Risk Of An Investment In Us, As Our Financial Condition And Results Of Operations May Deteriorate If We Fail To Diversify.

Our business will focus on the unconventional oil industry in a single or limited number of businesses and properties. Larger companies have the ability to manage their risk by diversification. However, we will lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

Strategic Relationships Upon Which We May Rely Are Subject To Change, Which May Diminish Our Ability To Conduct Our Operations.

Our ability to successfully acquire unconventional oil businesses and properties, to discover reserves, to participate in extraction opportunities and to identify and enter into commercial arrangements with customers will depend on our developing and maintaining close working relationships with industry participants and on our ability to select and evaluate suitable businesses and properties and to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will endeavour to use the business relationships of our management to enter into strategic relationships, which may take the form of joint ventures with private parties and contractual arrangements with other unconventional oil companies, including those that supply equipment and other resources that we expect to use in our business. We may not be able to establish these strategic relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfil our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

Competition In Obtaining Rights To Acquire And Develop Unconventional Oil Reserves And To Market Our Production May Impair Our Business.

The unconventional oil industry is highly competitive. Other unconventional oil companies may seek to acquire property leases and other properties and services we will need to operate our business in the areas in which we expect to operate. This competition has become increasingly intense as the price of oil on the commodities markets has risen in recent years. Additionally, other companies engaged in our proposed line of business may compete with us from time to time in obtaining capital from investors. Competitors include larger companies, which, in particular, may have access to greater resources, may be more successful in the recruitment and retention of qualified employees and may conduct their own refining and petroleum marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this inability may materially adversely affect our results of operation and financial condition.

The Canadian and international natural resource industry is highly competitive in all aspects, including the distribution and marketing of petroleum products. The oil industry competes with other industries in the supply of energy, fuel, and related products to consumers. A number of other ventures have announced plans to enter the unconventional oil development business or expand existing operations. Development of new projects or expansion of existing operations could materially increase the supply of synthetic crude oil in the marketplace. Depending upon the levels of future demand, increased supplies could negatively impact the prices obtained for oil.

We May Not Be Able To Effectively Establish Unconventional Oil Operations Or Manage Our Growth, Which May Harm Our Profitability.

Our strategy envisions establishing and expanding our unconventional oil business. If we fail to effectively establish unconventional oil operations and thereafter manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

▪	meet our capital needs;

▪	expand our systems effectively or efficiently or in a timely manner;

▪	allocate our human resources optimally;

▪	identify and hire qualified employees or retain valued employees; or

▪	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Our Business May Suffer If We Do Not Attract And Retain Talented Personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion integrity and good faith of our management and other personnel in conducting our intended business. We presently have a small management team which we intend to expand in conjunction with our planned operations and growth. The loss of a key individual or our inability to attract suitably qualified staff could materially adversely impact our business.

Our success depends on the ability of our management and employees to interpret market and geological data correctly and to interpret and respond to economic, market and other conditions to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Further, no assurance can be given that our key personnel will continue their association or employment with us or that replacement personnel with comparable skills can be found. We have sought to and will continue to ensure that management and any key employees are appropriately compensated; however, their services cannot be guaranteed. If we are unable to attract and retain key personnel, our business may be adversely affected.

Our Management Team Does Not Have Extensive Experience In Public Company Matters, Which Could Impair Our Ability To Comply With Legal And Regulatory Requirements.

Our management team has had limited U.S. public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately responds to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Risks Related To Our Financial Condition

We May Be Unable To Obtain Additional Capital That We May Require To Implement Our Business Plan. This Would Restrict Our Ability To Grow.

The proceeds from our private offering completed on August 9, 2006, which included the proceeds from the May 6, 2006 sale of $1,000,000 in convertible debentures, provide us with a limited amount of working capital and is not sufficient to fully fund our proposed operations. We will require additional capital to continue to operate our business beyond the initial phase and to expand our proposed operations. We may be unable to obtain additional capital as and when required.

Future acquisitions and future development, production and marketing activities, as well as our administrative requirements (such as salaries, insurance expenses and general overhead expenses, as well as legal compliance costs and accounting expenses) will require a substantial amount of additional capital and cash flow.

We may not be successful in locating suitable financing transactions in the time period required or at all, and we may not obtain the capital we require by other means. If we do not succeed in raising additional capital, the capital we have received to date may not be sufficient to fund our operations going forward without obtaining additional capital financing.

Any additional capital raised through the sale of equity may dilute your ownership percentage. This could also result in a decrease in the fair market value of our equity securities because our assets would be owned by a larger pool of outstanding equity. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

Our ability to obtain needed financing may be impaired by such factors as the capital markets (both generally and in the oil industry in particular), our status as a new enterprise without a demonstrated operating history, the location of our oil properties and the price of oil on the commodities markets (which will impact the amount of asset-based financing available to us) or the retention or loss of key management. Further, if oil prices on the commodities markets decrease, then our revenues will likely decrease, and such decreased revenues may increase our requirements for capital. If the amount of capital we are able to raise from financing activities is not sufficient to satisfy our capital needs, we may be required to cease our operations.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

We Have A History Of Losses And An Accumulated Deficit And Expect To Continue To Incur Losses Until We Establish Profitable Business Operations. This Could Drive The Price Of Our Stock Down.

We incurred a net loss of $13,780 and $308,798 for the years ended October 31, 2005 and 2006, respectively. As at October 31, 2005 we had an accumulated deficit in the aggregate amount of $38,780, and at October 31, 2006 we had an accumulated deficit in the aggregate amount of $347,578. If we fail to achieve profitability and continue to incur losses, the price of our common stock can be expected to fall.

Risks Related To Our Industry

Unconventional Oil Production Is Labor Intensive And Involves Higher Operating Costs Than Those Applicable To Conventional Oil Production

Unconventional oil exploration and development is very competitive and involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. As with any petroleum property, there can be no assurance that oil will be produced from any unconventional oil properties. Furthermore, the marketability of any extracted unconventional oil will be affected by numerous factors beyond our control. These factors include, but are not limited to, market fluctuations of prices, proximity and capacity of pipelines and processing equipment, equipment availability and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and gas and environmental protection). The extent of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

In the event that we acquire and develop any unconventional oil properties, there is no assurance that they will produce oil in quantities or at the costs anticipated, or that they will not cease producing entirely in certain circumstances. Because operating costs to produce oil from unconventional oil properties may be substantially higher than operating costs to produce conventional oil, an increase in such costs may render extraction of unconventional oil resources uneconomical. Moreover, it is possible that other developments, such as increasingly strict environmental and safety laws and regulations and enforcement policies thereunder and claims for damages to property or persons resulting from operations, could result in substantial costs and liabilities, delays or an inability to complete our projects or the abandonment of such projects.

Losses And Liabilities Arising From Uninsured Or Under-Insured Hazards Could Have A Material Adverse Effect On Our Business.

Our proposed unconventional oil operations will be subject to the customary hazards of recovering, transporting and processing hydrocarbons, such as fires, explosions, gaseous leaks, migration of harmful substances, blowouts and oil spills. A casualty occurrence might result in the loss of equipment or life, as well as injury, property damage or other liability. We have not made a determination as to the amount and type of insurance that we will carry. It cannot be assured that our insurance will be sufficient to cover any such casualty occurrences or disruptions. Our operations could be interrupted by natural disasters or other events beyond our control. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on our business, financial condition and results of operations.

Recovering bitumen from oil sands and upgrading the recovered bitumen into synthetic crude oil involves particular risks and uncertainties. We are susceptible to loss of production, slowdowns, or restrictions on our ability to produce higher value products due to the interdependence of its component systems. Severe climatic conditions can cause reduced production and result in higher costs.

We expect to process large volumes of hydrocarbons at high pressure and at high temperatures in equipment with fine tolerances that will handle large volumes of high pressure steam. Equipment failures could result in damage to our facilities and liability to third parties against which we may not be able to fully insure or may elect not to insure because of high premium costs or for other reasons.

Amendments To Current Laws And Regulations Governing Our Proposed Operations Could Have A Material Adverse Impact On Our Proposed Business.

Our business will be subject to substantial regulation under provincial and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of unconventional oil and related products and other matters. Amendments to current laws and regulations governing operations and activities of unconventional oil extraction operations could have a material adverse impact on our proposed business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the unconventional oil industry generally, will not be changed in a manner which may adversely affect us and cause delays, inability to complete or abandonment of properties.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of mining and extraction. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted to us or, if granted, will not be cancelled or will be renewed upon expiration.

Estimates Of Oil Reserves That We Make May Be Inaccurate Which Could Have A Material Adverse Effect On Us

There are numerous uncertainties inherent in estimating quantities of unconventional oil resources, including many factors beyond our control, and no assurance can be given that expected levels of resources or recovery of unconventional oil will be realized. In general, estimates of recoverable unconventional oil resources are based upon a number of factors and assumptions made as of the date on which resource estimates are determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable unconventional oil, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

Abandonment And Reclamation Costs Are Unknown And May be Substantial.

We will be responsible for compliance with terms and conditions of environmental and regulatory approvals and all laws and regulations regarding the abandonment of our properties and reclamation of lands at the end of their economic life, which abandonment and reclamation costs may be substantial. A breach of such legislation and/or regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. It is not possible to estimate with certainty the abandonment and reclamation costs since they will be a function of regulatory requirements at the time.

We Are Subject To Technology Risks In All Of Our Proposed Unconventional Oil Operations.

We currently plan to employ commercially proven technologies in all of our unconventional oil operations. Our intent is to employ these commercially proven technologies in concert but tied together in a fashion which is innovative to the resource with which we are operating. Arranging these technologies as conceptualized may result in unforeseen issues and challenges that may require engineering remediation. There is no assurance that capital and operating cost performance as anticipated from the use of these proven technologies will be realized.

Our Inability to Obtain Necessary Facilities Could Hamper Our Operations.

Unconventional oil extraction and development activities are dependent on the availability of equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited. To the extent that we conduct our activities in remote areas, needed facilities may not be proximate to our operations, which will increase our expenses. Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities. The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages and/or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

We May Have Difficulty Distributing Our Production, Which Could Harm Our Financial Condition.

In order to sell the oil that we are able to produce, we will have to make arrangements for storage and distribution to the market. We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. This could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping and/or pipeline facilities. These factors may affect our ability to explore and develop properties and to store and transport our oil production and may increase our expenses.

Furthermore, weather conditions or natural disasters, actions by companies doing business in one or more of the areas in which we will operate, or labor disputes may impair the distribution of oil and in turn diminish our financial condition or ability to maintain our operations.

Prices And Markets For Oil Are Unpredictable And Tend To Fluctuate Significantly, Which Could Reduce Profitability, Growth And The Value Of Our Proposed Business.

Our revenues and earnings, if any, will be highly sensitive to the price of oil. Prices for oil are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil, market uncertainty and a variety of additional factors beyond our control. These factors include, without limitation, weather conditions, the condition of the Canadian, U.S. and global economies, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, war, or the threat of war, in oil producing regions, the foreign supply of oil, the price of foreign imports and the availability of alternate fuel sources. Significant changes in long-term price outlooks for crude oil could have a material adverse effect on us. For example, market fluctuations of oil prices may render uneconomic the mining, extraction and upgrading of tar sands reserves containing relatively lower grades of bitumen.

Increases In Our Operating Expenses Will Impact Our Operating Results And Financial Condition.

Extraction, development, production, marketing (including distribution costs) and regulatory compliance costs (including taxes) will substantially impact the net revenues we derive from the oil that we produce. These costs are subject to fluctuations and variation in different locales in which we will operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations. In addition, we may not be able to earn net revenue at our predicted levels, which may impact our ability to satisfy our obligations.

Penalties We May Incur Could Impair Our Business.

Failure to comply with government regulations could subject us to civil and criminal penalties, could require us to forfeit property rights, and may affect the value of our assets. We may also be required to take corrective actions, such as installing additional equipment or taking other actions, each of which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. As a result, our future business prospects could deteriorate due to regulatory constraints, and our profitability could be impaired by our obligation to provide such indemnification to our employees.

Environmental Risks May Adversely Affect Our Business.

Unconventional oil sand extraction operations present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, state, provincial and municipal laws and regulations. Environmental legislation provides for, among other things, restrictions and prohibitions on spills, releases or emissions of various substances produced in association with oil operations. The legislation also requires that facility sites be operated, maintained, abandoned and reclaimed to the satisfaction of applicable regulatory authorities. Compliance with such legislation can require significant expenditures and a breach may result in the imposition of fines and penalties, some of which may be material. Environmental legislation is evolving in a manner we expect may result in stricter standards and enforcement, larger fines and liability and potentially increased capital expenditures and operating costs. The discharge of oil or other pollutants into the air, soil or water may give rise to liabilities to governments and third parties and may require us to incur costs to remedy such discharges. The application of environmental laws to our business may cause us to curtail our production or increase the costs of our production, development or exploration activities.

In late 2002 the Government of Canada ratified the Kyoto Protocol, an international agreement designed to manage greenhouse gas emissions and on February 16, 2005 it became effective. Other than as described in the 2005 Kyoto Plan, relatively few details regarding its implementation in Canada have been provided by the federal government. Numerous uncertainties regarding details of the Kyoto Protocol's implementation remain and there can be no assurance that future rules and regulations will not affect our ability to operate as planned. It may become necessary to develop and install certain equipment on our properties to mitigate adverse effects of rules and regulations on emission controls with a significant increase in capital and/or operating costs. If emissions cannot be physically controlled or mitigated to the satisfaction of new rules and regulations, tax or other fiscal means may be introduced to penalize us or otherwise increase our operating costs.

Challenges To Title To Our Properties May Impact Our Financial Condition.

Title to oil interests is often not capable of conclusive determination without incurring substantial expense. While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate.

If our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired.

Risks Related To Our Common Stock

The Limited Trading of Our Common Stock on the OTC Bulletin Board May Impair Your Ability To Sell Your Shares.

There has been a limited trading market for our common stock since our inception. The limited trading of our common stock and the low volume of such trading may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. Such factors may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

The Market Price Of Our Common Stock Is Likely To Be Highly Volatile And Subject To Wide Fluctuations.

Assuming we are able to establish an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

▪
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

▪	announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;

▪	fluctuations in revenue from our unconventional oil business as new reserves come to market;

▪	changes in the market for oil commodities or in the capital markets generally;

▪	changes in the demand for oil, including changes resulting from the introduction or expansion of alternative fuels;

▪	quarterly variations in our revenues and operating expenses;

▪	changes in the valuation of similarly situated companies, both in our industry and in other industries;

▪	changes in analysts’ estimates affecting us, our competitors or our industry;

▪	changes in the accounting methods used in or otherwise affecting our industry;

▪	additions and departures of key personnel;

▪	announcements of technological innovations or new products available to the unconventional oil industry;

▪	announcements by relevant governments pertaining to incentives for alternative energy development programs;

▪	fluctuations in interest rates and the availability of capital in the capital markets; and

▪	significant sales of our common stock, including sales by selling stockholders pursuant to this prospectus and by future investors in future offerings we expect to make to raise additional capital.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

Our Operating Results May Fluctuate Significantly, And These Fluctuations May Cause Our Stock Price To Decline.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses, including the coming to market of oil reserves that we are able to develop, expenses that we incur, the price of oil in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

We Do Not Expect To Pay Dividends In The Foreseeable Future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

Applicable SEC Rules Governing The Trading Of “Penny Stocks” Will Limit The Trading And Liquidity Of Our Common Stock, Which May Affect The Trading Price Of Our Common Stock.

Our common stock is presently considered to be a “penny stock” and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules which may increase the difficulty investors may experience in attempting to liquidate such securities.

Forward-Looking Statements

This Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are likely to differ materially from those anticipated in these forward-looking statements for many reasons.

ITEM 2: DESCRIPTION OF PROPERTY

Our principal executive office is located at Suite 1250, 645 7th Avenue, S.W., Calgary, Alberta T2P 4G8, Canada. Effective July 1, 2006 we entered into an agreement to lease the above office premises. The term of the lease is until April 1, 2007, and the rent is CDN$5,508 per month.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating a proceeding against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of our fiscal year ended October 31, 2006 through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

While our shares of common stock have been quoted for trading on the OTC Bulletin Board since February 2005, there were not any trades of our stock through its facilities from that date until the third quarter of our 2006 fiscal year. Since the third quarter of our 2006 fiscal year, our stock has traded through the facilities of the OTC Bulletin Board. The closing high bid and the closing low bid for each quarter since the third quarter of our 2006 fiscal year follows.

Year Ending October 31, 2006	High Bid	Low Bid
Third quarter	$2.00	$2.00
Fourth quarter	$2.10	$2.00

During the period from November 1, 2006 to January 22, 2007, the closing high bid for a share of our common stock has been $2.15 and the closing low bid has been $2.05. On January 22, 2007, the closing price of our common stock on the OTC Bulletin Board was $2.15.

As of January 12, 2007, we had 73 shareholders of record.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.	we would not be able to pay our debts as they become due in the usual course of business; or

2.
our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following is management's discussion and analysis of certain significant factors, which have affected our financial position and operating results during the periods included in the accompanying audited financial statements and should be read in conjunction with the audited financial statements.

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

During the next twelve months we will be looking to invest in the exploration and development in the unconventional oil industry through acquisitions.

We have established an office in Calgary, Alberta and will be pursuing acquisition opportunities that will meet our objective of commencing our oil and gas exploration activities.

Results of Operations

For the year ended October 31, 2006 and since the date of inception (October 12, 2004), we have not generated any revenues.

We incurred total operating expenses of $444,916 for the year ended October 31, 2006, as compared to total operating expenses of $13,797 for the year ended October 31, 2005. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports as well as the salary paid to Darren Stevenson, our Chief Executive Officer, pursuant to an employment agreement that Mr. Stevenson entered into with us on April 18, 2006. The significant operating expenses include professional fees of $310,243 for the year ended October 31, 2006 incurred in connection with filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters in connection with change of name, stock-split and issuance of shares of common stock as compared with professional fees of $5,198 for the year ended October 31, 2005. The office and administration expenses of $90,894 for the year ended October 31, 2006 include rent, travel, telephone and other office expenses as compared to office and administration expenses of $8,280 for the year ended October 31, 2005.

We earned total interest income of $135,804 for the year ended October 31, 2006, as compared to total interest income of $17 for the year ended October 31, 2005. The interest was earned on the proceeds of private placement on August 9, 2006 of $10,854,700.

Our total comprehensive loss for the year ended October 31, 2006 was $308,302, as compared to total comprehensive loss of $16,567 for the year ended October 31, 2005, and a total comprehensive loss of $324,874 from inception on October 12, 2004 to October 31, 2006.

Net cash used in investing activities for the year ended October 31, 2006 was $33,409, as compared to $1,855 for the year ended October 31, 2005 and $35,264 for the period from inception on October 12, 2004 to October 31, 2006.

Cash provided by financing activities for the year ended October 31, 2006 was $11,854,700, resulting from our issuance of $1,000,000 principal amount of convertible debentures in May 2006, which were converted to common stocks and warrants on August 9, 2006 and our issuance of 10,854,700 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, of securities by private placement for $10,854,700 which was completed on August 9, 2006. Cash provided by financing activities for the year ended October 31, 2005 was $55,000, resulting from the sale of our common stock in an initial public offering, which was completed in March 2005.

We are still in our development stage and have generated no revenues to date.

Selected Financial Information

Year ended October 31,	2006	2005

Current Assets (1)	$11,651,339	$41,048
Total Assets	11,692,566	43,443
Current Liabilities	100,038	15
Stockholders’ Equity	11,592,528	43,428

(1) The October 31, 2006 current assets include restricted cash - held in escrow of $10,854,407. These funds are held in escrow pending our entering a strategic transaction. If we fail to complete a business acquisition by August 8, 2007, subscription proceeds will be promptly returned to investors without interest or deduction.

Liquidity and Capital Resources

At October 31, 2006, we had cash in the bank of $793,438. On May 6, 2006, we issued $1,000,000 principal amount in convertible debentures to two accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the provisions of Section 4(2) of the Securities Act. The debentures were converted to common stock and warrants to purchase common stock on August 9, 2006.

We also have restricted cash of $10,854,407 held in escrow pending our entering a strategic transaction. These funds were received pursuant to the completion of a private placement of units of our securities on August 9, 2006. The offering was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation S and Section 4(2) of the Securities Act and Rule506 of Regulation D under the Securities Act. Each unit consisted of one share of our common stock and one warrant to purchase a share of common stock. Each warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share. The Units were offered and sold only to “accredited investors,” as that term is defined by Rule 501 of Regulation D, and/or to persons who were neither resident in, nor citizens of, the United States. We intend to utilize the proceeds of the offering to identify and acquire suitable candidates in the unconventional petroleum industry. The proceeds of the offering will remain in escrow until a suitable acquisition candidate is identified and acquired. If we fail to complete a business acquisition by August 8, 2007 subscription proceeds will be promptly returned to investors without interest or deduction.
Our management intends to consider possible strategic transactions in the unconventional oil industry. We expect to be able to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans if we do not undertake any such strategic transactions. After that 12-month period, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

Our stockholders' equity at October 31, 2006 was $11,592,528.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

On November 10, 2006, we entered into an Exclusivity Agreement with Access Energy Inc. (“Access”). Pursuant to the agreement, Access agrees that until March 10, 2007 it will refrain from soliciting or encouraging the submissions of proposals or offers from any person other than us relating to the purchase of all or a significant portion of the assets of Access or its subsidiaries (a “Transaction”). In exchange for this grant of exclusivity under the agreement, we paid Access CDN$100,000 (approximately US$88,556), which is only refundable if Access breaches the exclusivity grant under the agreement. In the event of a Transaction, this payment shall be applied to monies otherwise payable us to Access in connection with the Transaction. The agreement shall terminate upon the earliest of March 10, 2007, the completion of a Transaction or the written agreement of Access and us to terminate the agreement.

Critical Accounting Policies

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

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard became effective for us in the first interim or annual reporting period beginning after December 15, 2005. We adopted this standard effective for the year ended October 31, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on our consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on our financial statements once adopted.

ITEM 7: FINANCIAL STATEMENTS

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Blacksands Petroleum, Inc., (a development stage company) formerly known as Lam Liang Corp.

We have audited the accompanying balance sheet of Blacksands Petroleum, Inc., (a development stage company) formerly known as Lam Liang Corp., as of October 31, 2006, and the related statement of stockholders’ equity and cash flows for the year ended October 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blacksands Petroleum, Inc., (a development stage company), formerly known as Lam Liang Corp., as of October 31, 2006, and the results of its operations and its cash flows for the year ended October 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Sherb & Co., LLP
Sherb & Co., LLP

New York, NY

January 26, 2007

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2005 and 2004, and the results of its operations and its cash flows for the year ended October 31, 2005, and for the period from October 12, 2004 (Inception)through October 31, 2005, in conformity with U.S. generally accepted accounting principles.

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

/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
January 30, 2005
Las Vegas, Nevada

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Balance Sheets

	As of	As of
	October 31, 2006	October 31, 2005

A S S E T S

Current Assets
Cash held at bank	$752,788	$41,048
Cash held in attorney’s trust account	40,650	-
Restricted Cash - held in Escrow (note 4)	10,854,407	-
Prepaid expenses	3,494	-
Total Current Assets	11,651,339	41,048

Property and Equipment - net	31,325	1,536

Other Assets
Rent Deposit	9,902	859
Total Other Assets	9,902	859
Total Assets	$11,692,566	$43,443

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	$97,812	$-
Accounts payable to related party	2,226	-
Payroll Witholding Taxes Payable	-	15
Total Current Liabilities	$100,038	$15

Stockholders’ Equity
Common Stock (note 3)	$74,855	$63,000
Additional Paid-in-Capital	11,867,547	22,000
Accumulated Comprehensive Loss	(2,296)	(2,792)
Deficit accumulated during the development stage	(347,578)	(38,780)
Total Stockholders' Equity	11,592,528	43,428
Total Liabilities and Stockholders' Equity	$11,692,566	$43,443

See accompanying notes to Financial Statements.

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Statements of Operations

			From Inception
	November 1, 2005	November 1, 2004	(October 12, 2004)
	To	To	Through
	October 31, 2006	October 31, 2005	October 31, 2006
Revenues:
Revenue	$-	$-	$-
Total Revenues	-	-	-

Expenses:
Professional Fees	310,243	5,198	315,441
Loss on abandoned fixed assets	1,496	-	1,496
Employee remuneration	29,461	-	29,461
Website and contract services	10,698	-	10,698
Depreciation	2,124	319	2,443
Office and Administration	90,894	8,280	99,174
Total Expenses	444,916	13,797	458,713
Net loss from Operations	(444,916)	(13,797)	(458,713)

Other Income and Expenses:
Interest Income	135,804	17	135,821
Gain from Currency Transaction	314	-	314
Net Loss before Taxes	(308,798)	(13,780)	(322,578)

Provision for Income Taxes:
Income Tax Benefit	-	-	-
Net Loss	$(308,798)	$(13,780)	$(322,578)

Other comprehensive income net of tax:
Foreign currency translation adjustment	496	(2,787)	(2,296)

Total Comprehensive Loss	$(308,302)	$(16,567)	$(324,874)

Basic and Diluted Loss Per Common Share	$(0.00)	(0.00)	$(0.00)
Weighted Average number of Common Shares used in per share calculations	65,728,205	51,879,450	69,890,656

See accompanying notes to Financial Statements.

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity

	Shares	Par Value $0.001	Additional Paid-In Capital	Other Comprehensive Income	Deficit Accumulated During Development Stage	Stockholder’s Equity

Balance - October 12, 2004	-	$-	$-	$-	$-	$-

Stock issued for cash -
October 12, 2004 (1)	30,000,000	30,000	-	-	(25,000)	5,000
Foreign Currency Translation Adjustment	-	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-
Balance - October 31, 2004	30,000,000	30,000	-	(5)	(25,000)	4,995

Stock issued for cash -
March 4, 2005 (1)	33,000,000	33,000	22,000	-	-	55,000
Foreign Currency Translation Adjustment	-	-	-	(2,787)	-	(2,787)
Net Loss	-	-	-	-	(13,780)	(13,780)
Balance - October 31, 2005	63,000,000	63,000	22,000	(2,792)	(38,780)	43,428

Equity Compensation -
Granted August 1, 2006	-	-	21,620	-	-	21,620
Deferred equity compensation	-	-	(18,918)	-	-	(18,918)
Stock issued for cash -
August 10, 2006	10,854,700	10,855	10,843,845	-	-	10,854,700
Stock issued on conversion
of Debentures -
August 10, 2006	1,000,000	1,000	999,000	-	-	1,000,000
Foreign Currency Translation Adjustment	-	-	-	496	-	496
Net Loss	-	-	-	-	(308,798)	(308,798)

Balance - October 31, 2006	74,854,700	$74,855	$11,867,547	$(2,296)	$(347,578)	$11,592,528

(1) On May 6, 2006, the Company declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record date for the stock split was June 21, 2006. The stock split has been recorded retroactively.

See accompanying notes to Financial Statements.

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Statements of Cash Flows

			From Inception
	November 1, 2005	November 1, 2004	(October 12, 2004)
	Through	Through	Through
	October 31, 2006	October 31, 2005	October 31, 2006
Cash Flows from Operating Activities:
Net Loss	$(308,798)	$(13,780)	$(322,578)
Adjustments to reconcile net loss to
net cash used by operating activites:
Foreign Currency Income (Loss)	496	(2,787)	(2,296)
Equity compensation expense	2,702		2,702
Loss on abandoned fixed assets	1,496	-	1,496
Office Equipment and Furniture: Depreciation	2,124	319	2,443
Changes in Operating assets and liabilities
Prepaid expenses	(3,494)		(3,494)
Rent Deposit	(9,043)	(859)	(9,902)
Accounts payable and accrued liabilities	97,812	-	97,812
Accounts payable to related party	2,226	-	2,226
Payroll and Withholding Taxes Payable	(15)	15	-
Net Cash Used by Operating Activities	(214,494)	(17,092)	(231,591)

Cash Flows from Investing Activities:
Purchase of property and equipment	(33,409)	(1,855)	(35,264)
Net Cash Used in Investing Activities	(33,409)	(1,855)	(35,264)

Cash Flows from Financing Activities:
Issue of convertible debentures	1,000,000	-	1,000,000
Sales of Common Stock	10,854,700	55,000	10,914,700
Net Cash Provided from Financing Activities	11,854,700	55,000	11,914,700

Net Increase in Cash	11,606,797	36,053	11,647,845
Cash Balance, Begin Period	41,048	4,995	-
Cash Balance, End Period	$11,647,845	$41,048	$11,647,845

Supplemental Disclosures:
Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-

Non-cash financing activities:
Conversion of debentures into stock and warrants	$1,000,000	$-	$-

See accompanying notes to Financial Statements.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and history - Blacksands Petroleum, Inc., a Nevada corporation, (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on October 12, 2004 as Lam Liang Corp. The Company was formed to design, produce and sell fashionable computer laptop cases for women through its subsidiary, Maha San Lam Liang Co. Ltd., a Thai corporation, in Bangkok, Thailand. In November, 2004, the Company acquired 99.94% ownership in a privately-held company, registered under the laws of Thailand under the name of Maha San Lam Liang Co. Ltd. The Company was formed and registered in Thailand on November 5, 2004 by Dr. Anchana Chayawatana, who was the sole officer and director of the Company. The subsidiary was subsequently dissolved on June 5, 2006. The Company's operations have been limited to general administrative operations and development of its first product line and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. On May 6, 2006, three of the Company’s directors resigned and two new directors were appointed to its board of directors. As a result, on May 6, 2006, the Company exited its previous plan of operation. The Company does not currently have an operating business and is looking to capitalize on the experience and knowledge of its management in considering possible strategic transactions in the unconventional oil industry. To indicate its new direction into the unconventional oil industry, the Company filed a Certificate of Amendment to its Articles of Incorporation on June 9, 2006 to change its name from “Lam Liang Corp.” to “Blacksands Petroleum, Inc.”.

Management of the Company - The Company filed its articles of incorporation with the Nevada Secretary of State on October 12, 2004, indicating Sandra L. Miller on behalf of Resident Agents of Nevada, Inc. as the sole incorporator.

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

On May 6, 2006, the Company issued $1,000,000 of convertible debentures to two accredited investors. The debentures were converted to 1,000,000 units of the Company’s securities on August 9, 2006. Each unit consists of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock for an exercise price of $3.00 per share and is exercisable for a two year period commencing October 1, 2006.

On August 9, 2006, the Company closed a private placement of units of its securities. 10,854,700 units were issued for gross proceeds of $10,854,700. Each unit consists of one share of common stock and one common stock purchase warrant. Each warrant entitles the holder to purchase one share of common stock for an exercise price of $3.00 per share, and is exercisable for a two year period commencing October 1, 2006. The Company intends to utilize the proceeds of the offering to identify and acquire suitable candidates in the unconventional petroleum industry. Following the closing of the offering, the funds will remain in escrow until a suitable acquisition candidate is identified and acquired. If the Company fails to complete a business acquisition within 12 months after the closing of the offering, subscription proceeds will be promptly returned to investors without interest or deduction.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company's fiscal year end is October 31.

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

Cash and Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Concentration of Credit Risks - The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 and by Canada Deposit Insurance Corporation ("CDIC") up to Cdn$100,000. During fiscal year 2006, the Company has reached bank balances exceeding the FDIC and CDIC insurance limits. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

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

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the year ended October 31, 2006, 13,054,000 options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the period from October 12, 2004 to October 31, 2005 there were no options and warrants excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Comprehensive income (loss) - The Company's bank accounts were located in Thailand, with funds in Thai baht. Effective May 6, 2006 the bank accounts in Thailand were closed. Foreign currency translation losses up to that date were $969. The Company’s funds at October 31, 2006 were held in Canadian and US Dollar bank accounts and trust and escrow accounts maintained by the Company’s lawyers Gottbetter & Partners in United States Dollars. Foreign currency translation losses for the period May 1, 2006 to October 31, 2006 were $1,327. Total foreign currency translation losses to October 31, 2006 amounted to $2,296. See Note 8 regarding comprehensive income.

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

In April 2006, the Company's officers resigned and Darren Stevenson was appointed as the new President, Secretary and Chief Executive Officer of the Company, and on May 6, 2006, the Company's board of directors resigned and Mr. Stevenson and Bruno Mosimann became the Company's new directors. As a result of these events, the Company's operations have moved to Canada and although the Company maintains substantial funds in United States Dollars the functional currency of the Company is the Canadian Dollar. The Company continues to use the United States dollar as its reporting currency for consistency with registrants of the SEC.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date.  Any exchange gains and losses are included in other items on the statement of operations.

Revenue recognition - The Company has no revenues to date from its operations.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from October 12, 2004 (Date of Inception) through October 31, 2006.

Stock-based compensation - The Company applies SFAS No. 123R (Revised 2004), Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

There were a total of 1,000,000 stock options granted to Mr. Stevenson during the year ended October 31, 2006. There were no other written or verbal agreements related to the sale of any stock, option or warrants of the Company's common stock. Details of stock options granted to Mr. Stevenson are set forth below.

Compensation -

The Company entered into an Employment Agreement and a Stock Option Agreement with Darren Stevenson, both of which became effective as of April 18, 2006, as part of his compensation for becoming the Company's Chief Executive Officer, President and Secretary. The Employment Agreement provides Mr. Stevenson with $60,000 (Canadian)(approximately US$51,500) per annum, to be increased to $120,000 (Canadian) (approximately US$103,000) per annum in the event that the Company conducts a placement of it securities of at least US$50,000,000. The term of the Employment Agreement is for two years.

Under the Stock Option Agreement, Mr. Stevenson was, on April 18, 2006, granted options to purchase 1,000,000 shares of common stock of the Company on a post-split basis. All of the options, once vested, are exercisable at $2.00 per share. Options expire two years after the date of the grant. Options to purchase 100,000 shares vested on June 9, 2006 when the Company filed with the Secretary of State of Nevada an amendment to its Articles of Incorporation, which among other things, increased its authorized common stock to 300,000,000 shares and changed its name to “Blacksands Petroleum, Inc.” Options to purchase 200,000 shares vested on August 9, 2006 when the Company completed a common stock placement of US$10,854,700. Options to purchase 200,000 shares will vest on January 1, 2007, and options to purchase 500,000 shares will vest if the Company conducts a placement of at least US$50,000,000. The Company enacted a 30:1 forward stock split on June 9, 2006, and all of the share amounts for which the options are exercisable are on a post-split basis.

The Company valued the options issued to Mr. Stevenson at a $0 value based on a closing price of $ 0.03, an exercise price of $ 2.00, and a term of 2 years. The Company used the average historical volatility of 3 companies deemed to be in the same industry as the Company as 50.86%.

The Company entered into a consulting agreement and a stock warrant agreement with Gregg Layton both of which became effective as of August 1, 2006.

The consulting agreement provides Mr. Layton with $3,000 (Canadian) (approximately US$2,575) per month plus out of pocket expenses. The term of the consulting agreement is for one year unless terminated by 30 days notice in writing.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Under the Stock Warrant Agreement, Mr. Layton received warrants to purchase 200,000 shares of our common stock (on a post-split basis as described below) with 50,000 warrants vesting on August 1, 2006. Warrants to purchase 25,000 shares of common stock will vest on January 1, 2007, warrants to purchase 25,000 shares of common stock will vest if the Company conducts a placement of at least US$10,000,000 (which was August 9, 2006) and warrants to purchase 100,000 shares of common stock will vest if the Company conducts a placement of at least US$50,000,000. The Company enacted a 30:1 forward stock split on June 9, 2006, and all of the share amounts for which the warrants are exercisable are on a post-split basis. All of the warrants, once vested, are exercisable at $2.00 per share until July 31, 2008.

The Company valued the warrants issued to Mr. Layton at a $21,620 value based on a closing price of $1.00, an exercise price of $2.00, and a term of 2 years. The Company used the average historical volatility of 3 companies deemed to be in the same industry as the Company as 50.86%.

 New accounting pronouncements -

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard became effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company has adopted this standard effective for the year ended October 31, 2006.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. The Company does not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

2.	PROPERTY AND EQUIPMENT

As of October 31, 2006 the Company owns the following office equipment and furniture:

October 31,	2006
	Cost	Accumulated depreciation	Net book Value

Furniture and fixtures	$16,924	$846	$4,009
Office equipment	16,483	1,236	11,564
	$33,407	$2,082	$31,325

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.	STOCKHOLDER'S EQUITY

Authorized:

On June 9, 2006, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase the authorized share capital (the “Share Increase”) from 75,000,000 shares of Common Stock, par value $0.001, to 310,000,000 shares, comprised of 300,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, par value $0.001. In addition, on May 6, 2006, our Board of Directors declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record and payment date for the stock dividend was June 21, 2006. Appropriate revisions have been made to the financial statements for the prior fiscal year to reflect the Share Increase and the Stock Split.

Issued:
	Number of Shares	Par Value	Additional Paid in Capital

October 12, 2004 Issued for cash	1,000,000	$1,000	$4,000
March 2005 - Issued for cash	1,100,000	1,100	53,900

Balance October 31, 2005	2,100,000	2,100	57,900
June 21, 2006 - Stock Split 30:1	60,900,000	60,900	(57,900)
August 9, 2006 - Issued for cash	10,854,700	10,855	10,843,845
August 9, 2006 - On conversion of
Convertible Debentures	1,000,000	1,000	999,000

Balance, October 31, 2006	74,854,700	$74,855	$11,842,845

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

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.	STOCKHOLDER'S EQUITY (continued)

Effective August 9, 2006, the Company closed a private placement of Units of its securities. 10,854,700 Units were issued at a price of $1.00 per Unit, resulting in gross proceeds of $10,854,700. The offering was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation S and Section 4(2) of the Securities Act of 1993, as amended (the “Securities Act”) and Rule506 of Regulation D under the Securities Act. Each Unit consisted of one share, on a post-Stock Split basis, of the Company's common stock and one warrant to purchase a share of common stock (the "Warrants"). Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share. Following the closing of the offering, the funds will remain in escrow until a suitable acquisition candidate is identified and acquired. If the Company fails to complete a business acquisition within 12 months after the closing of the offering, subscription proceeds will be promptly returned to investors without interest or deduction.

The Debentures (note 10 below) converted into Units on August 9, 2006 at a conversion price of $1.00 per Unit for a total of 1,000,000 Units. Each Unit consisted of one share, on a post-Stock Split basis, of the Company's common stock and one warrant to purchase a share of common stock. Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share.

As at October 31, 2006 there are 11,854,700 Warrants outstanding. Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share.

4.	RESTRICTED CASH - HELD IN ESCROW

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

5.	LOAN FROM OFFICERS AND DIRECTORS

As of October 31, 2006, there are no loans to the Company from any officers and directors.

6.	RELATED PARTY TRANSACTIONS

As of October 31, 2006, there are no significant related party transactions between the Company and any of its officers or directors other than the employment agreement referred to above. Included in accounts payable is $2,226 payable to the president in respect of the employment agreement. Prepaid expenses of $3,494 are travel advances to the president.

7.	STOCK OPTIONS

On April 18, 2006, the Company entered into an employment agreement and a stock option agreement with Darren Stevenson. Under the Stock Option Agreement, Mr. Stevenson was, on April 18, 2006, granted options to purchase 1,000,000 shares of common stock of the Company on a post-split basis. All of the options, once vested, are exercisable at $2.00 per share. Options expire two years after the date of the grant. Options to purchase 100,000 shares vested on June 9, 2006 when the Company filed with the Secretary of State of Nevada an amendment to its Articles of Incorporation, which among other things, increased its authorized common stock to 300,000,000 shares and changed its name to “Blacksands Petroleum, Inc.” Options to purchase

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.	STOCK OPTIONS (continued)

200,000 shares vested on August 9, 2006 when the Company completed a common stock placement of US$10,854,700. Options to purchase 200,000 shares will vest on January 1, 2007, and options to purchase 500,000 shares will vest if the Company conducts a placement of at least US$50,000,000. The Company enacted a 30:1 forward stock split on June 9, 2006, and all of the share amounts for which the options are exercisable are on a post-split basis.

The Company valued the options issued to Mr. Stevenson at a $0 value based on a closing price of $ 0.03, an exercise price of $ 2.00, and a term of 2 years. The company used the average historical volatility of 3 companies deemed to be in the same industry as the company as 50.86%.

On August 1, 2006 the Company entered into a consulting agreement and a stock warrant agreement with Gregg Layton. Under the Stock Warrant Agreement, Mr. Layton received warrants to purchase 200,000 shares of our common stock (on a post-split basis as described below) with 50,000 warrants vesting on August 1, 2006. Warrants to purchase 25,000 shares of common stock will vest on January 1, 2007, warrants to purchase 25,000 shares of common stock will vest if the Company conducts a placement of at least US$10,000,000 (which was August 9, 2006) and warrants to purchase 100,000 shares of common stock will vest if the Company conducts a placement of at least US$50,000,000. The Company enacted a 30:1 forward stock split on June 9, 2006, and all of the share amounts for which the warrants are exercisable are on a post-split basis. All of the warrants, once vested, are exercisable at $2.00 per share until July 31, 2008.

The Company valued the warrants issued to Mr. Layton at a $21,620 value based on a closing price of $1.00, an exercise price of $2.00, and a term of 2 years. The Company used the average historical volatility of 3 companies deemed to be in the same industry as the Company as 50.86%.

The Company has issued no other options or entered into stock option agreements with any other persons.

As of June 26, 2006, the Company’s Board of Directors approved, and a majority of the Company’s stockholders ratified, the adoption of the Company’s 2006 Stock Option Plan (the “Plan”), pursuant to which the Board of Directors is given the ability to provide incentives through the issuance of options, stock, restricted stock, and other stock-based awards, representing up to 6,000,000 shares of the Company’s common stock, to certain employees, outside directors, officers, consultants and advisors. No awards have been granted under the Plan as of the date of this Report.

8.	COMPREHENSIVE INCOME

Up to May 6, 2006 the Company's bank accounts were located in Thailand, with funds in Thai baht, while the financial statements are prepared in US Dollars. Foreign currency translation gains were $496 for the year ended October 31, 2006. The before-tax amount and after-tax amount were the same for the Company. The Company maintained account balances including petty cash of Baht 1,505,789 at April 30, 2006, while the exchange rate was $0.0266, thus the equivalent amount in US Dollars was $40,124.

In April 2006, the Company's officers resigned and Darren Stevenson was appointed as the new President, Secretary and Chief Executive Officer of the Company, and on May 6, 2006, the Company's board of directors resigned and Mr. Stevenson and Mr. Bruno Mosimann became the Company's new directors. As a result of these events, the Company's operations have moved to Canada and the functional currency of the Company is the Canadian Dollar. At October 31, 2006 the Company maintained account balances of Cdn$17,112, while the exchange rate was $0.8904, for a US Dollars equivalent of $15,236.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.	LITIGATION

As of October 31, 2006, the Company is not aware of any current or pending litigation, which may affect the Company's operations.

10.	CONVERTIBLE DEBENTURES

On May 6, 2006, the Company issued $1,000,000 principal amount of its debentures ("Debentures") to two accredited investors. The Debentures were unsecured, bore interest at the rate of 9% per annum, which interest was to begin to accrue commencing 150 days from issuance, and were for a term of three years. The Debentures were payable in consecutive monthly installments of principal and interest, commencing 150 days from the date of their issuance. The Debentures become convertible and were automatically converted, as to their outstanding principal amount plus accrued interest, if any, into units ("Units") of the Company's securities, following the completion of a private placement to accredited investors of $10,854,700 (the "PPO") of its Units on August 9, 2006. Each Unit consists of one share, on a post-Stock Split basis, of the Company's common stock and one warrant to purchase a share of common stock (the "Warrants"). Each Warrant will be exercisable for two years commencing October 1, 2006 and will entitle its holder to purchase one share of Common Stock at $3.00 per share. Simultaneously with the closing of the PPO the Debentures converted into 1,000,000 Units at a conversion price of $1.00 per Unit, equal to the price per Unit in the PPO. No interest had accrued on the Debentures as of the date of conversion.

11.	LEASE COMMITMENTS

Effective July 1, 2006 the Company entered into an agreement to lease office premises. The term of the lease is nine months from July 1, 2006 and the rent is Cdn$5,508 (Approximately US$4,725) per month. The Company has paid a deposit of $9,902 to be applied as $4,591 as a damage deposit and $4,591 as the last month’s rent. The Company has the option to rent the premises on a month-to-month basis following the expiration of the term of the lease.

12.	SUBSEQUENT EVENTS

On November 6, 2006 the Company acquired 30,000,000 shares of its common stock from Mr. Darren Stevenson, the President and Chief Executive Officer of the Company, for $50,000 cash. Under the terms of his employment agreement with the Company, Mr. Stevenson had granted the Company an option to purchase these shares.

On November 10, 2006, the Company entered into an Exclusivity Agreement with Access Energy Inc. (“Access”). Pursuant to the agreement, Access agrees that for a period of 120 days from the date of the agreement, it will refrain from soliciting or encouraging the submissions of proposals or offers from any person other than the Company relating to the purchase of all or a significant portion of the assets of Access or its subsidiaries (a “Transaction”). In exchange for this grant of exclusivity under the agreement, the Company has paid Access CDN$100,000 (approximately US$88,556), which is only refundable if Access breaches the exclusivity grant under the agreement. In the event of a Transaction, this payment shall be applied to monies otherwise payable by the Company to Access in connection with the Transaction. The agreement shall terminate upon the earliest of 120 days from the date of the agreement, the completion of a Transaction or the written agreement of Access and the Company to terminate the agreement.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 26, 2006, we notified De Joya Griffith & Company, LLC that we were terminating our relationship with them as our principal independent accountant on that date. The termination of De Joya Griffith & Company, LLC was approved by our board of directors. De Joya Griffith & Company, LLC had been our principal independent accountant for the fiscal year ended October 31, 2005. The report of De Joya Griffith & Company, LLC on our financial statements for the year ended October 31, 2005 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principle except that such report was modified to include an explanatory paragraph with respect to our ability, in light of our lack of revenues and history of losses, to continue as a going concern.

In connection with the audit for the year ended October 31, 2005 and during the subsequent interim period through July 31, 2006 and through October 26, 2006, there were no disagreements between us and De Joya Griffith & Company, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction, would have caused De Joya Griffith & Company, LLC to make reference to the subject matter of the disagreement in connection with their reports.

In connection with the audit of the fiscal year ended October 31, 2005 and during the subsequent interim period through July 31, 2006 and through October 26, 2006, De Joya Griffith & Company, LLC did not advise us that:

●	internal controls necessary for us to develop reliable financial statements did not exist;

●
information had come to their attention that led them to no longer be able to rely on our management’s representations or made them unwilling to be associated with the financial statements prepared by our management;

●	there was a need to expand significantly the scope of their audit; and

●
information had come to their attention that they had concluded materially impacted the fairness or reliability of either (i) a previously issued audit report or the underlying financial statements, or (ii) the financial statements issued or to be issued covering the fiscal periods subsequent to the date of the most recent financial statements covered by an audit report.

We engaged Sherb & Co., LLP, as our principal independent accountant for the fiscal year ending October 31, 2006. The appointment of Sherb & Co., LLP was approved by our board of directors.

ITEM 8A: CONTROLS AND PROCEDURES

Evalution of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the date of this report. This evaluation was conducted by our President, Secretary, Chief Executive Officer and acting principal accounting officer, Mr. Darren R. Stevenson.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on Effective Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon his evaluation of our controls, the Chief Executive Officer and acting principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Name	Age	Position with Registrant	Served as a Director or Officer since
Darren R. Stevenson	35	President, Secretary, Chief Executive Officer and Director	April 24, 2006(1)

Bruno Mosimann	63	Director	May 6, 2006

(1) Mr. Stevenson became our President, Secretary and Chief Executive Officer on April 24, 2006. Mr. Stevenson became a director on May 5, 2006.

Darren R. Stevenson, 34, is an oil and gas executive with experience in technology corporate turnarounds and mergers and acquisitions. Prior to joining us, Mr. Stevenson spent four years in The Hague and Amsterdam with Royal Dutch Shell PLC's consultancy business, Shell Global Solutions. Serving as a business development director, he led a team in technology and commercial business development in support of Shell’s business pursuits in Europe, the Middle East and Russia. Mr. Stevenson attended Chemical Engineering at the University of British Columbia, and over the past 15 years has held a variety of technical and commercial roles in the oil and gas industry including reservoir and process engineering, refinery operations and some entrepreneurial pursuits in technology transfer for fuel cells, software development and aviation. He has also worked for companies such as Syncrude Canada, Shell Canada and the University of British Columbia Industry Liaison Office. Mr. Stevenson joined Shell Global Solutions in 2002, and he is currently the President, CEO and a director of Bighorn Petroleum Ltd.

Bruno Mosimann, 63, is an investment manager, resident in Switzerland. He has been the president and managing director of Romofin AG, a firm that supplies cash management advise to its customers, for nearly twenty years. Mr. Mosimann's other management and directorial experience includes serving as a vice-president of DRC Resources Corp. starting in September 2000, a director of Relay Mines Ltd. starting in February 2001 and a director of U-Twin Holdings Inc. starting in November 2002.

Neither Mr. Stevenson nor Mr. Mosimann is related to any of our other directors or officers. During the last two years, there have been no transactions, or proposed transactions, to which we were or are a party, in which Messrs. Stevenson or Mosimann had or is to have a direct or indirect material interest.

All directors are elected annually by our shareholders and hold office until the next annual meeting. Each officer holds office at the pleasure of the board of directors.

Code of Ethics

The Company has not formally adopted a written code of ethics that applies to the Company's principal executive officer, principal financial officer or controller, or persons performing similar functions. Based on our small size, early development stage and limited financial and human resources, we did not believe that formally adopting a written code of ethics would benefit the shareholders.

Audit Committee

Since we have only two directors, we have neither an audit committee of the Board of Directors nor an “audit committee financial expert”, as such term is defined under the Securities Exchange Act.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act, as amended, requires that our directors, executive officers and persons who own more than 10% of a class of our equity securities which are registered under the Exchange Act to file with the Commission initial reports of ownership and reports of changes of ownership of such registered securities.

To our knowledge, based solely on a review of copies of such reports, no person required to file such a report failed to file a required report with respect to the fiscal year covered by this report.

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended October 31, 2004, 2005 and 2006.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Options/ SARs (#)	LTIP payouts ($)	All Other Compensation
Darren R. Stevenson (1)	President, Secretary, CEO, CFO and Director	2006 2005 2004	$20,000 (2) n/a n/a	$0 n/a n/a	$0 n/a n/a	$0 n/a n/a	300,000 (3) n/a n/a	$0 n/a n/a	$0 n/a n/a

Dr. Anchana Chayawatana (4)	President, CEO, Chairman and Director	2006 2005 2004	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

Prapaipan Chayawatana (5)	Treasurer, CFO, principal accounting officer and Director	2006 2005 2004	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

Anongnat Chansangachom (6)	Secretary and Director	2006 2005 2004	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0	$0 $0 $0

(1) Mr. Stevenson became our President Secretary, Chief Executive Officer and Chief Financial Officer on April 24, 2006. Mr. Stevenson became a director on May 5, 2006.

(2) Pursuant to an Employment Agreement that we entered into with Mr. Stevenson on April 22, 2006, Mr. Stevenson is entitled to an annual salary of CDN$60,000. In our fiscal year ended October 31, 2006, we paid Mr. Stevenson US$20,000 for the portion of the 2006 fiscal year that Mr. Stevenson served as our officer.

(3) Pursuant to a Stock Option Agreement that we entered with Mr. Stevenson on April 22, 2006, upon becoming an officer Mr. Stevenson received options to purchase up to 1,000,000 shares of our Common Stock. 100,000 of these options immediately vested, 200,000 options vested when we conducted a placement of over $10,000,000 on August 9, 2006, 200,000 options vested on January 1, 2007 and 500,000 will vest if we conduct a placement of at least $50,000,000. Under the Agreement, all of the options, once vested, are exercisable at $2.00 per share.

(4) Dr. A Chayawatana resigned as our President, Chief Executive Officer and Chairman on April 24, 2006 and resigned as a director on May 6, 2006.

(5) Ms. P Chayawatana resigned as our Treasurer, Chief Financial Officer and principal accounting officer on April 24, 2006 and resigned as a director on May 6, 2006.

(6) Ms. Chansangachom resigned as our Secretary on April 24, 2006 and resigned as a director on May 6, 2006.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our shares of common stock at January 8, 2007, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	SHARES OF COMMON STOCK	OPTIONS (VESTED)	PERCENT OF CLASS
Common	Darren R. Stevenson	0	500,000	1.1%
Common	Bruno Mosimann	0	0	0%
Directors and Officers as a Group consisting of one person		0	500,000	1.1%

The above calculations were based on 44,854,700 shares of our Common Stock outstanding as of January 8, 2007.

The April 22, 2006 Stock Option Agreement that we entered into with Darren Stevenson as a means of providing him with performance incentives in his role as our president, secretary and chief executive officer. On June 26, 2006, stockholders representing a majority of our then issued and outstanding common shares ratified the Stock Option Agreement by written consent. Under the Stock Option Agreement, Mr. Stevenson received options to purchase up to 1,000,000 shares of our common stock. 100,000 of these options vested upon the June 9, 2006 filing of Articles of Amendment to our Articles of Incorporation to, among other things, increase our authorized capitalization. An additional 200,000 options vested upon the August 9, 2006 closing of a private placement in which we raised gross proceeds of $10,854,700. An additional 200,000 options vested on January 1, 2007. The final 500,000 options will vest if we conduct a placement of at least US$50,000,000. All of the options, once vested, are exercisable at $2.00 per share. All these options are non-qualified options, and none of the options are included in the 6,000,000 options which may be granted under our 2006 stock Option Plan. As of the date of this prospectus, Mr. Stevenson has not exercised any of the vested options.

The following table sets out certain information regarding those equity compensation arrangements.

			Number of Unexercised Options at Year-End		Value of Unexercised Options at Period End (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Darren R. Stevenson	0	0	300,000	700,000	$45,000	$105,000

(1) The value of unexercised "in the money" options is determined by multiplying the number of shares subject to such options by the difference between the exercise price per share and $2.15, the closing bid of our Common Stock on The OTC Bulletin Board on January 4, 2007.

Securities authorized for issuance under equity compensation plans as of January 18, 2007 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,000,000	$2.00	6,000,000
Equity compensation plans not approved by security holders	200,000 (1)	$2.00	0 (1)
Total	6,000,000	N/A	6,000,000

(1) We have issued 200,000 options in equity compensation plans not approved by security holders. Of these 200,000 options, 100,000 have vested and the remaining 100,000 will only vest if we conduct a placement of our securities of at least $50,000,000.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as set out below, none of our directors, our sole officer, any proposed nominee for election as a director, any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, any promoter, or any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.

On November 6, 2006, we entered into a Stock Repurchase Agreement with Darren R. Stevenson pursuant to which we exercised our rights under the Employment Agreement that we entered into with Darren Stevenson on April 15, 2006 to repurchase 30,000,000 shares of our common stock that Mr. Stevenson had acquired. Pursuant to the Stock Repurchase Agreement, we paid Mr. Stevenson $50,000 for the repurchase of the 30,000,000 shares.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

ITEM 13: EXHIBITS AND REPORTS

3.1	Certificate of Incorporation (1)
3.2	Restated Articles of Incorporation (2)
3.3	By-Laws (3)
10.1	Employment Agreement, dated April 22, 2006, between Blacksands Petroleum, Inc. and Darren R. Stevenson (4)
10.2	Stock Option Agreement, dated April 22, 2006, between Blacksands Petroleum, Inc. and Darren R. Stevenson (5)
10.3	Exclusivity Agreement, dated November 10, 2006, between Blacksands Petroleum, Inc. and Access Energy Inc. (6)
10.4	Consulting Agreement, dated August 1, 2006, between Blacksands Petroleum, Inc. and Gregg Layton
10.5	Stock Warrant Agreement, dated August 1, 2006, between Blacksands Petroleum, Inc. and Gregg Layton
10.6	Stock Repurchase Agreement, dated November 6, 2006, entered into between Blacksands Petroleum, Inc. and Darren R. Stevenson
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Incorporated by reference to Exhibit 3.1 to our registration statement filed on Form SB-2 on December 10, 2004 (registration file no. 333-121127) (the “SB-2”).

(2)	Incorporated by reference to Exhibit 3.1 to our current report filed on Form 8-K on June 15, 2006.

(3)	Incorporated by reference to Exhibit 3.2 to the SB-2.

(4)	Incorporated by reference to Exhibit 10.1 to our current report filed on Form 8-K on April 26, 2006 (the “April 8-K”).

(5)	Incorporated by reference to Exhibit 10.2 to the April 8-K.

(6)	Incorporated by reference to Exhibit 10.2 to our current report filed on Form 8-K on November 13, 2006.

(7)	Included in Exhibit 31.1.

(8)	Included in Exhibit 32.1.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

De Joya Griffith & Company, LLP, independent public accountants, were our principal accountants for all of the fiscal-year October 31, 2005 and were our principal accountants for the fiscal-year ended October 31, 2006 up until October 26, 2006 when we replaced them with Sherb & Co., LLP. De Joya Griffith & Company, LLC billed the following fees for the services indicated in the following fiscal years:

	Fiscal year-ended
	October 31, 2006	October 31, 2005

Audit fees	$0	$2,500
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$7,335	$3,000

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Sherb & Co., LLP did not bill us for any fees or services in either of our fiscal-years ended October 31, 2005 or October 31, 2006. Since November 1, 2006, we have accrued $28,000 in audit fees from Sherb & Co., LLP in connection with the audit of our October 31, 2006 financial statements.

Insomuch as we do not have an audit committee, our board of directors performs the functions of an audit committee. Section 10A(i) of the Securities Exchange Act of 1934 prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the board of directors (in lieu of the audit committee) or unless the services meet certain de minimis standards.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Blacksands Petroleum, Inc.

By:	/s/ Darren R. Stevenson
Darren R. Stevenson
President, Chief Executive Officer and Director
Dated: January 26, 2007

EXHIBIT INDEX

3.1	Certificate of Incorporation (1)
3.2	Restated Articles of Incorporation (2)
3.3	By-Laws (3)
10.1	Employment Agreement, dated April 22, 2006, between Blacksands Petroleum, Inc. and Darren R. Stevenson (4)
10.2	Stock Option Agreement, dated April 22, 2006, between Blacksands Petroleum, Inc. and Darren R. Stevenson (5)
10.3	Exclusivity Agreement, dated November 10, 2006, between Blacksands Petroleum, Inc. and Access Energy Inc. (6)
10.4	Consulting Agreement, dated August 1, 2006, between Blacksands Petroleum, Inc. and Gregg Layton
10.5	Stock Warrant Agreement, dated August 1, 2006, between Blacksands Petroleum, Inc. and Gregg Layton
10.6	Stock Repurchase Agreement, dated November 6, 2006, entered into between Blacksands Petroleum, Inc. and Darren R. Stevenson
31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (7)
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (8)

(1)	Incorporated by reference to Exhibit 3.1 to our registration statement filed on Form SB-2 on December 10, 2004 (registration file no. 333-121127) (the “SB-2”).

(2)	Incorporated by reference to Exhibit 3.1 to our current report filed on Form 8-K on June 15, 2006.

(3)	Incorporated by reference to Exhibit 3.2 to the SB-2.

(4)	Incorporated by reference to Exhibit 10.1 to our current report filed on Form 8-K on April 26, 2006 (the “April 8-K”).

(5)	Incorporated by reference to Exhibit 10.2 to the April 8-K.

(6)	Incorporated by reference to Exhibit 10.2 to our current report filed on Form 8-K on November 13, 2006.

(7)	Included in Exhibit 31.1.

(8)	Included in Exhibit 32.1.