Form 10QSB
period 2007-01-31
BLACKSANDS PETROLEUM, INC.
filed 2007-03-15
CIK 1308137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission File Number: 000-51427

BLACKSANDS PETROLEUM, INC.

(Exact name of Registrant as specified in its charter)

Nevada	20-1740044
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

SUITE 328, 369 ROCKY VISTA PARK DRIVE
CALGARY, ALBERTA T3G 5K7
CANADA	Telephone: (403) 870-2220
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Former Name, Address and Fiscal Year, If Changed Since Last Report

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

We had a total of 74,854,700 shares of common stock issued and outstanding at March 8, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended January 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Balance Sheets

	Unaudited	Audited
	As of	As of
	January 31, 2007	October 31, 2006

ASSETS

Current Assets
Cash held at bank	$466,797	$752,788
Cash held in attorney’s trust account	72,128	40,650
Restricted Cash - held in Escrow (note 4)	10,854,407	10,854,407
Prepaid expenses	20,620	3,494
Total Current Assets	11,413,952	11,651,339

Property and Equipment - net	29,378	31,325

Other Assets
Exclusivity agreement deposit	84,960	-
Rent Deposit	9,448	9,902
Total Other Assets	94,408	9,902
Total Assets	$11,537,738	$11,692,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$68,768	$97,812
Accounts payable to related party	2,124	2,226
Total Current Liabilities	$70,892	$100,038

Stockholders’ Equity
Common Stock (note 3)	$74,855	$74,855
Additional Paid-in-Capital	11,870,249	11,867,547
Treasury stock, at cost	(50,000)	-
Accumulated Comprehensive Loss	(13,612)	(2,296)
Deficit accumulated during the development stage	(414,646)	(347,578)
Total Stockholders’ Equity	11,466,846	11,592,528
Total Liabilities and Stockholders’ Equity	$11,537,738	$11,692,566

See accompanying notes to Financial Statements.

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Statements of Operations

	(Unaudited) November 1, 2006 To January 31, 2007	(Unaudited) November 1, 2005 To January 31, 2006	(Unaudited) From Inception (October 12, 2004) Through January 31, 2007

Revenues:
Revenue	$-	$-	$-
Total Revenues	-	-	-

Expenses:
Professional Fees	144,529	-	459,970
Loss on abandoned fixed assets	-	-	1,496
Employee remuneration	12,895	-	42.356
Website and contract services	963	-	11,661
Depreciation	1,947	-	4,390
Office and Administration	28,963	1,629	128,137
Total Expenses	189,297	1,629	648,010
Net loss from Operations	(189,297)	(1,629)	(648,010)

Other Income and Expenses:
Interest Income	120,820	-	256,641
Gain from Currency Transaction	1,409	-	1,723
Net Loss before Taxes	(67,068)	(1,629)	(389,646)

Provision for Income Taxes:
Income Tax Benefit	-	-	-
Net Loss	$(67,068)	$(1,629)	$(389,646)

Other comprehensive income net of tax:
Foreign currency translation adjustment	$(11,316)	1,823	$(13,612)

Total Comprehensive Income (Loss)	$(78,384)	194	$(403,258)

Basic and Diluted Loss Per Common Share	$(0.00)	0.00	$(0.01)
Weighted Average number of Common Shares used in per share calculations	46,811,222	63,000,000	68,590,211

See accompanying notes to Financial Statements.

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity
(Unaudited)

	Shares	Par Value $0.001	Additional Paid-In Capital	Treasury Stock	Other Compre-hensive Income	Deficit Accumulated During Development Stage	Stockholder’s Equity

Balance - October 12, 2004	-	$-	$-	$-	$-	$-	$-

Stock issued for cash - October 12, 2004 (1)	30,000,000	30,000	-	-	-	(25,000)	5,000
Foreign Currency Translation Adjustment	-	-	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-
Balance - October 31, 2004	30,000,000	30,000	-	-	(5)	(25,000)	4,995

Stock issued for cash - March 4, 2005 (1)	33,000,000	33,000	22,000	-	-	-	55,000
Foreign Currency Translation Adjustment	-	-	-	-	(2,787)	-	(2,787)
Net Loss	-	-	-	-	-	(13,780)	(13,780)
Balance - October 31, 2005	63,000,000	63,000	22,000	-	(2,792)	(38,780)	43,428

Equity Compensation -
Granted August 1, 2006	-	-	21,620	-	-	-	21,620
Deferred equity compensation	-	-	(18,918)	-	-	-	(18,918)
Stock issued for cash - August 10, 2006	10,854,700	10,855	10,843,845	-	-	-	10,854,700
Stock issued on conversion of Debentures - August 10, 2006	1,000,000	1,000	999,000	-	-	-	1,000,000
Foreign Currency Translation Adjustment	-	-	-	-	496	-	496
Net Loss	-	-	-	-	-	(308,798)	(308,798)

Balance - October 31, 2006	74,854,700	74,855	11,867,547	-	(2,296)	(347,578)	11,592,528

Stock repurchased for cash- November 6, 2006	(30,000,000)	-	-	(50,000)	-	-	(50,000)
Equity compensation expensed	-	-	2,702	-	-	-	2,702
Foreign Currency Translation Adjustment	-	-	-	-	(11,316)	-	(11,316)
Net Loss	-	-	-	-	-	(67,068)	(67,068)

Balance - January 31, 2007	44,854,700	$74,855	$11,870,249	$(50,000)	$(13,612)	$(414,646)	$11,466,846

(1) On May 6, 2006, the Company declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record date for the stock split was June 21, 2006. The stock split has been recorded retroactively.

See accompanying notes to Financial Statements.

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Statements of Cash Flows

	(Unaudited) November 1, 2006 Through January 31, 2007	(Unaudited) November 1, 2005 Through January 31, 2006	(Unaudited) From Inception (October 12, 2004) Through January 31, 2007
Cash Flows from Operating Activities:
Net Loss	$(67,068)	$(1,629)	$(389,646)
Adjustments to reconcile net loss to
net cash used by operating activites:
Foreign Currency Income (Loss)	(11,316)	1,823	(13,612)
Equity compensation expense	2,702	-	5,404
Loss on abandoned fixed assets	-	-	1,496
Office Equipment and Furniture: Depreciation	1,947	-	4,390
Changes in Operating assets and liabilities
Prepaid expenses	(17,126)	-	(105,580)
Exclusivity agreement deposit	(84,960)	-	-
Rent Deposit	454	(37)	(9,448)
Accounts payable and accrued liabilities	(29,044)	-	68,768
Accounts payable to related party	(102)	-	2,124
Net Cash (Used in ) Provided by Operating Activities	(204,513)	157	(436,104)

Cash Flows from Investing Activities:
Purchase of property and equipment	-	(67)	(35,264)
Net Cash Used in Investing Activities	-	(67)	(35,264)

Cash Flows from Financing Activities:
Issue of convertible debentures	-	-	1,000,000
Repurchase of Common Stock	(50,000)	-	(50,000)
Sales of Common Stock	-	-	10,914,700
Net Cash (Used in) Provided by Financing Activities	(50,000)	-	11,864,700

Net Increase (Decrease) in Cash	(254,513)	90	11,393,332
Cash Balance, Beginning of Period	11,647,845	41,048	-
Cash Balance, End of Period	$11,393,332	$41,138	$11,393,332

Supplemental Disclosures:
Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-

Non-cash financing activities:
Conversion of debentures into stock and warrants	$-	$-	$1,000,000

See accompanying notes to Financial Statements.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and history - Blacksands Petroleum, Inc., a Nevada corporation, (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on October 12, 2004 as Lam Liang Corp. The Company was formed to design, produce and sell fashionable computer laptop cases for women through its subsidiary, Maha San Lam Liang Co. Ltd., a Thai corporation, in Bangkok, Thailand. In November, 2004, the Company acquired 99.94% ownership in a privately-held company, registered under the laws of Thailand under the name of Maha San Lam Liang Co. Ltd. The Company was formed and registered in Thailand on November 5, 2004 by Dr. Anchana Chayawatana, who was the sole officer and director of the Company. The subsidiary was subsequently dissolved on June 5, 2006. The Company’s operations have been limited to general administrative operations and development of its first product line and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. On May 6, 2006, three of the Company’s directors resigned and two new directors were appointed to its board of directors. As a result, on May 6, 2006, the Company exited its previous plan of operation. The Company does not currently have an operating business and is looking to capitalize on the experience and knowledge of its management in considering possible strategic transactions in the unconventional oil industry. To indicate its new direction into the unconventional oil industry, the Company filed a Certificate of Amendment to its Articles of Incorporation on June 9, 2006 to change its name from “Lam Liang Corp.” to “Blacksands Petroleum, Inc.”

On November 10, 2006, the Company entered into an Exclusivity Agreement with Access Energy Inc. (“Access”). Pursuant to the agreement, Access agrees that for a period of 120 days from the date of the agreement, it will refrain from soliciting or encouraging the submissions of proposals or offers from any person other than the Company relating to the purchase of its equity or all or a significant portion of the assets of Access or its subsidiaries (a “Transaction”). In exchange for this grant of exclusivity under the agreement, the Company has paid Access CDN$100,000 (approximately US$88,556), which is only refundable if Access breaches the exclusivity grant under the agreement. In the event of a Transaction, this payment shall be applied to monies otherwise payable by the Company to Access in connection with the Transaction. The agreement shall terminate upon the earliest of 120 days from the date of the agreement, the completion of a Transaction or the written agreement of Access and the Company to terminate the agreement.

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

Year end - The Company’s fiscal year end is October 31.

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

Concentration of credit risks - The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 and by Canada Deposit Insurance Corporation (“CDIC”) up to CDN$100,000. During the quarter ended January 31, 2007, the Company has reached bank balances exceeding the FDIC and CDIC insurance limits. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the quarter ended January 31, 2007, 13,054,000 options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the period from November 1, 2005 to January 31, 2006 there were no options and warrants excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Comprehensive income (loss) - The Company’s bank accounts were located in Thailand, with funds in Thai baht. Effective May 6, 2006 the bank accounts in Thailand were closed. Foreign currency translation losses up to that date were $969. The Company’s funds at October 31, 2006 and at January 31, 2007 were held in Canadian and US Dollar bank accounts and trust and escrow accounts maintained by the Company’s lawyers, Gottbetter & Partners, in United States Dollars. Foreign currency translation losses for the period May 1, 2006 to October 31, 2006 were $1,327. Total foreign currency translation losses to October 31, 2006 amounted to $2,296. Foreign currency translation losses for the quarter ended January 31, 2007 amounted to $11,316. See Note 8 regarding comprehensive income.

Foreign Currency Translation - Up to May 6, 2006 the Company’s functional currency was in Thai baht as substantially all of the Company’s operations were in Thailand.  The Company used the United States Dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52 - “Foreign Currency Translation”. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder’s equity, if applicable.

In April 2006, the Company’s officers resigned and Darren Stevenson was appointed as the new President, Secretary and Chief Executive Officer of the Company, and on May 6, 2006, the Company’s board of directors resigned and Mr. Stevenson and Bruno Mosimann became the Company’s new directors. As a result of these events, the Company’s operations have moved to Canada and although the Company maintains substantial funds in United States Dollars the functional currency of the Company is the Canadian Dollar. The Company continues to use the United States dollar as its reporting currency for consistency with registrants of the SEC.

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

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. The Company has recorded no significant advertising costs for the period from October 12, 2004 (Date of Inception) through January 31, 2007.

Stock-based compensation - The Company applies SFAS No. 123R (Revised 2004), Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

There were a total of 1,000,000 stock options granted to Mr. Stevenson during the year ended October 31, 2006. There were no other written or verbal agreements related to the sale of any stock, option or warrants of the Company’s common stock. Details of stock options granted to Mr. Stevenson are set forth below.

Compensation

The Company entered into an Employment Agreement and a Stock Option Agreement with Darren Stevenson, both of which became effective as of April 18, 2006, as part of his compensation for becoming the Company’s Chief Executive Officer, President and Secretary. The Employment Agreement provides Mr. Stevenson with CDN$60,000 (approximately US$51,500) per annum, to be increased to CDN$120,000 (approximately US$103,000) per annum in the event that the Company conducts a placement of it securities of at least US$50,000,000. The term of the Employment Agreement is for two years.

Under the Stock Option Agreement, Mr. Stevenson was, on April 18, 2006, granted options to purchase 1,000,000 shares of common stock of the Company on a post-split basis. All of the options, once vested, are exercisable at $2.00 per share. Options expire two years after the date of the grant. Options to purchase 100,000 shares vested on June 9, 2006 when the Company filed with the Secretary of State of Nevada an amendment to its Articles of Incorporation, which among other things, increased its authorized common stock to 300,000,000 shares and changed its name to “Blacksands Petroleum, Inc.” Options to purchase 200,000 shares vested on August 9, 2006 when the Company completed a common stock placement of US$10,854,700. Options to purchase 200,000 shares vested on January 1, 2007, and options to purchase 500,000 shares will vest if the Company conducts a placement of at least US$50,000,000. The Company enacted a 30:1 forward stock split on June 9, 2006, and all of the share amounts for which the options are exercisable are on a post-split basis.

The Company valued the options issued to Mr. Stevenson at a $0 value based on a closing price of $ 0.03, an exercise price of $ 2.00, and a term of 2 years. The Company used the average historical volatility of three companies deemed to be in the same industry as the Company as 50.86%.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company entered into a consulting agreement and a stock warrant agreement with Gregg Layton both of which became effective as of August 1, 2006.

The consulting agreement provides Mr. Layton with CDN$3,000 (approximately US$2,575) per month plus out of pocket expenses. The term of the consulting agreement is for one year unless terminated by 30 days notice in writing.

Under the Stock Warrant Agreement, Mr. Layton received warrants to purchase 200,000 shares of our common stock (on a post-split basis as described below) with 50,000 warrants vesting on August 1, 2006. Warrants to purchase 25,000 shares of common stock vested on January 1, 2007, warrants to purchase 25,000 shares of common stock will vest if the Company conducts a placement of at least US$10,000,000 (which was August 9, 2006) and warrants to purchase 100,000 shares of common stock will vest if the Company conducts a placement of at least US$50,000,000. The Company enacted a 30:1 forward stock split on June 9, 2006, and all of the share amounts for which the warrants are exercisable are on a post-split basis. All of the warrants, once vested, are exercisable at $2.00 per share until July 31, 2008.

The Company valued the warrants issued to Mr. Layton at a $21,620 value based on a closing price of $1.00, an exercise price of $2.00, and a term of 2 years. The Company used the average historical volatility of three companies deemed to be in the same industry as the Company as 50.86%.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said SFAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The Company does not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

2.	PROPERTY AND EQUIPMENT

As of January 31, 2007 the Company owns the following office equipment and furniture:

	January 31, 2007			October 31, 2006
	Cost	Accumulated depreciation	Net book Value	Net book Value

Furniture and fixtures	$16,924	$1,650	$15,274	$16,078
Office equipment	16,483	2,379	14,104	15,247
	$33,407	$4,029	$29,378	$31,325

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.	STOCKHOLDER’S EQUITY

Authorized:

On June 9, 2006, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase the authorized share capital (the “Share Increase”) from 75,000,000 shares of Common Stock, par value $0.001, to 310,000,000 shares, comprised of 300,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, par value $0.001. In addition, on May 6, 2006, our Board of Directors declared a 30:1 forward stock split (the “Stock Split”) in the form of a dividend. The record and payment date for the stock dividend was June 21, 2006. Appropriate revisions have been made to the financial statements for the prior fiscal year to reflect the Share Increase and the Stock Split.

Issued:
	Number of Shares	Par Value	Additional Paid in Capital

October 12, 2004 Issued for cash	1,000,000	$1,000	$4,000
March 2005 - Issued for cash	1,100,000	1,100	53,900
Balance October 31, 2005	2,100,000	2,100	57,900
June 21, 2006 - Stock Split 30:1	60,900,000	60,900	(57,900)
August 9, 2006 - Issued for cash	10,854,700	10,855	10,843,845
August 9, 2006 - On conversion of
Convertible Debentures	1,000,000	1,000	999,000
Balance, October 31, 2006	74,854,700	$74,855	$11,842,845
Repurchase of stock for cash November 6, 2006	(30,000,000)	-	-
Balance, January 31, 2007	44,854,700	$74,855	$11,842,845

The issued and outstanding shares were issued as follows:

30,000,000 common shares (post-split) were issued to Alan Teegardin on October 12, 2004 for the sum of $5,000 in cash which were subsequently transferred to Dr. Anchana Chayawatana on November 19, 2004 for the same amount. On May 6, 2006, Dr. Chayawatana sold her 30,000,000 shares to Darren Stevenson.

33,000,000 common shares (post-split) were issued to 29 investors in the Company’s SB-2 offering for the aggregate sum of $55,000 in cash. The Regulation SB-2 offering was declared effective by the Securities and Exchange Commission on February 15, 2005 and completed in March 2005.

On June 9, 2006, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized capital stock to 310,000,000 authorized shares, consisting of 300,000,000 shares of common stock, par value $0.001 each, and 10,000,000 shares of preferred stock, par value $0.001 each. The Company’s Board of Directors may issue the preferred stock in one or more series, with such voting powers, designations, preferences and rights or qualifications, limitations or restrictions thereof as shall be stated in the resolution or resolutions adopted by them.

Effective August 9, 2006, the Company closed a private placement of Units of its securities. 10,854,700 Units were issued at a price of $1.00 per Unit, resulting in gross proceeds of $10,854,700. The offering was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation S and Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 of Regulation D under the Securities Act. Each Unit consisted of one share, on a post-split basis, of the Company’s common stock and one warrant to purchase a share of common stock (the “Warrants”). Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share. Following the closing of the offering, the funds will remain in escrow until a suitable acquisition candidate is identified and acquired. If the Company fails to complete a business acquisition within 12 months after the closing of the offering, subscription proceeds will be promptly returned to investors without interest or deduction.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.	STOCKHOLDER’S EQUITY (continued)

The Debentures (note 10 below) converted into Units on August 9, 2006 at a conversion price of $1.00 per Unit for a total of 1,000,000 Units. Each Unit consisted of one share, on a post-split basis, of the Company’s common stock and one warrant to purchase a share of common stock. Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share.

As at January 31, 2007 there are 11,854,700 Warrants outstanding. Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share.

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

5.	LOAN FROM OFFICERS AND DIRECTORS

As of January 31, 2007, there are no loans to the Company from any officers or directors.

6.	RELATED PARTY TRANSACTIONS

As of January 31, 2007, there are no significant related party transactions between the Company and any of its officers or directors other than the employment agreement referred to above. Included in accounts payable is $2,124 payable to the president in respect of the employment agreement. Prepaid expenses of $10,104 are travel advances to the President.

7.	STOCK OPTIONS

On April 18, 2006, the Company entered into an employment agreement and a stock option agreement with Darren Stevenson. Under the Stock Option Agreement, Mr. Stevenson was, on April 18, 2006, granted options to purchase 1,000,000 shares of common stock of the Company on a post-split basis. All of the options, once vested, are exercisable at $2.00 per share. Options expire two years after the date of the grant. Options to purchase 100,000 shares vested on June 9, 2006 when the Company filed with the Secretary of State of Nevada an amendment to its Articles of Incorporation, which among other things, increased its authorized common stock to 300,000,000 shares and changed its name to “Blacksands Petroleum, Inc.” Options to purchase 200,000 shares vested on August 9, 2006 when the Company completed a common stock placement of $10,854,700. Options to purchase 200,000 shares vested on January 1, 2007, and options to purchase 500,000 shares will vest if the Company conducts a placement of at least $50,000,000. The Company enacted a 30:1 forward

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

7.	STOCK OPTIONS (continued)

stock split on June 9, 2006, and all of the share amounts for which the options are exercisable are on a post-split basis.

The Company valued the options issued to Mr. Stevenson at a $0 value based on a closing price of $ 0.03, an exercise price of $ 2.00, and a term of 2 years. The company used the average historical volatility of three companies deemed to be in the same industry as the company as 50.86%.

On August 1, 2006 the Company entered into a consulting agreement and a stock warrant agreement with Gregg Layton. Under the Stock Warrant Agreement, Mr. Layton received warrants to purchase 200,000 shares of our common stock (on a post-split basis as described below) with 50,000 warrants vesting on August 1, 2006. Warrants to purchase 25,000 shares of common stock vested on January 1, 2007, warrants to purchase 25,000 shares of common stock will vest if the Company conducts a placement of at least $10,000,000 (which was August 9, 2006) and warrants to purchase 100,000 shares of common stock will vest if the Company conducts a placement of at least $50,000,000. The Company enacted a 30:1 forward stock split on June 9, 2006, and all of the share amounts for which the warrants are exercisable are on a post-split basis. All of the warrants, once vested, are exercisable at $2.00 per share until July 31, 2008.

The Company valued the warrants issued to Mr. Layton at a $21,620 value based on a closing price of $1.00, an exercise price of $2.00, and a term of 2 years. The Company used the average historical volatility of 3 companies deemed to be in the same industry as the Company as 50.86%.

The Company has issued no other options or entered into stock option agreements with any other person.

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

Up to May 6, 2006 the Company’s bank accounts were located in Thailand, with funds in Thai baht, while the financial statements are prepared in US Dollars. Foreign currency translation gains were $496 for the year ended October 31, 2006. The before-tax amount and after-tax amount were the same for the Company. The Company maintained account balances including petty cash of Baht 1,505,789 at April 30, 2006, while the exchange rate was $0.0266, thus the equivalent amount in US Dollars was $40,124.

In April 2006, the Company’s officers resigned and Darren Stevenson was appointed as the new President, Secretary and Chief Executive Officer of the Company, and on May 6, 2006, the Company’s board of directors resigned and Mr. Stevenson and Mr. Bruno Mosimann became the Company’s new directors. As a result of these events, the Company’s operations have moved to Canada and the functional currency of the Company is the Canadian Dollar. At January 31, 2007 the Company maintained account balances of CDN$10,992, while the exchange rate was $0.8496, for a US Dollars equivalent of $9,339.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

9.	LITIGATION

As of October 31, 2006, the Company is not aware of any current or pending litigation, which may affect the Company’s operations.

10.	CONVERTIBLE DEBENTURES

On May 6, 2006, the Company issued $1,000,000 principal amount of its debentures (“Debentures”) to two accredited investors. The Debentures were unsecured, bore interest at the rate of 9% per annum, which interest was to begin to accrue commencing 150 days from issuance, and were for a term of three years. The Debentures were payable in consecutive monthly installments of principal and interest, commencing 150 days from the date of their issuance. The Debentures become convertible and were automatically converted, as to their outstanding principal amount plus accrued interest, if any, into units (“Units”) of the Company’s securities, following the completion of a private placement to accredited investors of $10,854,700 (the “PPO”) of its Units on August 9, 2006. Each Unit consists of one share, on a post-split basis, of the Company’s common stock and one warrant to purchase a share of common stock (the “Warrants”). Each Warrant will be exercisable for two years commencing October 1, 2006 and will entitle its holder to purchase one share of Common Stock at $3.00 per share. Simultaneously with the closing of the PPO, the Debentures converted into 1,000,000 Units at a conversion price of $1.00 per Unit, equal to the price per Unit in the PPO. No interest had accrued on the Debentures as of the date of conversion.

11.	LEASE COMMITMENTS

Effective July 1, 2006 the Company entered into an agreement to lease office premises. The term of the lease is nine months from July 1, 2006 and the rent is CDN$5,508 (Approximately US$4,725) per month. The Company has paid a deposit of $9,448 to be applied as $4,724 as a damage deposit and $4,724 as the last month’s rent. The Company has renegotiated the lease commencing April 1, 2007 for a period of one year at a monthly rent of CDN$5,958 (approximately US$5,062).

12.	SUBSEQUENT EVENT

On November 10, 2006, the Company entered into an Exclusivity Agreement with Access Energy Inc. (“Access”). Pursuant to the agreement, Access agreed that until March 10, 2007 it would refrain from soliciting or encouraging the submissions of proposals or offers from any person other than the Company relating to the purchase of Access’ equity or all or a significant portion of its assets or those of its subsidiaries (a “Transaction”). In exchange for this grant of exclusivity under the agreement, the Company paid Access CDN$100,000 (approximately US$88,556), which was only refundable if Access breached the exclusivity grant under the agreement. In the event of a Transaction, this payment shall be applied to monies otherwise payable to Access in connection with the Transaction. The agreement was to terminate upon the earliest of March 10, 2007, the completion of a Transaction or the written agreement of the parties to terminate the agreement.

By written amendment dated as of March 9, 2007, the parties agreed to extend the term of the Exclusivity Agreement until May 8, 2007. No additional consideration was paid for this extension, and all other terms of the Exclusivity Agreement remain unchanged and in full force and effect.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation

Since inception and through April 30, 2006, our plan of operation was to design, contract for manufacture and distribute bags. It was our intent to produce “high-end” quality computer bags for a reasonable price. On May 6, 2006, three of our directors resigned and two new directors were appointed to our board of directors. In addition, on June 5, 2006, Maha San Lam Liang Co. Ltd., our 99.94% owned Thai subsidiary, was dissolved. As a result, we have exited our previous plan of operation.

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

Results of Operations

For the three months ended January 31, 2007, and since the date of inception, we have not yet generated any revenues.

We incurred total operating expenses of $189,297 for the three months ended January 31, 2007, as compared to total operating expenses of $1,629 for the three months ended January 31, 2006. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports as well as the salary paid to Darren Stevenson, our Chief Executive Officer, pursuant to an employment agreement that Mr. Stevenson entered into with us on April 18, 2006. The significant operating expenses include professional fees of $144,529 for the three months ended January 31, 2007 incurred in connection with filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters as compared with professional fees of $0 for the three months ended January 31, 2006. The office and administration expenses of $28,963 for the three months ended January 31, 2007 include rent, travel, telephone and other office expenses as compared to office and administration expenses of $1,629 for the three months ended January 31, 2006.

We earned total interest income of $120,820 for the three months ended January 31, 2007, as compared to total interest income of $0 for the three months ended January 31, 2006. The interest was earned on the proceeds of private placement on August 9, 2006 of $10,854,700.

Our total comprehensive loss for the three months ended January 31, 2007 was $78,384, as compared to total comprehensive income of $194 for the three months ended January 31, 2006, and a total comprehensive loss of $403,258 from inception on October 12, 2004 to January 31, 2007.

Net cash used in investing activities for the three months ended January 31, 2007 was $0, as compared to $67 for the three months ended January 31, 2006 and $35,264 for the period from inception on October 12, 2004 to January 31, 2007. Cash used by financing activities for the three months ended January 31, 2007 was $50,000, resulting from our repurchase of 30,000,000 shares of common stock from Mr. Stevenson on November 6, 2006. Cash provided by financing activities for the three months ended January 31, 2006 was $0.

We are still in our development stage and have generated no revenues to date.

Selected Financial Information

Year ended January 31,	2007	2006

Current Assets (1)	$11,413,952	$41,139
Total Assets	11,537,738	43,638
Current Liabilities	70,892	15
Stockholders’ Equity	11,466,846	43,623

(1) The January 31, 2007 current assets include restricted cash - held in escrow of $10,854,407. These funds are held in escrow pending our entering a strategic transaction. If we fail to complete a business acquisition by August 8, 2007, subscription proceeds will be promptly returned to investors without interest or deduction.

Liquidity and Capital Resources

At January 31, 2007, we had cash in the bank of $538,925. On November 6, 2006 we repurchased 30,000,000 shares of our common stock from Mr. Stevenson for $50,000.

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

Our stockholders’ equity at January 31, 2007 was $11,466,846.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the date of this report. This evaluation was conducted by our Chief Executive Officer, President and Secretary and acting principal accounting officer, Mr. Darren R. Stevenson.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported.

Limitations on Effective Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

Item 5. Other Information

On November 10, 2006, we entered into an Exclusivity Agreement with Access Energy Inc. (“Access”) pursuant to which Access agreed that until March 10, 2007, it would refrain from soliciting or encouraging the submissions of proposals or offers from any person other than us relating to the purchase of Access’ equity all or a significant portion of its assets or those of its subsidiaries.

We extended the exclusivity period until May 8, 2007 through an Amendment of Exclusivity Agreement executed on March 9, 2007. No additional consideration was paid for this extension; all other terms of the Exclusivity Agreement remain unchanged and in force.

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

BLACKSANDS PETROLEUM, INC.

Date: March 14, 2007	By:	/s/ Darren Stevenson
Name: Darren Stevenson
Title: President and Chief Executive Officer