Form 10QSB
period 2007-04-30
BLACKSANDS PETROLEUM, INC.
filed 2007-06-14
CIK 1308137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2007

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from __________ to __________

Commission File Number: 000-51427

BLACKSANDS PETROLEUM, INC.
(Formerly known as Lam Liang Corp.)

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

We had a total of 44,854,700 shares of common stock issued and outstanding at June 12, 2007.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Transitional Small Business Disclosure Format: Yes ☐    No ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended April 30, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Balance Sheets

	Unaudited	Audited
	As of	As of
	April 30, 2007	October 31, 2006

A S S E T S

Current Assets
Cash held at bank	$384,074	$752,788
Cash held in attorney’s trust account	136,808	40,650
Restricted Cash - held in Escrow (note 4)	10,854,407	10,854,407
Prepaid expenses	28,019	3,494
Total Current Assets	11,403,308	11,651,339

Property and Equipment - net	29,424	31,325

Other Assets
Exclusivity agreement deposit	90,080	-
Rent Deposit	10,017	9,902
Total Other Assets	100,097	9,902
Total Assets	$11,532,829	$11,692,566

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	$1,166,393	$97,812
Accounts payable to related party	2,252	2,226
Total Current Liabilities	1,168,645	100,038

Stockholders’ Equity
Common Stock (note 3)	74,855	74,855
Additional Paid-in-Capital	11,872,951	11,867,547
Treasury stock, at cost	(50,000)	-
Accumulated Comprehensive Loss	(4,816)	(2,296)
Deficit accumulated during the development stage	(1,528,806)	(347,578)
Total Stockholders' Equity	10,364,184	11,592,528
Total Liabilities and Stockholders' Equity	$11,532,829	$11,692,566

See accompanying notes to Financial Statements.

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Statements of Operations

	Unaudited For the Six Months Ended April 30, 2007	Unaudited For the Six Months Ended April 30, 2006	Unaudited For the Three Months Ended April 30, 2007	Unaudited For the Three Months Ended April 30, 2006	Unaudited From Inception (October 12, 2004) through April 30, 2007

Revenues:
Revenue	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

Expenses:
Professional Fees	209,792	625	65,263	625	525,233
Loss on abandoned fixed assets	-	-	-	-	1,494
Employee remuneration	25,993	-	13,098	-	55,454
Website & contract services	1,060	-	97	-	11,758
Depreciation	4,006	42	2,059	21	6,449
Exploration expenses (note 12)	1,124,029	-	1,124,029	-	1,124,029
Office and Administration	55,846	4,111	26,885	2,503	155,020
Total Expenses	1,420,726	4,778	1,231,431	3,149	1,879,439
Net loss from Operations	(1,420,726)	(4,778)	(1,231,431)	(3,149)	(1,879,439)

Other Income and Expenses:
Interest Income	238,260	-	117,440	-	374,081
Gain (loss) from Currency Transaction	1,238	-	(171)	-	1,552
Net Loss before Taxes	(1,181,228)	(4,778)	(1,114,162)	(3,149)	(1,503,806)

Provision for Income Taxes:
Income Tax Benefit	-	-	-	-	-
Net Loss	$(1,181,228)	$(4,778)	$(1,114,162)	$(3,149)	$(1,503,806)

Other Comprehensive Income (Loss)	$(2,520)	$1,823	$8,796	$-	$(4,816)
Total Comprehensive Loss	$(1,183,748)	$(2,955)	$(1,105,366)	$(3,149)	$(1,508,622)

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.00)	$(0.02)	$(0.00)	$(0.03)
Weighted Average number of Common Shares used in per share calculations	45,849,175	63,000,000	44,854,700	63,000,000	54,720,750

See accompanying notes to Financial Statements.

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity
(Unaudited)

	Shares	Par Value $0.001	Additional Paid-In Capital	Treasury Stock	Other Compre-hensive Income	Deficit Accumulated During Development Stage	Stockholder’s Equity

Balance - October 12, 2004 - (inception)	-	$-	$-	$-	$-	$-	$-
Stock issued for cash -
October 12, 2004 (1)	30,000,000	30,000	-	-	-	(25,000)	5,000
Foreign Currency Translation Adjustment	-	-	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-
Balance - October 31, 2004	30,000,000	30,000	-	-	(5)	(25,000)	4,995

Stock issued for cash -
March 4, 2005 (1)	33,000,000	33,000	22,000	-	-	-	55,000
Foreign Currency Translation Adjustment	-	-	-	-	(2,787)	-	(2,787)
Net Loss	-	-	-	-	-	(13,780)	(13,780)
Balance - October 31, 2005	63,000,000	63,000	22,000	-	(2,792)	(38,780)	43,428

Equity Compensation -
Granted August 1, 2006	-	-	21,620	-	-	-	21,620
Deferred equity compensation	-	-	(18,918)	-	-	-	(18,918)
Stock issued for cash -
August 10, 2006	10,854,700	10,855	10,843,845	-	-	-	10,854,700
Stock issued on conversion
of Debentures -
August 10, 2006	1,000,000	1,000	999,000	-	-	-	1,000,000
Foreign Currency Translation Adjustment	-	-	-	-	496	-	496
Net Loss	-	-	-	-	-	(308,798)	(308,798)

Balance - October 31, 2006	74,854,700	74,855	11,867,547	-	(2,296)	(347,578)	11,592,528

Stock repurchased for cash-
November 6, 2006	(30,000,000)	-	-	(50,000)	-	-	(50,000)
Equity compensation expensed	-	-	5,404	-	-	-	5,404
Foreign Currency Translation Adjustment	-	-	-	-	(2,520)	-	(2,520)
Net Loss	-	-	-	-	-	(1,181,228)	(1,181,228)

Balance - April 30, 2007	44,854,700	$74,855	$11,872,951	$(50,000)	$(4,816)	$(1,528,806)	$10,364,184

(1) On May 6, 2006, the Company declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record date for the stock split was June 21, 2006. The stock split has been recorded retroactively.

See accompanying notes to Financial Statements.

Blacksands Petroleum, Inc.
(Formerly known as Lam Liang Corp.)
(A Development Stage Enterprise)
Statements of Cash Flows

	(Unaudited) November 1, 2006 Through April 30, 2007	(Unaudited) November 1, 2005 Through April 30, 2006	(Unaudited) From Inception (October 12, 2004) Through April 30, 2007
Cash Flows from Operating Activities:
Net Loss	$(1,181,228)	$(4,778)	$(1,503,806)
Adjustments to reconcile net loss to
net cash used by operating activites:
Foreign Currency Income (Loss)	(2,520)	1,823	(4,816)
Equity compensation expense	5,404	-	8,106
Loss on abandoned fixed assets	-	-	1,496
Office Equipment and Furniture: Depreciation	4,006	42	6,449
Changes in Operating assets and liabilities
Prepaid expenses	(24,525)	-	(28,019)
Exclusivity agreement deposit	(90,080)	-	(90,080)
Rent Deposit	(116)	(74)	(10,018)
Accounts payable and accrued liabilities	1,068,581	-	1,166,393
Payroll and withholding taxes payable		2,065	-
Accounts payable to related party	26	-	2,252
Net Cash Used in Operating Activities	(220,452)	(922)	(452,043)

Cash Flows from Investing Activities:
Purchase of property and equipment	(2,104)	-	(37,368)
Net Cash Used in Investing Activities	(2,104)	-	(37,368)

Cash Flows from Financing Activities:
Issue of convertible debentures	-	-	1,000,000
Repurchase of Common Stock	(50,000)	-	(50,000)
Sales of Common Stock	-	-	10,914,700
Net Cash (Used in) Provided by Financing Activities	(50,000)	-	11,864,700

Net Increase (Decrease) in Cash	(272,556)	(924)	11,375,289
Cash Balance, Beginning of Period	11,647,845	41,048	-
Cash Balance, End of Period	$11,375,289	$49,126	$11,375,289

Supplemental Disclosures:
Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-

Non-cash financing activities:
Conversion of debentures into stock and warrants	$-	$-	$1,000,000

See accompanying notes to Financial Statements.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and history - Blacksands Petroleum, Inc. (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on October 12, 2004 as Lam Liang Corp. The Company was formed to design, produce and sell fashionable computer laptop cases for women through a subsidiary, which was subsequently dissolved on June 5, 2006. The Company's operations were limited to general administrative operations and development of its first product line and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7, and exited its plan of operation on May 6, 2006. The Company does not currently have an operating business and is looking to capitalize on the experience and knowledge of its management in considering possible strategic transactions in the unconventional oil industry. To indicate its new direction into the unconventional oil industry, the Company filed a Certificate of Amendment to its Articles of Incorporation on June 9, 2006 to change its name from “Lam Liang Corp.” to “Blacksands Petroleum, Inc.”

Going Concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Concentration of credit risks - The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 and by Canada Deposit Insurance Corporation ("CDIC") up to Cdn$100,000. During quarter ended April 30, 2007, the Company has reached bank balances exceeding the FDIC and CDIC insurance limits. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

Oil and Gas Properties

Company follows the successful efforts method of accounting for its oil and natural gas properties. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties, which are determined to be productive are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves. In accordance with Statement of Financial Accounting Standards No. 19, exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the quarter ended April 30, 2007, 13,054,000 options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the period from November 1, 2005 to April 30, 2006 there were no options and warrants excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Comprehensive income (loss) - Until May 6, 2006, the Company’s bank accounts were located in Thailand, with funds denominated in Thai Baht. Foreign currency translation losses up to that date were $969. The Company’s funds at October 31, 2006 and at April 30, 2007 were held in Canadian and U.S. Dollar bank accounts and trust and escrow accounts maintained by the Company’s lawyers in U.S. Dollars. Foreign currency translation gains for the quarter ended April 30, 2007 amounted to $8,796. Foreign currency translation losses for the six months ended April 30, 2007 were $2,520. Total foreign currency translation losses from October 12, 2004 to April 30, 2007 were $4,816. See note 8 regarding comprehensive income.

Foreign Currency Translation - Up to May 6, 2006, the Company's functional currency was Thai baht as substantially all of the Company's operations were in Thailand.  The Company used the United States Dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52 - “Foreign Currency Translation”. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder's equity, if applicable.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In April 2006, the Company's existing officers resigned and Darren Stevenson was appointed as the new President, Secretary and Chief Executive Officer of the Company, and on May 6, 2006, the Company's board of directors resigned and Mr. Stevenson and Bruno Mosimann became the Company's new directors. As a result of these events, the Company's operations have moved to Canada and although the Company maintains substantial funds in United States Dollars the functional currency of the Company is the Canadian Dollar. The Company continues to use the United States Dollar as its reporting currency for consistency with registrants of the SEC.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurement. The Company does not expect the adoption of SFAS 159 to materially effect the Company’s financial position or results of operations. Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.	PROPERTY AND EQUIPMENT

As of April 30, 2007 the Company owns the following office equipment and furniture:

	April 30, 2007			October 31, 2006
	Cost	Accumulated depreciation	Net book Value	Net book Value

Furniture and fixtures	$18,752	$2,545	$16,206	$16,078
Office equipment	16,760	3,542	13,218	15,247
	$35,512	$6,087	$29,424	$31,325

3.	STOCKHOLDER'S EQUITY

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

Issued:
	Number of Shares	Par Value	Additional Paid in Capital

October 12, 2004 - Issued for cash	1,000,000	$1,000	$4,000
March 2005 - Issued for cash	1,100,000	1,100	53,900
Balance October 31, 2005	2,100,000	2,100	57,900
June 21, 2006 - Stock Split 30:1	60,900,000	60,900	(57,900)
August 9, 2006 - Issued for cash	10,854,700	10,855	10,843,845
August 9, 2006 - On conversion of
Convertible Debentures	1,000,000	1,000	999,000
Balance, October 31, 2006	74,854,700	$74,855	$11,842,845
Repurchase of stock for cash - November. 6, 2006	(30,000,000)	(30,000)	(20,000)
Balance, April 30, 2007	44,854,700	$44,855	$11,822,845

3.	STOCKHOLDER'S EQUITY

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

Effective August 9, 2006, the Company closed a private placement of Units of its securities. 10,854,700 Units were issued at a price of $1.00 per Unit, resulting in gross proceeds of $10,854,700. The offering was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation S and Section 4(2) of the Securities Act of 1993, as amended (the “Securities Act”) and Rule 506 of Regulation D under the Securities Act. Each Unit consisted of one share, on a post-split basis, of the Company's common stock and one warrant to purchase a share of common stock (the "Warrants"). Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share. Following the closing of the offering, the funds will remain in escrow until a suitable acquisition candidate in the unconventional petroleum industry is identified and acquired. If the Company fails to complete a business acquisition within 12 months after the closing of the offering, subscription proceeds will be promptly returned to investors without interest or deduction.

On May 6, 2006 the Company issued $1,000,000 of convertible debentures (see note 10 below) to two accredited investors. The Debentures converted into Units on August 9, 2006 at a conversion price of $1.00 per Unit for a total of 1,000,000 Units. Each Unit consisted of one share, on a post-split basis, of the Company's common stock and one warrant to purchase a share of common stock. Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share.

As at April 30, 2007 there are 11,854,700 Warrants outstanding. Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share.

4.	RESTRICTED CASH - HELD IN ESCROW

Effective August 9, 2006, the Company closed a private placement of 10,854,700 Units of its securities at a price of $1.00 per Unit. The proceeds from the offering will remain in escrow until a suitable business acquisition candidate is identified and acquired. If the Company fails to complete a business acquisition within 12 months after the closing of the offering, subscription proceeds will be promptly returned to investors without interest or deduction.

5.	LOAN FROM OFFICERS AND DIRECTORS

As of April 30, 2007, there are no loans to the Company from any officers and directors.

6.	RELATED PARTY TRANSACTIONS

As of April 30, 2007, there are no significant related party transactions between the Company and any of its officers or directors other than an employment agreement with Darren Stevenson. Included in accounts payable is $2,252 payable to the president in respect of the employment agreement. Prepaid expenses of $9,909 are travel advances to the president.

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

The Company valued the options issued to Mr. Stevenson at a $0 value based on a closing price of $0.03, an exercise price of $ 2.00, and a term of 2 years. The company used the average historical volatility of 3 companies deemed to be in the same industry as the company as 50.86%.

On August 1, 2006 the Company entered into a consulting agreement and a stock warrant agreement with Gregg Layton. Under the Stock Warrant Agreement, Mr. Layton received warrants to purchase 200,000 shares of our common stock (on a post-split basis as described below) with 50,000 warrants vesting on August 1, 2006. Warrants to purchase 25,000 shares of common stock vested on January 1, 2007, warrants to purchase 25,000 shares of common stock vested August 9, 2006 and warrants to purchase 100,000 shares of common stock will vest if the Company conducts a placement of at least US$50,000,000. The Company enacted a 30:1 forward stock split on June 9, 2006, and all of the share amounts for which the warrants are exercisable are on a post-split basis. All of the warrants, once vested, are exercisable at $2.00 per share until July 31, 2008.

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

In April 2006, the Company’s officers resigned, on May 6, 2006 the Company’s board of directors resigned and the Company's operations moved to Canada and the functional currency of the Company became the Canadian Dollar. At April 30, 2007 the Company maintained account balances of Cdn$85,054 (approximately US$76,616) and US$11,298,673.

9.	LITIGATION

As of April 30, 2007, the Company is not aware of any current or pending litigation, which may affect the Company's operations.

10.	CONVERTIBLE DEBENTURES

On May 6, 2006, the Company issued $1,000,000 principal amount of its debentures ("Debentures") to two accredited investors. The Debentures were unsecured, bore interest at the rate of 9% per annum, which interest was to begin to accrue commencing 150 days from issuance, and were for a term of three years. The Debentures were payable in consecutive monthly installments of principal and interest, commencing 150 days from the date of their issuance. The Debentures become convertible and were automatically converted, as to their outstanding principal amount plus accrued interest, if any, into units ("Units") of the Company's securities, following the completion of a private placement to accredited investors of $10,854,700 (the "PPO") of its Units on August 9, 2006. Each Unit consists of one share, on a post-split basis, of the Company's common stock and one warrant to purchase a share of common stock (the "Warrants"). Each Warrant will be exercisable for two years commencing October 1, 2006 and will entitle its holder to purchase one share of Common Stock at $3.00 per share. Simultaneously with the closing of the PPO the Debentures converted into 1,000,000 Units at a conversion price of $1.00 per Unit, equal to the price per Unit in the PPO. No interest had accrued on the Debentures as of the date of conversion.

11.	LEASE COMMITMENTS

The Company has renegotiated the lease for office space commencing April 1, 2007 for a period of one year at a monthly rent of Cdn$6,572 (approximately US$5,920).

12.	SUBSEQUENT EVENTS

On November 10, 2006, the Company entered into an Exclusivity Agreement with Access Energy Inc. (“Access”). Pursuant to the agreement, Access agreed that until March 10, 2007 it would refrain from soliciting or encouraging the submissions of proposals or offers from any person other than the Company relating to the purchase of all or a significant portion of the assets of Access or its subsidiaries. On March 9, 2007, the parties extended the exclusivity period until May 9, 2007. On May 4, 2007, the period was further extended through August 7, 2007.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

12.	SUBSEQUENT EVENTS (continued)

On May 17, 2007, the Company loaned Access $250,000. These funds were placed into an escrow account and can only be disbursed to Access if the Company and Access issue joint written instructions to the escrow agent to do so. The Company is under no obligation, contingent or otherwise, to issue such instructions. The loan was made pursuant to a loan agreement and promissory note. The note becomes due on August 7, 2007 and bears interest at 9%, payable monthly. The loan will be forgiven if the Company engages in a transaction relating to the purchase of equity or all or a significant portion of Access’s assets where the proceeds of the loan offset part of the purchase price.

On May 24, 2007, the Company purchased certain two dimensional seismic data (the “Seismic”) from Synterra Technologies for approximately US$1,045,000. This amount was accrued at April 30, 2007.

BLACKSANDS PETROLEUM, INC.
(FORMERLY KNOWN AS LAM LIANG CORP.)(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation

Since inception and through April 30, 2006, our plan of operation was to design, contract for manufacture and distribute "high-end", quality computer bags for a reasonable price. On May 6, 2006, three of our directors resigned and two new directors were appointed to our board of directors. In addition, on June 5, 2006, Maha San Lam Liang Co. Ltd., our 99.94% owned Thai subsidiary, was dissolved. As a result, we have exited our previous plan of operation.

We do not currently have an operating business and are looking to capitalize on the experience and knowledge of our management in considering possible strategic transactions in the unconventional oil industry. We are looking to invest in the exploration and development in the unconventional oil industry through an acquisition. We have established an office in Calgary, Alberta and will be pursuing acquisition opportunities that will meet our objective of commencing our oil and gas exploration activities.

Results of Operations

For the six months ended April 30, 2007 and since the date of inception, we have not generated any revenues.

We incurred total operating expenses of $1,420,726 for the six months ended April 30, 2007, as compared to total operating expenses of $4,778 for the six months ended April 30, 2006. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports as well as the salary paid to Darren Stevenson, our Chief Executive Officer, pursuant to an employment agreement that Mr. Stevenson entered into with us on April 18, 2006. The significant operating expenses include professional fees of $209,792 for the six months ended April 30, 2007 incurred in connection with filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters as compared with professional fees of $625 the six months ended April 30, 2006. The office and administration expenses of $55,846 for the six months ended April 30, 2007 include rent, travel, telephone and other office expenses as compared to office and administration expenses of $4,111 for the six months ended April 30, 2006.

During the six months ended April 30, 2007, we agreed to purchase certain two dimensional seismic data (the "Seismic") from Synterra Technologies which relates to approximately 750 kilometers of land in northern Saskatchewan where the Company intends to explore deposits of oil sands. The seismic data was gathered by digitized sound waves penetrating the earth and being reflected by geologic formations, then analyzed by geophysicists and geologists. During the six months ended April 30, 2007, we incurred total costs of $1,124,029 which includes the purchase price of the seismic as well as the costs of analyzing and processing the data. These costs have been expensed as geophysical and geological expenses.

We earned total interest income of $238,260 for the six months ended April 30, 2007, as compared to total interest income of $0 for the six months ended April 30, 2006. The interest was earned on the proceeds of private placement on August 9, 2006 of $10,854,700 currently held in escrow as restricted cash.

Our total comprehensive loss for the six months ended April 30, 2007 was $1,183,748, as compared to total comprehensive loss of $2,995 for the six months ended April 30, 2006, and a total comprehensive loss of $1,508,622 from inception on October 12, 2004 to April 30, 2007.

We are still in our development stage and have not generated any revenues.

Selected Financial Information

	April 30, 2007	October 31, 2006

Current Assets (1)	$11,403,308	$11,651,339
Total Assets	11,532,829	11,692,566
Current Liabilities	1,168,645	100,038
Stockholders’ Equity	10,364,184	11,592,528

(1) The April 30, 2007 current assets include restricted cash - held in escrow of $10,854,407. These funds are held in escrow pending our entering a strategic transaction. That amount has subsequently been reduced by US$1,000,000. See “-Liquidity” below. If we fail to complete a business acquisition by August 8, 2007, subscription proceeds will be promptly returned to investors without interest or deduction.

Liquidity and Capital Resources

At April 30, 2007, we had cash in the bank of Cdn$85,054 and US$307,458, (approximately US$384,074 in the aggregate). We also had US$136,808 in our attorney’s trust account.

On May 17, 2007, we loaned Access Energy, Inc. (“Access”) Cdn$250,000 (approximately US$227,506). These funds were placed into an escrow account and can only be disbursed to Access if we and Access issue joint written instructions to the escrow agent to do so. We are under no obligation, contingent or otherwise, to issue such instructions. The loan was made pursuant to a loan agreement and promissory note. The note becomes due on August 7, 2007 and bears interest at 9%, payable monthly. The loan will be forgiven if we engage in a transaction relating to the purchase of equity or all or a significant portion of Access’ assets where the proceeds of the loan offset part of our purchase price.

At April 30, 2007, we also have restricted cash of US$10,854,407 held in escrow pending our entering a strategic transaction. These funds were received pursuant to the completion of a private placement of units of our securities on August 9, 2006. The proceeds of the offering will remain in escrow until a suitable acquisition candidate is identified and acquired. If we fail to complete a business acquisition by August 8, 2007, subscription proceeds will be returned to investors without interest or deduction.

On May 24, 2007, we purchased the Seismic for US$1,044,886. US$1,000,000 was released from the restricted cash escrow account by four investors and the balance of the purchase price US$44,886 was paid from the existing cash accounts.

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

Our stockholders' equity at April 30, 2007 was $10,364,184.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurement. The Company does not expect the adoption of SFAS 159 to materially effect the Company’s financial position or results of operations. Management does not believe that any recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

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

PART II—OTHER INFORMATION

Item 5. Other Information

On November 10, 2006, we entered into an Exclusivity Agreement with Access Energy Inc. (“Access”) pursuant to which Access agreed that until March 10, 2007, it would refrain from soliciting or encouraging the submissions of proposals or offers from any person other than us relating to the purchase of all or a significant portion of the assets of Access or its subsidiaries. We extended the period of exclusivity on March 9, 2007 to May 8, 2007, and again on May 4, 2007 through August 7, 2007. No additional consideration was paid for these extensions; and all other terms of the Exclusivity Agreement remain unchanged and in force.

On May 17, 2007, we loaned Access Energy, Inc. (“Access”) Cdn$250,000. These funds were placed into an escrow account and can only be disbursed to Access if we and Access issue joint written instructions to the escrow agent to do so. We are under no obligation, contingent or otherwise, to issue such instructions. The loan was made pursuant to a loan agreement and promissory note. The note becomes due on August 7, 2007 and bears interest at 9%, payable monthly. The loan will be forgiven if we engage in a transaction relating to the purchase of equity or all or a significant portion of Access’ assets where the proceeds of the loan offset part of our purchase price. We made this loan to assist Access in its negotiations with the Buffalo River Dene Nation to secure exclusive rights to explore and develop potential natural gas and petroleum reserves on land belonging to the Dene Nation.

On May 24, 2007, we purchased the Seismic. See "Management's Discussion and Analysis-Results of Operations."

At June 12, 2007, amount of restricted cash held in escrow was US$9,854,407.

Item 6. Exhibits.

Exhibit No.	Description
10.1	Amendment of Exclusivity Agreement, dated May 4, 2007, between the Registrant and Access Energy Inc.(1)
10.2	Loan Agreement, dated May 17, 2007, between the Registrant and Access Energy, Inc.(2)
10.3	Promissory Note, dated May 17, 2007, issued by Access Energy, Inc.(2)
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer (3)
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer (4)

(1)	Incorporated by reference to the Registrant’s Form 8-K, filed on May 7, 2007
(2)	Incorporated by reference to the Registrant’s Form 8-K, filed on May 21, 2007
(3)	Included in Exhibit 31.1 filed herewith
(4)	Included in Exhibit 32.1 filed herewith

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSANDS PETROLEUM, INC.

Date: June 14, 2007	By:	/s/ Darren Stevenson
Name: Darren Stevenson
Title: President and Chief Executive Officer