Form 10QSB
period 2007-07-31
BLACKSANDS PETROLEUM, INC.
filed 2007-09-14
CIK 1308137

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the Period ended July 31, 2007

Commission File Number 000-51427

BLACKSANDS PETROLEUM, INC.
(Name of small business issuer in its charter)

Nevada	20-1740044
(State of incorporation)	(IRS Employer ID Number)

Suite 1250, 645 7th Avenue SW
Calgary, Alberta Canada T2P 4G8
(Address and telephone number of principal executive offices)

(403) 806-1677
Issuer’s telephone number

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 44,854,700 shares of Common Stock outstanding as of September 14, 2007.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended July 31, 2007 are not necessarily indicative of the results that may be expected for the full fiscal year.

Blacksands Petroleum, Inc.
(A Development Stage Enterprise)
Balance Sheets

	(Unaudited) As of July 31, 2007	(Audited) As of October 31, 2006

A S S E T S
Current Assets
Cash held at bank	$21,750	$752,788
Cash held in attorney’s trust account	119,702	40,650
Restricted Cash - held in Escrow (note 4)	9,854,407	10,854,407
Prepaid expenses	24,340	3,494
Loan receivable from Access Energy Inc. (note 12)	234,350	-
Total Current Assets	10,254,549	11,651,339

Property and Equipment – net	27,365	31,325

Other Assets
Exclusivity agreement deposit (note 12)	93,740	-
Rent Deposit	10,424	9,902
Total Other Assets	104,164	9,902
Total Assets	$10,386,078	$11,692,566

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	$173,138	$97,812
Accounts payable to related parties	13,730	2,226
Total Current Liabilities	186,868	100,038

Stockholders’ Equity
Common Stock (note 3)	74,855	74,855
Additional Paid-in-Capital	11,875,653	11,867,547
Treasury stock, at cost	(50,000)	-
Accumulated Comprehensive Loss	(10,015)	(2,296)
Deficit accumulated during the development stage	(1,691,283)	(347,578)
Total Stockholders' Equity	10,199,210	11,592,528
Total Liabilities and Stockholders' Equity	$10,386,078	$11,692,566

See accompanying notes to Financial Statements.

Blacksands Petroleum, Inc.
(A Development Stage Enterprise)
Statements of Operations

	(Unaudited) For the Nine Months Ended July 31, 2007	(Unaudited) For the Nine Months Ended July 31, 2006	(Unaudited) For the Three Months Ended July 31, 2007	(Unaudited) For the Three Months Ended July 31, 2006	(Unaudited) From Inception (October 12, 2004) through July 31, 2007

Revenues:
Revenue	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

Expenses:
Professional Fees	421,363	156,229	211,571	155,604	736,804
Loss on abandoned fixed assets	-	1,494	-	1,494	1,494
Employee remuneration	40,083	15,622	14,091	15,622	69,545
Website & contract services	13,079	8,144	12,019	8,144	23,777
Depreciation	6,065	42	2,059	-	8,508
Exploration expenses (note 12)	1,129,401	-	5,372	-	1,129,401
Office and Administration	82,447	42,770	26,600	38,659	181,620
Total Expenses	1,692,438	224,301	271,712	219,523	2,151,149
Net loss from Operations	(1,692,438)	(224,301)	(271,712)	(219,523)	(2,151,149)

Other Income and Expenses:
Interest Income	351,450	-	113,190	-	487,271
Gain (loss) from Currency Transaction	(2,717)	-	(3,955)	-	(2,403)
Net Loss before Taxes	(1,343,705)	(224,301)	(162,477)	(219,523)	(1,666,281)

Provision for Income Taxes:
Income Tax Benefit	-	-	-	-	-
Net Loss	$(1,343,705)	$(224,301)	$(162,477)	$(219,523)	$(1,666,281)

Other Comprehensive Income (Loss)	$(7,719)	$1,823	$(5,199)	$-	$(10,015)

Total Comprehensive Loss	$(1,351,424)	$(222,478)	$(167,676)	$(219,523)	$(1,676,296)

Basic and Diluted Loss Per Common Share	$(0.03)	$(0.00)	$(0.00)	$(0.00)	$(0.03)
Weighted Average number of Common Shares used in per share calculations	45,514,041	63,000,000	44,854,700	63,000,000	49,799,626

See accompanying notes to Financial Statements.

Blacksands Petroleum, Inc.
(A Development Stage Enterprise)
Statement of Changes in Stockholders’ Equity
(Unaudited)

	Shares	Par Value $0.001	Additional Paid-In Capital	Treasury Stock	Other Compre- hensive Income	Deficit Accumulated During Development Stage	Stockholder’s Equity

Balance – October 12, 2004 - (inception)	-	$-	$-	$-	$-	$-	$-
Stock issued for cash - October 12, 2004 (1)	30,000,000	30,000	-	-	-	(25,000)	5,000
Foreign Currency Translation Adjustment	-	-	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-
Balance – October 31, 2004	30,000,000	30,000	-	-	(5)	(25,000)	4,995

Stock issued for cash - March 4, 2005 (1)	33,000,000	33,000	22,000	-	-	-	55,000
Foreign Currency Translation Adjustment	-	-	-	-	(2,787)	-	(2,787)
Net Loss	-	-	-	-	-	(13,780)	(13,780)
Balance – October 31, 2005	63,000,000	63,000	22,000	-	(2,792)	(38,780)	43,428

Equity Compensation - Granted August 1, 2006	-	-	21,620	-	-	-	21,620
Deferred equity compensation	-	-	(18,918)	-	-	-	(18,918)
Stock issued for cash - August 10, 2006	10,854,700	10,855	10,843,845	-	-	-	10,854,700
Stock issued on conversion of Debentures - August 10, 2006	1,000,000	1,000	999,000	-	-	-	1,000,000
Foreign Currency Translation Adjustment	-	-	-	-	496	-	496
Net Loss	-	-	-	-	-	(308,798)	(308,798)

Balance – October 31, 2006	74,854,700	74,855	11,867,547	-	(2,296)	(347,578)	11,592,528

Stock repurchased for cash-November 6, 2006	(30,000,000)	-	-	(50,000)	-	-	(50,000)
Equity compensation expensed	-	-	8,106	-	-	-	8,106
Foreign Currency Translation Adjustment	-	-	-	-	(7,719)	-	(7,719)
Net Loss	-	-	-	-	-	(1,343,705)	(1,343,705)

Balance – July 31, 2007	44,854,700	$74,855	$11,875,653	$(50,000)	$(10,015)	$(1,691,283)	$10,199,210

(1) On May 6, 2006, the Company declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record date for the stock split was June 21, 2006. The stock split has been recorded retroactively.

See accompanying notes to Financial Statements.

Blacksands Petroleum, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows

	(Unaudited) November 1, 2006 Through July 31, 2007	(Unaudited) November 1, 2005 Through July 31, 2006	(Unaudited) From Inception (October 12, 2004) Through July 31, 2007
Cash Flows from Operating Activities:
Net Loss	$(1,343,705)	$(224,301)	$(1,666,281)
Adjustments to reconcile net loss to net cash used by operating activites:
Foreign Currency Income (Loss)	(7,719)	1,823	(10,015)
Equity compensation expense	8,106	-	10,808
Loss on abandoned fixed assets	-	1,494	1,494
Office Equipment and Furniture: Depreciation	6,065	42	8,508
Changes in Operating assets and liabilities
Prepaid expenses	(20,846)	-	(24,340)
Exclusivity agreement deposit	(93,740)	-	(93,740)
Rent Deposit	(522)	(9,167)	(10,424)
Accounts payable and accrued liabilities	75,326	15,308	173,138
Payroll and withholding taxes payable		(15)	-
Accounts payable to related party	11,504	1,853	13,730
Net Cash Used in Operating Activities	(1,365,531)	(212,963)	(1,597,122)

Cash Flows from Investing Activities:
Loan to Access Energy Inc.	(234,350)	-	(234,350)
Purchase of property and equipment	(2,105)	-	(37,369)
Net Cash Used in Investing Activities	(236,455)	-	(271,719)

Cash Flows from Financing Activities:
Issue of convertible debentures	-	1,000,000	1,000,000
Repurchase of Common Stock	(50,000)	-	(50,000)
Sales of Common Stock	-	-	10,914,700
Net Cash (Used in) Provided by Financing Activities	(50,000)	1,000,000	11,864,700

Net Increase (Decrease) in Cash	(1,651,986)	787,037	9,995,859
Cash Balance, Beginning of Period	11,647,845	41,048	-
Cash Balance, End of Period	$9,995,859	$828,085	$9,995,859

Supplemental Disclosures:
Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-

Non-cash financing activities:
Conversion of debentures into stock and warrants	$-	$-	$1,000,000

See accompanying notes to Financial Statements.

BLACKSANDS PETROLEUM, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and history - Blacksands Petroleum, Inc. (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on October 12, 2004 as Lam Liang Corp. The Company was formed to design, produce and sell computer laptop cases for women through a subsidiary, which was subsequently dissolved on June 5, 2006. The Company's operations were limited to general administrative operations and development of its first product line and is considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7, and exited its plan of operation on May 6, 2006. The Company does not currently have an operating business and is looking to capitalize on the experience and knowledge of its management in considering possible strategic transactions in the unconventional oil industry. To indicate its new direction into the unconventional oil industry, the Company filed a Certificate of Amendment to its Articles of Incorporation on June 9, 2006 to change its name from “Lam Liang Corp.” to “Blacksands Petroleum, Inc.” On August 3, 2007 the Company completed its purchase of 75% of the capital of Access Energy Inc., an oil and gas exploration and development company. Prior to the purchase, the Company was a “shell” company as that term is defined in Rule 12b-2 of the Exchange Act. By consummating the purchase, the Company succeeded at its business plan, which was to enter the unconventional petroleum industry by acquiring a suitable target company.

Basis of Presentation - The interim financial statements are unaudited, but in the opinion of management of the Company, contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at July 31, 2007, the results of operations for the three and nine months ended July 31, 2007 and 2006, and the cash flows for the nine months ended July 31, 2007 and 2006. The results of operations for the three and nine months ended July 31, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending October 31, 2007.

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

Concentration of credit risks - The Company's cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 and by Canada Deposit Insurance Corporation ("CDIC") up to Cdn$100,000. During quarter ended July 31, 2007, the Company has reached bank balances exceeding the FDIC and CDIC insurance limits. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

BLACKSANDS PETROLEUM, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES(continued)

Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and natural gas properties. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties, which are determined to be productive are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves. In accordance with Statement of Financial Accounting Standards No. 19, exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the quarter ended July 31, 2007, 13,054,000 options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the period from November 1, 2005 to July 31, 2006 there were 1,000,000 options and warrants excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

BLACKSANDS PETROLEUM, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (loss)– Until May 6, 2006, the Company’s bank accounts were located in Thailand, with funds denominated in Thai Baht. Foreign currency translation losses up to that date were $969. The Company’s funds at October 31, 2006 and at July 31, 2007 were held in Canadian and U.S. Dollar bank accounts and trust and escrow accounts maintained by the Company’s lawyers in U.S. Dollars. Foreign currency translation losses for the quarter ended July 31, 2007 amounted to $5,199. Foreign currency translation losses for the nine months ended July 31, 2007 were $7,719. Total foreign currency translation losses from October 12, 2004 to July 31, 2007 were $10,015. See note 8 regarding comprehensive income.

Foreign Currency Translation – Up to May 6, 2006, the Company's functional currency was Thai baht as substantially all of the Company's operations were in Thailand.  The Company used the United States Dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52 - “Foreign Currency Translation”. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates.  Income statement accounts are translated at the average rates of exchange prevailing during the period.  Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder's equity, if applicable.

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

BLACKSANDS PETROLEUM, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

BLACKSANDS PETROLEUM, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates.

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

2.	PROPERTY AND EQUIPMENT

The Company owns the following office equipment and furniture:

	July 31, 2007			October 31, 2006
	Cost	Accumulated depreciation	Net book Value	Net book Value

Furniture and fixtures	$18,752	$3,441	$15,311	$16,078
Office equipment	16,760	4,706	12,054	15,247
	$35,512	$8,147	$27,365	$31,325

3.	STOCKHOLDER'S EQUITY

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

BLACKSANDS PETROLEUM, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3.	STOCKHOLDER'S EQUITY (continued)

Issued:

	Number of Shares	Par Value	Additional Paid in Capital	Treasury Stock

October 12, 2004 - Issued for cash	1,000,000	$1,000	$4,000	$-
March 2005 - Issued for cash	1,100,000	1,100	53,900	-
Balance October 31, 2005	2,100,000	2,100	57,900	-
June 21, 2006 – Stock Split 30:1	60,900,000	60,900	(57,900)	-
August 9, 2006 – Issued for cash	10,854,700	10,855	10,843,845	-
August 9, 2006 – On conversion of
Convertible Debentures	1,000,000	1,000	999,000	-
Balance, October 31, 2006	74,854,700	$74,855	$11,842,845	$-
Repurchase of stock for cash – November. 6, 2006	(30,000,000)	-	-	(50,000)
Balance, July 31, 2007	44,854,700	$74,855	$11,842,845	$(50,000)

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

Effective August 9, 2006, the Company closed a private placement of Units of its securities. 10,854,700 Units were issued at a price of $1.00 per Unit, resulting in gross proceeds of $10,854,700. The offering was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation S and Section 4(2) of the Securities Act of 1993, as amended (the “Securities Act”) and Rule 506 of Regulation D under the Securities Act. Each Unit consisted of one share, on a post-split basis, of the Company's common stock and one warrant to purchase a share of common stock (the "Warrants"). Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share. Following the closing of the offering, the funds will remain in escrow until a suitable acquisition candidate in the unconventional petroleum industry is identified and acquired. If the

Company fails to complete a business acquisition within 12 months after the closing of the offering, subscription proceeds will be promptly returned to investors without interest or deduction. The Company completed the acquisition of 75% of Access Energy Inc. on August 3, 2007. (see note 13 below).

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

BLACKSANDS PETROLEUM, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

3.	STOCKHOLDER'S EQUITY (continued)

As at July 31, 2007 there are 11,854,700 Warrants outstanding. Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share.

4.	RESTRICTED CASH - HELD IN ESCROW

Effective August 9, 2006, the Company closed a private placement of 10,854,700 Units of its securities at a price of $1.00 per Unit. The proceeds from the offering will remain in escrow until a suitable business acquisition candidate is identified and acquired. If the Company fails to complete a business acquisition within 12 months after the closing of the offering, subscription proceeds will be promptly returned to investors without interest or deduction. The Company completed the acquisition of 75% of Access Energy Inc. on August 3, 2007 and the funds were released to the Company. (see note 13 below).

5.	LOAN FROM OFFICERS AND DIRECTORS

As of July 31, 2007, there are no loans to the Company from any officers and directors.

6.	RELATED PARTY TRANSACTIONS

As of July 31, 2007, there are no significant related party transactions between the Company and any of its officers or directors other than an employment agreement with Darren Stevenson.

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

On August 1, 2006 the Company entered into a consulting agreement and a stock warrant agreement with Gregg Layton. Under the Stock Warrant Agreement, Mr. Layton received warrants to purchase 200,000 shares of our common stock (on a post-split basis as described below) with 50,000 warrants vesting on August 1, 2006. Warrants to purchase 25,000 shares of common stock vested on January 1, 2007, warrants to purchase 25,000 shares of common stock vested August 9, 2006and warrants to purchase 100,000 shares of common stock will vest if the Company conducts a placement of at least US$50,000,000. The Company enacted a 30:1 forward stock split on June 9, 2006, and all of the share amounts for which the warrants are exercisable are on a post-split basis. All of the warrants, once vested, are exercisable at $2.00 per share until July 31, 2008.

BLACKSANDS PETROLEUM, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

7.	STOCK OPTIONS (continued)

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

The functional currency of the Company is Canadian Dollar. At July 31, 2007 the Company maintained account balances of Cdn$21,679 (approximately US$20,322) and US$9,975,537.

9.	LITIGATION

As of July 31, 2007, the Company is not aware of any current or pending litigation, which may affect the Company's operations.

10.	CONVERTIBLE DEBENTURES

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

The Company has renegotiated the lease for office space commencing April 1, 2007 for a period of one year at a monthly rent of Cdn$6,572 (approximately US$6,160).

BLACKSANDS PETROLEUM, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

12.	LOAN RECEIVABLE FROM ACCESS ENERGY INC.

On November 10, 2006, the Company entered into an Exclusivity Agreement (“Exclusivity Agreement”) with Access Energy Inc. (“Access”) where it agreed that in exchange for Cdn$100,000, Access would refrain from soliciting or encouraging the submissions of proposals or offers from any person other than the Company relating to the purchase of all or a significant portion of the assets of Access or its subsidiaries until March 10, 2007. If the Company engages in a transaction relating to the purchase of equity of all or a significant portion of Access’s assets the Cdn$100,000 would offset part of the purchase price. The expiration date of the agreement was subsequently extended on two occasions for no additional consideration. The agreement is set to expire on August 8, 2007. (see note 13)

On May 17, 2007, the Company loaned Access $250,000. These funds were placed into an escrow account and could only be disbursed to Access if the Company and Access issue joint written instructions to the escrow agent to do so. The Company was under no obligation, contingent or otherwise, to issue such instructions. The loan was made pursuant to a loan agreement and promissory note. The note becomes due on August 7, 2007 and bears interest at 9%, payable monthly. If the Company engages in a transaction relating to the purchase of equity of all or a significant portion of Access’s assets the proceeds of the loan would offset part of the purchase price. On June 11, 2007, the escrow agent released Cdn$100,000 of the loan proceeds to Access. The remainder of the amount in escrow was released upon acquisition of Access on August 3, 2007 (see note 13).

13.	SUBSEQUENT EVENT

On August 3, 2007, pursuant to a Common Stock Purchase Agreement (“Purchase Agreement”), the Company purchased 600 newly issued shares of common stock, of Access, representing 75.0% of its common stock for an aggregate sum of Cdn$3,427,935.23 (US$3,234,544), and common stock purchase warrants to acquire 1,500,000 of the Compay’s shares of common stock (“Access Warrants”). Prior to the Purchase, the Company was a “shell” company as that term is defined in Rule 12b-2 of the Exchange Act. By consummating the Purchase, the Company succeeded at its business plan, which was to enter the unconventional petroleum industry by acquiring a suitable target company. The Company paid the purchase price in four segments: (i) Cdn$3,077,935.23 in cash; (ii) Cdn$250,000 by offset against the amount held in escrow created on May 17, 2007; (iii) $100,000 that was paid to Access pursuant to the Exclusivity Agreement; and (iv) the Access Warrants. The Company obtained the cash portion of the purchase price from funds released from the restricted cash held in an escrow account. On August 28, 2007 the balance of restricted cash held in escrow was released and transferred to the Company’s bank account. Blacksands intends to operate Access to continue in the business that Access engaged in prior to the acquisition. Prior to the acquisition, no material relationship existed between the Company and Access. The acquisition will be accounted for using the purchase method of accounting. Under the purchase method of accounting, the assets and liabilities of Access will be recorded as of the acquisition date, at their fair market values, and added to those of the Company. The 25% share of the minority shareholder’s interest will be recorded as a liability. Pre-acquisition losses of Access will be eliminated in consolidation.

On August 31, 2007 the Company advanced Cdn$1,100,000 (US$1,046,622) to Access for its working capital requirements. These advances are interest free and have no fixed terms of repayment.

The Proforma consolidated balance sheet of the Company as at July 31, 2007 and the Proforma consolidated results of its operations for the nine months ended July 31, 2007 and 2006 are presented below:

BLACKSANDS PETROLEUM, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13.	SUBSEQUENT EVENTS (continued)

Blacksands Petroleum, Inc.
(A Development Stage Enterprise)
Proforma Consolidated Balance Sheet
(Unaudited)

As of July 31, 2007

ASSETS
Current Assets
Cash held at bank	$10,174,991
Accounts receivable	83,135
Prepaid expenses	24,340
Total Current Assets	10,282,466

Property, plant and equipment - net	27,365
Oil and gas property costs	4,058,978
Total Capital Assets	4,086,343
Other assets
Rent deposit	10,424
Total Other Assets	10,424

Total Assets	$14,379,233

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current Liabilities
Accounts payable and accrued liabilities	$1,011,203
Accounts payable to related parties	1,855,646
Current portion of long term debt	734,469
Total Current Liabilities	3,601,318

Long Term Debt	142,248
Minority Interest	436,457
Total liabilities	4,180,023

Stockholders’ Equity
Common Stock	74,855
Additional Paid-in-Capital	11,875,653
Treasury stock at cost	(50,000)
Accumulated Comprehensive Loss	(10,015)
Deficit accumulated during the development stage	(1,691,283)
Total Stockholders' Equity	10,199,210

Total Liabilities and Stockholders' Equity	$14,379,233

BLACKSANDS PETROLEUM, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

13.	SUBSEQUENT EVENT (continued)

Blacksands Petroleum, Inc.
(A Development Stage Enterprise)
Proforma Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended July 31, 2007	Nine Months Ended July 31, 2006

REVENUES:

Revenue	$-	$-
Total Revenues	-	-

EXPENSES:
Professional Fees	421,363	156,229
Loss on abandoned fixed assets	-	1,494
Employee remuneration	40,083	15,622
Website & contract services	13,079	8,144
Depreciation	6,065	42
Exploration expenses	1,129,401	-
Office and Administration	82,447	42,770
Total Expenses	1,692,438	224,301
Net loss from Operations	(1,692,438)	(224,301)

Other Income and Expenses:
Interest Income	351,450	-
Gain (loss) from Currency Transaction	(2,717)	-
Net Loss before Taxes	$(1,343,705)	$(224,301)

Provision for Income Taxes:
Income Tax Benefit	-	-
Net Loss	(1,343,705)	(224,301)

Other Comprehensive Income (Loss)
Foreign currency translation adjustment	(7,719)	1,823

Total Comprehensive Loss	$(1,351,424)	$(222,478)

Item 2. Management's Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

The information set forth in this section contains certain “forward-looking statements,” including, among other things, (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends,” or “expects.” These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Plan of Operation

As described below, Part II, Item 5. Other Information, on August 3, 2007 we acquired 75% of the capital stock of Access Energy Inc. (“Access”) for approximately $3,213,000 and 1,500,000 warrants to purchase shares of our common stock issued to the former sole stockholder of Access. This constituted the strategic acquisition that we had been pursuing.

Results of Operations

Since the date of our inception, October 12, 2004, we have not generated any revenues.

We incurred total operating expenses of $271,712 and $1,692,438 for the three and nine months ended July 31, 2007, as compared to total operating expenses of $219,523 and $224,301 for the three and nine months ended July 31, 2006. The single greatest operating expense was the purchase of certain seismic information for approximately $1,045,000. The bulk of the remainder of our operating expenses were incurred in connection with the preparation and filing of our periodic reports as well as the salary paid to Darren Stevenson, our Chief Executive Officer. Professional fees for the three and nine months ended July 31, 2007 were $211,571 and $421,363 and were incurred in connection with filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters as compared with professional fees of $155,604 and $156,229 for the three and nine months ended July 31, 2006.

We earned total interest income of $113,190 and $351,450 for the three and nine months ended July 31, 2007, as compared to total interest income of $0 and $0 for the three and nine months ended July 31, 2006. The interest was earned on the proceeds of private placement of units of our securities on August 9, 2006.

Our total comprehensive loss for the three and nine months ended July 31, 2007 was $167,676 and $1,351,424, as compared to total comprehensive loss of $219,523 and $222,478 for the three and nine months ended July 31, 2006, and a total comprehensive loss of $1,676,298 from inception on October 12, 2004 to July 31, 2007.

Selected Financial Information

	July 31, 2007	October 31, 2006
Current Assets (1)	$10,254,549	$11,651,339
Total Assets (1)	$10,386,078	$11,692,566
Current Liabilities	$186,868	$100,038
Stockholders’ Equity	$10,199,210	$11,592,528

(1) The July 31, 2007 asset figures include restricted cash held in escrow of $9,854,407. These funds were held in escrow pending our entering into the Access transaction. That amount has subsequently been reduced to zero. See “—Liquidity” below.

Liquidity and Capital Resources

At July 31, 2007, we had cash in the bank of approximately $21,750 (some funds are denominated in Canadian dollars). Separately, we had US$119,702 held in our attorneys’ trust account. We also had $9,854,407 held in escrow pending our entering a strategic transaction which was our purchase of Access’ common stock. These funds were received pursuant to the completion of a private placement of units of our securities on August 9, 2006. The proceeds of the offering were to remain in escrow until a suitable acquisition candidate was identified and acquired. Our acquisition of Access’ common stock fulfilled this requirement.

On May 17, 2007, we loaned Access Energy, Inc. (“Access”) Cdn$100,000. These funds were placed into an escrow account and could only be disbursed to Access if we and Access issued joint written instructions to the escrow agent to do so. We were under no obligation, contingent or otherwise, to issue such instructions. The loan was made pursuant to a loan agreement and promissory note. The note was outstanding on July 31, 2007 and was deemed paid in full upon our purchase of Access’ common stock.

On May 24, 2007, we purchased certain seismic information for approximately $1,045,000. $1,000,000 of the purchase price came from our restricted cash escrow account.

On August 3, 2007, we spent approximately $3,235,000 and issued 1,500,000 warrants to purchase shares of our common stock to purchase a 75% interest in Access. This money came from our restricted cash escrow account. On August 28, 2007, the balance in our restricted cash account was transferred to our operating account.

We expect to be able to satisfy our cash requirements for at least the next 12 months without having to raise additional funds or seek bank loans. After that 12-month period, we may have to raise additional monies through sales of our equity securities or through loans from banks or third parties to continue our business plans; however, no such plans have yet been implemented.

We are contemplating raising additional capital to finance our exploration program to be conducted during the winter of 2007-2008. No final decisions regarding the program or financing have been made at this time.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Critical Accounting Policies

We have not changed our accounting policies since April 30, 2007.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the date of this report. This evaluation was conducted by our President and Chief Executive Officer, Darren R. Stevenson, and our Chief Financial Officer, Rick Wilson.

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

Conclusions

Based upon their evaluation of our controls, the Chief Executive Officer and Chief Financial Officer have concluded that, subject to the limitations noted above, the disclosure controls are effective in providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

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

PART II—OTHER INFORMATION

ITEM 5. OTHER INFORMATION

(1) As previously reported, on August 3, 2007, we consummated the purchase of 75% of the capital stock of Access for approximately $3,235,000 and 1,500,000 warrants to purchase shares of our common stock issued to the former sole stockholder of Access.

On November 3, 2006, Access and the Buffalo River Dene Development Corporation (“BRDDC”), a corporation representing the Buffalo River Dene Nation, a people indigenous to parts of Saskatchewan and Alberta, Canada, executed a non-binding joint venture agreement (“Joint Venture Agreement”) which contemplated granting Access rights to explore and develop oil and gas deposits on a portion of the Dene Nation’s traditional land in Northern Saskatchewan. On May 18, 2007, the parties executed an amendment to the Joint Venture Agreement which granted Access exclusive rights to conduct such exploration and development.

We intend to explore this land in order to discover and develop heavy oil and bitumen deposits. During the summer and fall of 2007, Access has and will conduct non-invasive exploration efforts and will secure the necessary permits required for any winter activities. Winter activities could include exploratory drilling.

(2) As previously reported, on August 24, 2007, our Board of Directors named Rick Wilson as our Chief Financial Officer.

(3) As previously reported, also on August 24, 2007, we formed an audit committee and nominated Bruno Mosimann as its sole member.

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

Date: September 14, 2007	BLACKSANDS PETROLEUM, INC.

	By:	/s/ Darren R. Stevenson
Name: Darren R. Stevenson Title: Principal Executive Officer