Form 10KSB
period 2007-10-31
BLACKSANDS PETROLEUM, INC.
filed 2008-01-29
CIK 1308137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51427

BLACKSANDS PETROLEUM, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-1740044
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Bay Street, Suite 2700
Toronto, Ontario, Canada	M5H 2Y4
(Address of Principal Executive Offices)	(Zip Code)

(416) 359-7805

(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.
Yes ☐   No ☒

State issuer’s revenues for its most recent fiscal year: NIL

The aggregate market value of the Common Stock of the registrant’s common equity (both voting and non-voting) held by non-affiliates, based on the closing price of $2.20 as quoted on the OTCBB, on January 23, 2007, the registrant’s common equity is $96,680,340. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

Transitional Small Business Disclosure Format (check one):   Yes ☐   No ☒

Common Shares outstanding as of October 31, 2007:	44,854,700

ITEM 13. EXHIBITS	53
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	54
SIGNATURES	56

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-KSB and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Such forward-looking statements include, among others, those statements including the words “expects”, “anticipates”, “intends”, “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Risk Factors.” We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report.

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These factors include among others:

•	Risks associated with conventional and unconventional oil exploration;
•	Our ability to raise capital to fund capital expenditures;
•	Our ability to find, acquire, market and develop conventional and unconventional oil properties;
•	Oil price volatility;
•	Uncertainties in the estimation of oil reserves;
•	Operating hazards attendant to the conventional and unconventional oil business;
•	Availability and cost of materials and equipment;
•	Delays in anticipated start-up dates;
•	Actions or inactions of third-party operators of our properties;
•	Our ability to find and retain skilled personnel;
•	Regulatory developments;
•	Environmental risks; and
•	General economic conditions.

This list is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Risk Factors and Uncertainties”, “Description of the Business” and “Management’s Discussion and Analysis” of this registration statement. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

We qualify all the forward-looking statements contained in this annual report on form 10K-SB by the foregoing cautionary statements.

CURRENCY AND EXCHANGE RATES

Unless otherwise indicated, references in this Form 10-KSB to “Cdn.$” and Canadian dollars are to the lawful currency of Canada, and references to “US$” and “United States dollars” are to the lawful currency of the United States of America.

On January 25, 2008, the noon rate of exchange for one Canadian dollar in United States dollars as reported by the Bank of Canada was Cdn. $1.00 = US$1.0044.

Blacksands prepares its consolidated financial statements in United States dollars. The following table sets forth, for each period indicated, the average exchange rate for United States dollars expressed in Canadian dollars on each business day during such period, and the exchange rate at the end of such period, based upon the noon rate of exchange on each business day as reported by the Bank of Canada.

	Twelve months ended October 31,

	2007	2006	2005

High	$1.0527	$0.9100	$0.8613
Low	$0.8437	$0.8361	$0.7872
Period End	$1.0527	$0.8907	$0.8474
Average	$ .9068	$0.8827	$0.8216

PART I

ITEM 1.	DESCRIPTION AND DEVELOPMENT OF BUSINESS

Name and Incorporation

Blacksands Petroleum, Inc. was formed under the laws of the State of Nevada on October 12, 2004.

Our principal business office, which also serves as our administration and financing office is located in Canada at 401 Bay Street, Suite 2700, PO Box 152, Toronto, Ontario, Canada M5H 2Y4, and our telephone number there is (416) 359-7805.

We own 75% of the issued and outstanding shares of our operating subsidiary, Access Energy Inc. (“Access”). We have no other subsidiary. Access was formed under the laws of Ontario on August 26, 2005.

History and Background of Company

We were incorporated in the State of Nevada on October 12, 2004 as Lam Liang Corp. Our business plan was to design, produce and sell fashionable computer laptop cases for women through a subsidiary. In November, 2004, we acquired 99.94% ownership in a privately-held Thai company which was dissolved on June 5, 2006. On May 6, 2006, three of our directors resigned and two new directors were appointed to our Board of Directors and we exited our business plan.

To indicate our new business focus, that of making a strategic acquisition in the unconventional oil industry, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State on June 9, 2006 which changed our name to “Blacksands Petroleum, Inc.” (“Blacksands”) and increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 310,000,000 shares, comprised of 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001.

On June 21, 2006 we effected a 30:1 forward stock split in the form of a dividend. The dividend was paid to stockholders of record as of the close of business on June 21, 2006. Immediately prior to the split we had 2,100,000 shares of common stock issued and outstanding. Immediately following the split we had 63,000,000 shares of common stock issued and outstanding.

In furtherance of our business plan, on May 6, 2006, we issued $1 million of convertible debentures to two non-affiliates in reliance on Regulation D under the United States Securities Act of 1933, as amended (the “Securities Act”). Effective August 9, 2006 the debentures were converted into an aggregate of 1,000,000 units (“Units”). Each Unit consisted of one share of our common stock and one common stock purchase warrant to purchase a share of our common stock at a price of $3.00 per share at any time during the two year period that commenced on October 1, 2006.

Also on August 9, 2006 we issued an aggregate of 10,854,700 Units at $1 per Unit to 49 persons in reliance on Section 4(2), Regulation D or Regulation S under the Securities Act. We derived total gross proceeds of $10,854,700 from this sale of Units which was placed into a restricted cash escrow account pending our making a strategic acquisition in the unconventional oil industry.

On November 6, 2006 the Company purchased 30,000,000 shares of common stock from Darren Stevenson for $50,000 cash in accordance with the terms of the stock repurchase agreement. The 30,000,0000 shares of common stock repurchased has been held in treasury awaiting cancellation.

On August 3, 2007, pursuant to a Common Stock Purchase Agreement (“Purchase Agreement”), we purchased (the “Purchase”) 600 newly issued shares of common stock, of Access, representing 75.0% of its common stock for an aggregate sum of Cdn$3,427,935.23 (approximately US$3,213,000), and common stock purchase warrants to acquire 1,500,000 of our shares of common stock. Prior to the Purchase, we considered ourselves a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). By consummating the Purchase, we succeeded at our business plan which was to enter the unconventional petroleum industry by acquiring a suitable target company. The unconventional petroleum industry is generally understood to mean the recovery of oil from oil sands or tar sands together with natural gas deposits located in proximity to the sands.

Access was formed in August 2005 for the purpose of acquiring rights for conventional and unconventional oil and gas exploration and development on lands in Western Canada and the United States, including the traditional lands of the Buffalo River Dene Nation in Northern Saskatchewan (the “BRDN”). Initial financing to begin negotiations was secured, but as they progressed, additional financing was required. We were introduced to Access through investors interested in its potential.

In April 2006, Darren R. Stevenson signed an employment agreement with us to become our President, Chief Executive Officer, Chief Financial Officer, and Secretary. For the duration of 2006, he assisted in raising capital for Blacksands from sophisticated and institutional investors based in Europe and North America and evaluating various conventional and unconventional oil and gas opportunities of which Access was one.

On March 23, 2006, Access signed an Authorization and Access Permit with the BRDN to provide Access with the right to complete non-invasive exploration on the BRDN’s land, including mapping macroseepage and bitumen deposits visible on the surface.

On November 3, 2006, Access and the Buffalo River Dene Development Corporation (“BRDDC”), a wholly-owned subsidiary of the BRDN, signed a non-binding joint venture agreement (the “Joint Venture Agreement”) which, among other things, contemplated permitting Access to explore and develop oil and gas reserves on certain of the BRDN’s traditional lands.

On November 10, 2006, we entered into an Exclusivity Agreement (“Exclusivity Agreement”) with Access where it agreed that in exchange for Cdn$100,000, Access would refrain from soliciting or encouraging the submissions of proposals or offers from any person other than us relating to the purchase of equity in Access or all or a significant portion of its assets until March 10, 2007. The expiration date of the agreement was subsequently extended on two occasions for no additional consideration. The agreement expired on August 7, 2007. A copy of the Exclusivity Agreement is annexed as Exhibit 10.2 to this Report and is incorporated by reference.

As Access’ negotiations with the BRDN continued, it sought an amendment to the Joint Venture Agreement (the “Amendment”) which would grant it exclusive and enforceable rights to conduct exploration and development on the BRDN’s traditional land. To assist the negotiations with the BRDN, and to fulfill one of their negotiating requirements, on May 17, 2007, we placed Cdn$250,000 into escrow along with a loan agreement (“Loan Agreement”) and a promissory note (“Note”), which evidenced Access’ obligations to us. By the terms of the Loan Agreement, if we consummated the Purchase, the proceeds of the loan would be paid to Access as part of the purchase price and the Note would be cancelled. The escrow agreement provided that unless we and Access issued joint written instructions to release the funds to Access by June 1, 2007, the escrow agent was to return the funds to us and destroy the Note and Loan Agreement. On June 11, 2007, the escrow agent released Cdn$100,000 of the loan proceeds to the BRDN (through Access) which was used to pay for work performed by BRDN contractors and an additional $125,000 on August 2, 2007. Copies of the Loan Agreement, Note, and Escrow Agreement are annexed as Exhibits 10.6, 10.7, and 10.8, respectively, to this Report and are incorporated by reference.

On May 18, 2007, Access and the BRDDC executed an amendment (“Amendment”) to the Joint Venture Agreement which granted Access exclusive, enforceable rights to access the BRDN’s land for the purpose of oil and gas exploration and development. On the Closing Date, we consummated the Purchase and the funds remaining in the Escrow Account were released to Access as part of the purchase price.

Access’ Business

Access is a development stage company engaged in the business of conventional and unconventional oil and gas exploration in Western Canada and the United States whose only operations to date have been to negotiate the Joint Venture Agreement and the Amendment thereto, and signed a Impact/Benefit Agreement (“Impact/Benefit Agreement”) with the BRDN on May 24, 2007. In connection with its entry into the Joint Venture Agreement, Access paid the BRDN Cdn$375,000 as a non-refundable deposit. An additional $125,000 was paid to the BRDN upon Access receiving standard post closing documents. On Access’ behalf, BRDN contractors performed work such as road construction. As of the Closing Date, Access owed such contractors approximately Cdn$189,000 for such work which was paid for out of the purchase price.

Access projects will have overall supervision, direction and control of contemplated exploration and development of various projects (each project, a “Project”). Access is permitted to select, subject to a formal bid process, and direct a suitable engineering firm to manage the startup, management, and ongoing requirements of each project, and to engage in actual extraction efforts of petroleum deposits. Access will initially focus on a portion of the BRDN’s traditional lands which we refer to as the “A10 Project”.

The BRDN shall have an interest in net profits generated from each Project after Access recovers all of its costs. Under certain circumstances, the BRDN is entitled to increase their ownership interest in a Project in certain circumstances.

The term of the Joint Venture Agreement and Amendment is for a period of 20 years and thereafter for so long as there is continuous production from the project land in commercial quantities. The location is in western Saskatchewan on the border with Alberta (the “Project Land”).

Impact/Benefit Agreement

On May 24, 2007, our representatives and those from Access and the BRDN attended a signing ceremony for the Impact/Benefit Agreement signed by the BRDN and the A10 Project.

The Impact/Benefit Agreement sets forth the framework for several obligations of Access in favor of the BRDN. The term of the Impact/Benefit Agreement will be for a period of twenty (20) years from the date of execution. The parties agree that one year prior to the expiration of the initial term, A10 Project will initiate a review of the Impact/Benefit Agreement, with the BRDN. Either party may terminate the Impact/Benefit Agreement by providing the other party with 30 days’ notice of an intention to terminate.

Purchase of Access’ Common Stock

We paid the purchase price in four segments: (i) Cdn$3,077,935.23 in cash; (ii) release of approximately Cdn$250,000 held in escrowed funds in exchange for cancellation of the Note; (iii) $100,000 that we paid Access pursuant to the Exclusivity Agreement; and (iv) the Burden Warrants. The Burden Warrants were granted to H. Reg F. Burden, the sole stockholder of Access prior to the Purchase. We obtained the cash portion of the purchase price from funds released from restricted cash held in an escrow account. See Management’s Discussion and Analysis—Liquidity.

Stockholders Agreement

As a condition to the Purchase, we entered into a Unanimous Stockholders Agreement (the “Stockholders Agreement”) with Access and Mr. Burden (we, Mr. Burden and any future stockholder is a “Stockholder”). During the term of the Stockholders Agreement, and except as described below, no Stockholder can transfer, sell, assign or otherwise dispose (each a “Transfer”) of any of their shares of Access’ common stock shares other than pursuant to the terms of the Stockholders Agreement and any Transfers in violation of the Stockholders Agreement are null and void. A copy of the Stockholders Agreement is annexed as Exhibit 10.19 to this Report and is incorporated by reference.

Other provisions of the Stockholders Agreement include the following:

Annual Budget

Blacksands is required to make sufficient capital contributions to Access according to its annual plan and budget until Access’ internal resources are adequate to fund its annual plan without such contributions.

Corporate Governance

Access’ Board of Directors now consists of four members. Provided that we own at least 30% of Access’ issued and outstanding common stock (together with his affiliates and permitted transferees; the “Blacksands Threshold”), we may designate (and remove at will) three members of the Board (each a “Blacksands Designee”). Our initial designees were the members of our own Board of Directors at that time, Mr. Stevenson, Mr. Rick Wilson and Mr. Bruno Mosimann. Provided that Mr. Burden owns at least 10% of Access’ issued and outstanding common stock (together with his affiliates and permitted transferees; the “Burden Threshold”), he may nominate (and remove at will) one member of the Board (the “Burden Designee”). His initial designee is Mr. Paul A. Parisotto who has also become a member of our Board of Directors.

Where a transaction is required by law to be approved by a vote of Access’ stockholders, when approved by Access’ Board of Directors and where the Burden Designee has voted to approve such transaction, all Access’ stockholders shall be required to vote their shares in favor of the transaction.

Other than as described above, no arrangements or understandings exist among Access’ stockholders with respect to the election of members of Access’ Board of Directors.

Preemptive Rights

Subject to certain exclusions, the Stockholders Agreement grants Stockholders which own at least 10% of common stock certain preemptive rights such that Access may not issue or sell its equity securities or rights to acquire its equity securities to a third party unless it first offers its Stockholders the right to purchase on a proportional basis, such equity securities on the same terms as it proposes to issue or sell to a third party. This provision does not apply if the issuance or sale is pursuant to Access’ initial public offering. In the event that Stockholders do not elect to purchase all of the offered securities, Access may then sell all or any part of the remaining offered securities to such third party.

Rights of First Refusal

Subject to certain limitations, a Stockholder wishing to make a transfer (a “Transferring Stockholder”) of any or all of its shares of Access common stock (the “Transfer Shares”) must provide advance written notice thereof to the other Stockholders and Access. Thereafter, Access has 15 days to exercise a right of first refusal for all or a portion of the Transfer Shares on the same terms on which the Transferring Stockholder is proposing to sell to a third party. If Access fails or declines to fully exercise such right, other Stockholders have an additional 15 days to exercise their own proportional right of first refusal.

Mr. Burden has the right to transfer shares of Access’ common stock to officers and directors of Access without such transfers being subject to our right of first refusal. He may also do so to persons who executed a consulting contract with Access which has been approved by its Board of Directors. Mr. Parisotto, the President and sole stockholder of Coniston Investment Corp. (“Coniston”), a consultant to Access, has similar rights. We have similar rights to transfer shares of Access’ common stock to officers, directors, and consultants of ours and of Access.

Rights of Co-Sale

Subject to certain limitations, if neither Access nor the other Stockholders exercise their rights of first refusal with respect to all of the Transfer Shares, the Transferring Stockholder must, within seven days, give further notice to the other Stockholders that they have rights of co-sale (a “Co-Sale Right”) to sell their own co-sale allocation to the proposed purchaser in place of the Transfer Shares on the same terms and price as the Transferring Stockholder is proposing to transfer its shares. A Stockholder’s Co-Sale Allocation is defined as the number of Shares owned by the Stockholder on the date of the notice, multiplied by a fraction, the numerator of which is the total number of Shares held by such Stockholder on the date of the notice, and the denominator of which shall be the total number of Shares held by all Stockholders on the date of the notice.

Pull-Along Rights

The Stockholders Agreement also contains a pull along right (the “Pull Along Right”) which provides that if Stockholders who own in the aggregate at least 50% of the outstanding common shares have received an offer from any non-affiliate to buy all of the outstanding common stock and common stock equivalents of Access, which would directly or indirectly result in all Stockholders receiving cash in exchange for their common stock or common stock equivalents, as the case may be, equal to or greater than the fair market value (as defined) for such stock or common stock equivalents (including, without limitation, pursuant to a merger), the selling Stockholders shall be deemed to have accepted the offer.

Third Party Purchase Option

So long as the Blacksands Threshold is met, if we receive a bona fide offer, which, if consummated, would result in a change of control of Blacksands, then Blacksands shall have the right, to purchase up to 100% of Access’ common stock and common stock equivalents that it does not then own. The purchase price for such securities shall be determined by the trading price on a national securities exchange or as established by Access’ Board of Directors in good faith. Blacksands must give at least 90 days notice to the other stockholders before exercising this option. Blacksands is not permitted to exercise this option if another third party offer at a higher price has been received and discussions regarding it are ongoing or if Access has filed (and not withdrawn) a registration statement for a public offering.

Termination

The Stockholders Agreement shall terminate upon the earliest of (i) Access’ initial public offering, (ii) the consummation of a sale of all or substantially all of its assets; (iii) the merger, consolidation, or reorganization in which Stockholders immediately prior to such transaction own immediately following such transaction less than 50% of the surviving entity or its parent or (iv) the written consent of at least a majority of Stockholders including us (if the Blacksands Threshold is met) or Mr. Burden (if the Burden Threshold is met).

Business Objectives of the Company

Blacksands’ mission is to acquire, explore, and develop oil sands properties in Northern Saskatchewan. We are currently focused on the exploration, delineation, and ultimate exploitation of bitumen on the Project Lands.

Corporate Strengths

We believe that we have the following business strengths that will enable us to achieve our objectives:

•	Our management team has significant oil and gas industry experience; and
•	we have a Joint Venture and Impact/Benefit Agreement with the BRDN covering more than 3,000,000 acres of land in Northwest Saskatchewan.

Competition

The petroleum industry is highly competitive. See “Risk Factors.” We compete with other exploration stage companies for financing from a limited number of investors that are prepared to make investments in junior companies exploring for conventional and unconventional resources. The presence of competing oil and gas exploration companies, both major and independent, may impact our ability to raise additional capital in order to fund our exploration program if investors are of the view that investments in competitors are more attractive based on the merit of the properties under investigation and the price of the investment offered to investors.

Many of the oil and gas exploration companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. This competition could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration companies that may purchase resource properties or enter into joint venture agreements with junior exploration companies. This competition could adversely impact our ability to finance property acquisitions and further exploration.

Competition to reserve oil drilling rigs, other equipment, and qualified personnel is intense. At this time we are acquiring the necessary permits, approvals and leases to begin exploration activities and development of the Project Land.

Rights of First Nations to Surface and Subsurface Access of Land

Treaty 10, which applies to the traditional lands of the BRDN Nation and the Project Land, recognizes the BRDN’s right to control surface access to their land. Current law reserves the right of the Province of Saskatchewan to grant rights to access the subsurface of the BRDN’s land. Any subsurface rights granted by the province would be encumbered by the BRDN who control surface access rights, which have been granted exclusively to Access pursuant to the Joint Venture Agreement and Amendment thereto. The BRDN are a nation of over 1,500 people whose traditional land encompasses 85,800 square miles within the area of Treaty 10 (“Treaty 10”).

Environmental Regulations

The oil and gas industry, including the oil sands industry, is heavily regulated. See “Risk Factors.” This industry is also subject to regulation and intervention by governments in such matters as land tenure, royalties, taxes including income taxes, government fees, production rates, environmental protection controls, the reduction of greenhouse gas emissions, the export of crude oil, natural gas and other products, the awarding or acquisition of exploration and production, oil sands or other interests, the imposition of specific drilling obligations, control over the development and abandonment of fields and mine sites (including restrictions on production) and possibly expropriation or cancellation of contract rights.

Before proceeding with most major projects, we must obtain regulatory approvals. The regulatory approval process can involve stakeholder consultation, environmental impact assessments and public hearings, among other things. In addition, regulatory approvals may be subject to conditions including security deposit obligations and other commitments. Failure to obtain regulatory approvals, or failure to obtain them on a timely basis on satisfactory terms, could result in delays, abandonment or restructuring of projects and increased costs.

Changes in environmental regulation could have an adverse effect on us from the standpoint of product demand, product reformulation and quality, methods of production and distribution and costs, and financial results. For example, requirements for cleaner-burning fuels could cause additional costs to be incurred, which may or may not be recoverable in the marketplace. The complexity and breadth of these issues make it extremely difficult to predict their future impact on us. Management anticipates that the implementation of new and increasingly stringent environmental regulations will increase necessary capital expenditures and operating expenses from present estimates. Compliance with environmental regulation can require significant expenditures and failure to comply with environmental regulation will result in the imposition of fines and penalties, liability for clean up costs and damages and the loss of important permits.

Other Government Regulations

Our proposed business will be affected by numerous laws and regulations, including energy, conservation, tax and other laws and regulations relating to the energy industry. Any extraction operations will require permits or authorizations from federal, provincial or local agencies. See “Risk Factors.”

In Saskatchewan, the legislated mandate for the responsible development of the province’s oil and gas resources is set out in the The Department of Energy, Mines and Energy Act (R.S., 1985, c. E-7) which provides the Minister with the responsibility for the exploration, development, management and conservation of non-renewable resources. The Oil and Gas Act (R.S., 1985, c. O-7) allows for the orderly exploration, and development of oil and gas in the province and optimizes recovery of these resources. The exploration of oil shales, which includes oil sands, is regulated under The Oil Shale Regulations of 1964 (Sask. Reg. 555/64), as amended from time to time, and under The Mineral Resources Act, 1985 (Sask. Reg. M-16.1). These regulations apply to oil shale rights that are the property of the Province of Saskatchewan and establish the terms under which exploration permits and leases are granted. Since 2005, the Province of Saskatchewan has undertaken a consultation review process with all stakeholders in an effort to update the oil sands and oil shale regulations. This update is intended to align regulations better with other regimes in the country and to encourage exploration and development activity in the Province.

Oil Industry

According to the National Energy Board of Canada (the “NEB”) oil sands contain sand, clay, water and bitumen, a heavy, tar like, viscous form of crude oil, with a density of approximately 8 degrees to 14 degrees API. Bitumen-bearing geologic formations, typically containing up to 18 percent bitumen saturation by weight, can be situated near the surface or hundreds of feet below. Recovery of oil sands from formations above 75 meters (250 feet) is generally by open-pit mining; for deeper formations, in-situ recovery techniques such as steam-assisted gravity drainage (“SAGD”) are used.

SAGD involves drilling two parallel horizontal wells, generally between 2,300 and 3,300 feet long, with about 16 feet of vertical separation. Steam is injected into the shallower well, where it heats the bitumen that then flows by gravity to the deeper producing well. The injected steam heats the crude oil or bitumen and lowers its viscosity which allows it to flow down into the lower well. The water and crude oil or bitumen is recovered to the surface by several methods such as natural steam lift where some of the recovered hot water condensate flashes in the riser and lifts the column of fluid to the surface, by gas lift where a gas (usually natural gas) is injected into the riser to lift the column of fluid, or by pumps such as progressive cavity pumps that work well for moving high-viscosity fluids with suspended solids.

The SAGD process is not entirely without drawbacks however; it requires large amounts of fresh water and wastewater handling facilities, abundant and cheap natural gas or electricity in order to create the steam, and thus produces additional carbon dioxide emissions than with other methods. Relying upon gravity drainage, it also requires comparatively thick and homogeneous reservoirs.

More efficient processes are still being developed, such as derivative processes that include methods by which non condensable or condensable gas is mixed with the steam.

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

After excavation, hot water and caustic soda is added to the sand, and the resulting slurry is piped to the extraction plant where it is agitated and the oil skimmed from the top. Provided that the water chemistry is appropriate to allow bitumen to separate from sand and clay, the combination of hot water and agitation releases bitumen and the tar sand, and allows small air bubbles to attach to the bitumen droplets. The bitumen froth floats to the top of separation vessels, and is further treated to remove residual water and fine solids. Bitumen is much thicker than traditional crude oil, so it must be either mixed with lighter petroleum (either liquid or gas) or chemically split before it can be transported by pipeline for upgrading into synthetic crude oil. Recent enhancements to this method allow the extraction plants to recover over 90% of the bitumen in the sand.

RISK FACTORS AND UNCERTAINTIES

Readers should carefully consider the risks and uncertainties described below before deciding whether to invest in shares of our common stock.

Our failure to successfully address the risks and uncertainties described below would have a material adverse effect on our business, financial condition and/or results of operations, and the trading price of our common stock may decline and investors may lose all or part of their investment. We cannot assure you that we will successfully address these risks or other unknown risks that may affect our business.

We are a new enterprise intending to engage in the business of unconventional oil extraction and development. The business of acquiring, developing and producing oil reserves is inherently risky. This section is organized as follows:

•	Risks related to our business
•	Risks related to our financial condition
•	Risks relating to our industry; and
•	Risks related to our common stock

Risks Related To Our Business

We Have No Operating History. Accordingly, You Have No Basis Upon Which To Evaluate Our Ability To Achieve Our Business Objectives.

We are a development stage company and have no current operations. Access is also a development stage company without operations and only the rights and obligations set forth in the Joint Venture Agreement and Amendment. Our business plan involves our engagement in global conventional and unconventional oil operations which may include our acquisition and development of interests, in Western Canada and elsewhere, of oil sands or tar sands properties. As a proposed unconventional oil exploration and development company with no operating history, property interests, or related assets, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in the establishment of a new business enterprise and must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the unconventional oil industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

Our Business Plan is Highly Speculative and its Success Depends, In Part, On Exploration Success

Our business is speculative and dependent upon the implementation of our business plan and our ability to enter into agreements with third parties for the rights to exploit unconventional oil reserves on terms that will be commercially viable for us. Our business plan is focused primarily on the exploration for oil sands deposits in the Province of Saskatchewan. Exploration itself is highly speculative. We are subject to all of the risks inherent in oil sands exploration and development, including identification of commercial projects, operation and revenue uncertainties, market sizes, profitability, market demand, commodity price fluctuations and the ability to raise further capital to fund activities. There can be no assurance that we will be successful in overcoming these risks. These risks are further exacerbated by our dependence on the Project Lands as our primary asset.

Our Assets Have Limited Value By Themselves.

Through the Joint Venture Agreement and Amendment, the BRDN granted Access exclusive rights to access the Project Lands’ surface to explore and develop oil and gas reserves. The Joint Venture Agreement does not purport to grant any licenses, leases, permits, or agreements with other third parties, including any government entity or other First Nations peoples, necessary for the exploration, development, and exploitation of any such deposits. We have not obtained any such rights from other parties, some of which may not be able to be secured on acceptable terms to us if at all. Failure to obtain such rights could prevent us from executing our business plan.

We Have Not Yet Established Any Reserves On The Project Land and There Is No Assurance That We Ever Will.

There are numerous uncertainties inherent in estimating quantities of bitumen resources, including many factors beyond our control, and no assurance can be given that the recovery of bitumen will be realized. In general, estimates of recoverable bitumen resources are based upon a number of factors and assumptions made as of the date on which the resource estimates were determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable bitumen, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially. No estimates of commerciality or recoverable bitumen resources can be made at this time, if ever.

Our Business May Suffer If We Do Not Attract And Retain Talented Personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our intended business. We presently have a small management team which we intend to expand in conjunction with our planned operations and growth. The loss of a key individual or our inability to attract suitably qualified staff could materially adversely impact our business.

Access has a management contract with Coniston (“Coniston Agreement”). The Coniston Agreement terminates on October 31, 2008 and is automatically renewable unless one party gives notice of non-renewal. As a practical matter, the agreement will not assure the retention of Mr. Parisotto and we may not be able to enforce all of the provisions either generally or its non-competition provisions specifically. The Coniston Agreement is incorporated by reference into this Form 10-KSB as Exhibit 10.13.

It May be Difficult to Procure Necessary Equipment or Personnel To Conduct Our Programs.

The Purchase was completed on August 3, 2007. Competition to reserve oil drilling rigs, other equipment, and qualified personnel is intense. We need additional time and resources to contract the right people and the requisite equipment.

We May Not Be Able To Establish Unconventional Oil Operations or Manage Our Growth Effectively, Which May Harm Our Profitability.

Our strategy envisions establishing and expanding our unconventional oil business. If we fail to effectively establish unconventional oil operations and thereafter manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

•	meet our capital needs;
•	expand our systems effectively or efficiently or in a timely manner;
•	allocate our human resources optimally;
•	identify and hire qualified employees or retain valued employees; or
•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and our financial results could be adversely affected by inefficiency, which could diminish our profitability.

Our Lack Of Diversification Will Increase The Risk Of an Investment In Us, As Our Financial Condition May

Deteriorate If We Fail To Diversify.

Our business will focus on the unconventional oil industry in a single property. Larger companies have the ability to manage their risk by diversification. However, we will lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

Relationships Upon Which We May Rely Are Subject To Change, Which May Diminish Our Ability To Conduct Our Operations.

To develop our business, it will be necessary for us to establish business relationships which may take the form of joint ventures with private parties and contractual arrangements with other unconventional oil companies, including those that supply equipment and other resources that we expect to use in our business. We may not be able to establish these relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

An Increase In Royalties Payable May Make Our Operations Unprofitable.

Any development project of our resource assets will be directly affected by the royalty regime applicable. The economic benefit of future capital expenditures for the project is, in many cases, dependent on a satisfactory royalty regime. There can be no assurance that the provincial governments will not adopt a new royalty regime that will make capital expenditures uneconomic or that the royalty regime currently in place will remain unchanged. In addition to royalties payable to the government, we have granted a 1.25% nonconvertible overriding royalty based on 100% production from the A10 Project’s production to Coniston pursuant to the Coniston Agreement. See “Executive Compensation—Agreements With Officers, Directors And Consultants—Paul Parisotto.”

Access May Sell Interests in the Projects.

In the future, Access may sell, lease, farmout, or otherwise transfer a portion of its working interest or carried interest in a given Project. It may also transfer a portion of its rights under the Joint Venture Agreement and Amendment. Any reduction of Access’ interests will result in lower revenues once a Project enters production. In addition, there can be no assurance that any or all of these transfers will be on economically beneficial terms.

Our Management Team Does Not Have Extensive Experience In U.S. Public Company Matters, Which Could Impair Our Ability To Comply With Legal And Regulatory Requirements.

Our management team has had limited U.S. public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements such as the Sarbanes-Oxley Act of 2002 and applicable U.S. federal securities laws, including filing required reports and other information required on a timely basis. There can be no assurance that our management will be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and result in the deterioration of our business.

Because Our Officers Have Other Business Interests, They May Not Be Able To Devote A Sufficient Amount Of Time To Our Business Operation, Causing Our Business To Fail.

Mr. Wilson and Mr. Parisotto are involved with other mineral or petroleum exploration companies or other business interests and unable to devote all of their respective business time and effort to us. Our officers presently possess adequate time to attend to our interests. In the future, our management will use their best efforts to devote sufficient time to the management of our business and affairs and, provided additional staff may be retained on acceptable terms, our management will engage additional officers and other staff should additional personnel be required. However, it is possible that our demands on management’s time could increase to such an extent that they come to exceed their available time, or that additional qualified personnel cannot be located and retained on commercially reasonable terms. This could negatively impact our business development.

Because Our Officers And Directors Are Involved Or Affiliated With Other Oil and Gas Exploration Companies, They May Have Conflicts Of Interest With Us.

Mr. Stevenson and Mr. Wilson are involved or affiliated with one or more other oil and gas resource exploration companies. As a result of these relationships, they may have or may develop conflicts of interest with us.

Competition In Obtaining Rights To Acquire and Develop Unconventional Oil Reserves and To Market Our Production May Impair Our Business.

The unconventional oil industry is highly competitive. Other unconventional oil companies may seek to acquire property leases and other properties and services we will need to operate our business in the areas in which we expect to operate. This competition has become increasingly intense as the price of oil on the commodities markets has risen in recent years. A number of other companies have entered or have indicated they are planning to enter the oil sands business and begin production of bitumen and synthetic crude oil or expand their existing operations. It is difficult to assess the number, level of production and ultimate timing of all of the potential new producers or where existing production levels may increase.

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

Our success depends on the ability of our management and employees to interpret market and geological data correctly and to interpret and respond to economic, market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, and marketing personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, integrate or retain sufficiently qualified personnel.

Risks Related To Our Financial Condition

The Companies Have a History Of Losses, an Accumulated Deficit, and Expect To Continue To Incur Losses for the Foreseeable Future.

On a pro forma basis, the incurred combined losses of Blacksands and Access of $308,798 for the 12 months ended October 31, 2006 and $1,718,165 for the 12 months ended October 31, 2007. We have cumulative losses accumulated during the development stage of $2,065,743 and we expect to lose money for the foreseeable future while we explore and develop petroleum reserves on the Project Lands.

We Will Require Significant Additional Financing In Order To Continue Our Exploration Activities Or We Will Fail.

We are working toward obtaining permits, licenses and approvals and will require additional financing to carry out exploration work once these are obtained.

After giving effect to the Purchase, the Companies had $7,020,350 and $6,593,103 as of October 31, 2007 cash on hand. Our initial plans call for a minimum of Cdn$1 million to be spent on exploration efforts. Based on the results of our initial exploration and availability of capital, plans for exploration during 2008 has been formulated. Operating costs of exploration programs may be greater than we anticipate, such that we may have to seek additional funds sooner than otherwise expected. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow.

We will be dependent on raising capital, debt or equity, from outside sources to pay for further exploration and development of our property. Such capital may not be available to us when we need it on terms acceptable to us if at all. The issuance of additional equity securities by us will result in a dilution to our current stockholders which could depress the trading price of our common stock. Obtaining debt financing will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and be required to scale back or cease our operations. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Our Independent Auditors Have Expressed Doubt About Our Ability To Continue As A Going Concern. This Could Make It More Difficult For Us To Raise Funds and Adversely Affect Our Relationships With Lenders, Investors And Suppliers.

Our independent registered public accounting firm, Sherb & Co. (“Sherb”), included an explanatory paragraph that expresses doubt as to our ability to continue as a going concern in the footnotes to the financial statements contained in this report for the year ended October 31, 2007. Although we believe that as a result of our recent financings, shift in business plan and Purchase, that we can overcome such doubt in the future, we cannot provide any assurance that we will in fact operate our business profitably or obtain sufficient financing to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow. Accordingly, there can be no assurance that Sherb’s report on our future financial statements for any future period will not include a similar explanatory paragraph if we are unable to successfully implement our business plan. Sherb’s expression of such doubt or our inability to overcome the factors leading to such doubt could have a material adverse effect on our relationships with prospective customers, lenders, investors and suppliers, and therefore could have a material adverse effect on our business.

Risks Related To Our Industry

Exploration For Petroleum Products Is Inherently Speculative. There Can Be No Assurance That We Will Ever Establish Commercial Discoveries.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil or gas wells. Our properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

Oil sands exploration and development is very competitive and involves many risks that even a combination of experience, knowledge and careful evaluation may not be able to overcome. As with any petroleum property, there can be no assurance that commercial deposits of bitumen will be produced from the land in Saskatchewan. Furthermore, the marketability of any discovered resource will be affected by numerous factors beyond our control. These factors include, but are not limited to, market fluctuations of prices, proximity and capacity of pipelines and processing equipment, equipment availability and government regulations (including, without limitation, regulations relating to prices, taxes, royalties, land tenure, allowable production, importing and exporting of oil and gas and environmental protection). The extent of these factors cannot be accurately predicted, but the combination of these factors may result in our not receiving an adequate return on invested capital.

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

Natural gas prices realized by us are affected primarily by North American supply and demand and by prices of alternate sources of energy. All of these factors are beyond our control and can result in a high degree of price volatility not only in crude oil and natural gas prices, but also fluctuating price differentials between heavy and light grades of crude oil, which can impact prices for sour crude oil and bitumen. Oil and natural gas prices have fluctuated widely in recent years and we expect continued volatility and uncertainty in crude oil and natural gas prices. A prolonged period of low crude oil and natural gas prices could affect the value of our crude oil and gas properties and the level of spending on growth projects, and could result in curtailment of production on some properties. Accordingly, low crude oil prices in particular could have an adverse impact on our financial condition and liquidity and results of operations. A key component of our business strategy is to produce sufficient natural gas to meet or exceed internal demands for natural gas purchased for consumption in our operations, creating a price hedge which reduces our exposure to gas price volatility. However, there are no assurances that we will be able to continue to increase production to keep pace with growing internal natural gas demands.

We Are Exposed To Fluctuations In The Exchange Rate Between The U.S. Dollar And The Canadian Dollar.

Substantially all our of our cash is denominated in U.S. Dollars while substantially all of our costs of operations are paid in Canadian Dollars. Over the past three years, the U.S. Dollar has depreciated against the Canadian Dollar by approximately one-third. This has effectively devalued our cash position vis a vis our operating costs. Our financial statements and the pro forma financial statements included herein are presented in U.S. dollars. Continued fluctuations in exchange rates between the U.S. and Canadian dollar may give rise to foreign currency exposure, either favorable or unfavorable, creating another element of uncertainty.

Existing Environmental Regulations Impose Substantial Operating Costs Which Could Adversely Effect Our Business.

Environmental regulation affects nearly all aspects of our operations. These regulatory regimes are laws of general application that apply to us in the same manner as they apply to other companies and enterprises in the energy industry. Unconventional oil sand extraction operations present environmental risks and hazards and are subject to environmental regulation pursuant to a variety of federal, provincial and municipal laws and regulations.

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

On June 14, 2007, the Government of Saskatchewan announced the Saskatchewan Energy and Climate Change Plan. The Plan’s main targets include a 32 percent reduction in greenhouse gas (“GHG”) emissions from 2004 levels by 2020, and a reduction of 80 percent by 2050. In the non-renewable energy sector, the Government of Saskatchewan indicates that it will work with the industry to reduce emissions from flaring and venting, and to develop carbon capture and storage alternatives. The Government of Saskatchewan has not made any regulatory changes to implement the Energy and Climate Change Plan in the non-renewable energy sector. Future legislated GHG and industrial air pollutant emission reduction requirements and emission intensity requirements, or GHG and industrial air pollutant emission reduction or intensity requirements in future regulatory approvals, may require the restriction or reduction of GHG and industrial air pollutant emissions or emissions intensity from our future operations and facilities, payments to technology funds or purchase of emission reductions or offset credits. The reductions may not be technically or economically feasible for our operations and the failure to meet such emission reduction or emission intensity reduction requirements or other compliance mechanisms may materially adversely affect our business and result in fines, penalties and the suspension of operations. As well, equipment from suppliers which can meet future emission standards may not be available on an economic basis and other compliance methods of reducing emissions or emission intensity to levels required in the future may significantly increase our operating costs or reduce output. Emission reductions or offset credits may not be available for acquisition or may not be available on an economic basis. There is also the risk that provincial or federal governments, or both, could pass legislation which would tax such emissions.

In addition to these specific, known requirements, we expect future changes to environmental legislation, including anticipated legislation for air pollution and greenhouse gases that will impose further requirements on companies operating in the energy industry. Changes in environmental regulation could have an adverse effect on us from the standpoint of product demand, product reformulation and quality, methods of production and distribution and costs, and financial results. For example, requirements for cleaner-burning fuels could cause additional costs to be incurred, which may or may not be recoverable in the marketplace. The complexity and breadth of these issues make it extremely difficult to predict their future impact on us. Management anticipates capital expenditures and operating expenses could increase in the future as a result of the implementation of new and increasingly stringent environmental regulations.

Abandonment and Reclamation Costs Are Unknown and May Be Substantial.

Certain environmental regulations govern the abandonment of project properties and reclamation of lands at the end of their economic life, the costs of which may be substantial. A breach of such regulations may result in the issuance of remedial orders, the suspension of approvals, or the imposition of fines and penalties, including an order for cessation of operations at the site until satisfactory remedies are made. It is not possible to estimate with certainty abandonment and reclamation costs since they will be a function of regulatory requirements at the time.

Changes In the Granting of Governmental Approvals Could Raise Our Costs and Adversely Affect Our Business.

Permits, leases, licenses, and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiration. There is no assurance that such permits, leases, licenses, and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

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

Our Inability to Obtain Necessary Facilities Could Hamper Our Operations.

Unconventional oil extraction and development activities are dependent on the availability of equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited. To the extent that we conduct our activities in remote areas, needed facilities may not be proximate to our operations, which will increase our expenses. Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment to us and may delay exploration and development activities. The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

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

Operational Hazards

Our exploration and development activities are subject to the customary hazards of operation in remote areas. A casualty occurrence might result in the loss of equipment or life, as well as injury, property damage or other liability. While we maintain limited insurance to cover current operations, our property and liability insurance may not be sufficient to cover any such casualty occurrences or disruptions. Equipment failures could result in damage to our facilities and liability to third parties against which we may not be able to fully insure or may elect not to insure because of high premium costs or for other reasons. Our operations could be interrupted by natural disasters or other events beyond our control. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on the business, our financial condition and results of our operations.

Competitive Risks

The Canadian and international petroleum industry is highly competitive in all aspects, including the exploration for, and the development of, new sources of supply, the acquisition of oil interests and the distribution and marketing of petroleum products. A number of companies other than our company are engaged in the oil sands business and are actively exploring for and delineating their resource bases. Some companies have announced plans to begin production of synthetic crude oil, or to expand existing operations. Expansion of existing operations and development of new projects could materially increase the supply of synthetic crude oil and other competing crude oil products in the marketplace and adversely affect plans for development of our lands.

We May Have Difficulty Distributing Our Production.

In order to sell the oil that we are able to produce, we will have to make arrangements for storage and distribution to the market. We will rely on local infrastructure and the availability of transportation for storage and shipment of our products, but infrastructure development and storage and transportation facilities may be insufficient for our needs at commercially acceptable terms in the localities in which we operate. This could be particularly problematic to the extent that our operations are conducted in remote areas that are difficult to access, such as areas that are distant from shipping or pipeline facilities. These factors may affect our ability to explore and develop properties and to store and transport our oil production and may increase our expenses.

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

Risks Related To Our Common Stock

There Is No Established Trading Market For Our Common Stock Which May Impair Your Ability To Sell Your Common Stock.

Our common stock is currently quoted on the Over-the-Counter Bulletin Board under the symbol “BSPE.” There has been no established trading market for our common stock since our inception. The lack of an active market may make it difficult to obtain accurate quotations of the price of our common stock and impair your ability to sell your common stock at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your common stock. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

The Market Price of Our Common Stock Is Likely To Be Highly Volatile and Subject To Wide Fluctuations.

Assuming we are able to establish and maintain an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	fluctuations in revenue from our unconventional oil business as new reserves come to market;
•	announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;
•	changes in the demand for oil, including changes resulting from the introduction or expansion of alternative fuels;
•	announcements by relevant governments pertaining to incentives for alternative energy development programs;
•	quarterly variations in our revenues and operating expenses;
•

dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	significant sales of our common stock, including sales by selling stockholders and by future investors in future offerings we expect to make to raise additional capital;
•	changes in analysts’ estimates affecting us, our competitors or our industry;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	announcements of technological innovations or new products available to the unconventional oil industry;
•	changes in the accounting methods used in or otherwise affecting our industry; or
•	fluctuations in interest rates and the availability of capital in the capital markets;

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

Our Operating Results May Fluctuate Significantly, and These Fluctuations May Cause Our Stock Price To Decline.

Our operating results will likely vary in the future as the result of fluctuations in our revenues and operating expenses, including the coming to market of oil reserves that we are able to develop, expenses that we incur, the price of oil in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

Applicable SEC Rules Governing the Trading of “Penny Stocks” Will Limit the Trading and Liquidity of Our Common Stock, Which May Affect the Trading Price of Our Common Stock.

Our common stock is presently considered to be a “penny stock” and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded and regulate broker-dealer practices in connection with transactions in such stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

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

FINRA Sales Practice Requirements May Also Limit a Stockholder’s Ability To Buy And Sell Our Stock.

In addition to the penny stock rules described above, the Financial Industry Regulatory Association (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our common stock.

We Do Not Expect To Pay Dividends In The Foreseeable Future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their common stock on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in the common stock.

ITEM 2.     DESCRIPTION OF PROPERTY

Executive Offices

Blacksands currently has an outstanding lease on office space in Calgary, Alberta, Canada for $6,572.15 per month. This lease expires on March 31, 2008. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

Access’ Property

The initial exploration project is named “A10 Project” and lies on a portion of the land controlled by the BRDN subject to Treaty 10 (“Treaty 10”) in western Saskatchewan on the border with Alberta (the “Project Land”). The BRDN is a party to Treaty 10 with Her Majesty the Queen in the Right of Canada (the “Crown”) which recognizes lands and water belonging to the BRDN whose territory is situated partly in the Province of Saskatchewan and partly in the Province of Alberta. Upon entering into Treaty 10, the BRDN did not cede, release, surrender or yield to the Crown any or all rights, titles and privileges whatsoever to the BRDN’s traditional territories. Lands and waters described in Treaty 10 form a part of the traditional territories of the BRDN. Access signed the Joint Venture Agreement with the BRDN in May of 2007 granting Access exclusive access to the land. A copy of this agreement is incorporated by reference to this Form 10-KSB as Exhibit 10.1.

Source: Indian Northern Affairs, Canada

In connection with our initial exploration, on May 24, 2007, we purchased two dimensional seismic data relating to various data lines totaling approximately 750 kilometers in length within the Project Land. We had the data analyzed and believe that on the basis of the preliminary analysis that certain areas of interest show promising indications for further exploration. We are conducting additional technical data-seeking and evaluation. We are in the process of obtaining all necessary permits, licenses and approvals to carry out exploration work.

Access will be considered the Operator of various projects (each a “Project”), as described in the 1990 Operating Procedure of the CAPL which sets forth many standard contract terms used in connection with development and management of petroleum producing properties. A Project is defined in the Joint Venture Agreement as (i) in the case of a gas or conventional oil discovery, the drilling, completion and tie-in of a single gas well or conventional oil well and (ii) in the case of a heavy oil discovery, an oil sands pool development including all drilling, completions and facilities in conjunction with such discovery.

Being the Operator means Access will have overall supervision, direction and control of contemplated exploration and development. Access is permitted to select, subject to a formal bid process, and direct a suitable engineering firm to manage the startup, management, and ongoing requirements of each Project, and to engage in actual extraction efforts of petroleum deposits.

ITEM 3.     LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us, and we are unaware of any governmental authority initiating or contemplating a proceeding against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

While our shares of common stock have been quoted for trading on the OTC Bulletin Board since February 2005, there were not any trades of our stock through its facilities from that date until the third quarter of our 2006 fiscal year. Since the third quarter of our 2006 fiscal year, our stock has traded through the facilities of the OTC Bulletin Board. The following table sets forth the high and low closing prices of the Company’s Common Stock during the periods indicated as reported by the Nasdaq Stock Market, Inc. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Period                                           High                      Low

2007

First Quarter	$2.10	$0.00
Second Quarter	$2.20	$2.10
Third Quarter	$3.25	$2.60
Fourth Quarter	$3.50	$1.75

2006

Fourth Quarter	$2.01	$2.00

During the period from November 1, 2007 to January 22, 2008, the closing high bid for a share of our common stock has been $2.50 and the closing low bid has been $1.95. On January 22, 2008, the closing price of our common stock on the OTC Bulletin Board was $2.20.

As of January 25, 2008, we had 69 shareholders of record of our common stock.

Dividend Policy

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

ITEM 6.     MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of certain significant factors, which have affected our financial position and operating results during the periods included in the accompanying audited financial statements and it should be read in conjunction with the audited financial statements.

Plan of Operation

On August 3, 2007 we completed the purchase of 75% of Access Energy Inc. (“Access”) for cash of $3,234,544 and 1,500,000 warrants to purchase shares of our common stock issued to the former sole stockholder of Access. We expect that the Purchase will cause our plan of operation, results of operations and capital resources to differ materially from our financial position as it existed prior to the Purchase.

Subsequent to the Purchase, we have continued negotiations to obtain the permits, licenses and sub-surface rights necessary to commence our exploration activities.

Effect of Purchase of Access Common Stock

We paid the Purchase Price to Access, which made arrangements to pay third parties money owed as of the date of acquisition of Access. Such arrangements included (figures include the payment of Canadian Goods and Service Tax, as applicable):

•

Cdn$1,948,298 (approximately US$1.870,000) in consulting fees and expenses to Coniston Investment Corp., a company controlled by Mr. Parisotto, the President of Access. Mr. Parisotto was made President and Chief Executive Officer of Blacksands effective November 1, 2007. See “Executive Compensation—Agreements with Officers, Directors, and Consultants—Paul Parisotto.”

•	Cdn$924,499 (approximately US$889,000) in principal and interest under three loan agreements; See “—Liquidity and Capital Resources—Cash Flows from Financing Activities;” and
•	Cdn $125,000 (approximately US$120,000) directly to the Dene pending receipt of final closing documents and miscellaneous outstanding matters.

Selected Consolidated Financial Information of Blacksands

	As At October 31, 2007	As At October 31, 2006
Current Assets (1)	$6,613,737	$11,651,339
Total Assets	$11,661,902	$11,692,566
Current Liabilities	$864,877	$100,038
Minority Interest	$639,596	$-
Stockholders’ Equity	$10,157,429	$11,592,528

(1) The October 31, 2006 current assets included restricted cash - held in escrow of $10,854,407. These funds were held in escrow pending our entering a strategic transaction. These funds were released from escrow following the acquisition of Access on August 3, 2007.

Consolidated Results of Operations

For the year ended October 31, 2007, and since our inception on October 12, 2004, we have not generated any revenue.

We incurred total operating expenses of $2,178,255 for the year ended October 31, 2007, as compared to total operating expenses of $444,916 for the year ended October 31, 2006. These expenses consisted of general operating expenses incurred in connection with the day-to-day operations of our business and the preparation and filing of our periodic reports as well as the salary paid to Darren Stevenson, our Chief Executive Officer, pursuant to an employment agreement that Mr. Stevenson entered into with us on April 18, 2006. The significant operating expenses include professional fees of $616,629 for the year ended October 31, 2007 incurred in connection with filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters in connection with change of name, stock-split, issuance of shares of common stock and acquisition of Access as compared with professional fees of $310,243 for the year ended October 31, 2006. The office and administration expenses of $171,653 for the year ended October 31, 2007 include rent, travel, telephone and other office expenses as compared to office and administration expenses of $101,592 for the year ended October 31, 2006. The employee remuneration of $154,296 for the year ended October 31, 2007 include Mr. Stevenson’s salary for the year, his termination payment and Coniston’s fee from August 3, 2007 to October 31, 2007 charged to Access by Coniston Investment Corp. compared to employee remuneration of $29,461 for the year ended October 31, 2006.

During the year ended October 31, 2007, we incurred exploration expenses of $1,227,553 compared to exploration expenses of $0 for the year ended October 31, 2006. The exploration expense related to the purchase of certain seismic data for a portion of the Project Land and consulting fees paid to analyze the data.

We earned total interest income of $405,691 for the year ended October 31, 2007, as compared to total interest income of $135,804 for the year ended October 31, 2006. The interest was earned from the proceeds of a private placement of our common stock and common stock purchase warrants on August 9, 2006, which remained in an interest bearing account during the above periods.

Minority interest amount of $58,517 for the year ended October 31, 2007 represents 25% share of minority stockholders of Access of the losses incurred by Access from the date of acquisition (August 3, 2007) to October 31, 2007 compared to minority interest amount of $0 for the year ended October 31, 2006.

Our total comprehensive loss for the year ended October 31, 2007 was $1,395,907, as compared to total comprehensive loss of $308,302 for the year ended October 31, 2006, and a total comprehensive loss of $1,720,781 from inception on October 12, 2004 to October 31, 2007.

Net cash used in investing activities for the year ended October 31, 2007 was $4,326,851, as compared to $33,409 for the year ended October 31, 2006 and $4,362,115 for the period from inception on October 12, 2004 to October 31, 2007. $4,324,746 of the cash used in investing activities for the year ended October 31, 2007 was to purchase Access.

Cash used in financing activities for the year ended October 31, 2007 was $50,000 resulting from purchase of 30,000,000 shares of common stock from Mr. Darren Stevenson under the buy back agreement. Compared to cash provided by financing activities for the year ended October 31, 2006 of $11,854,700, resulting from our issuance of $1,000,000 principal amount of convertible debentures in May 2006, which were converted to common stocks and warrants on August 9, 2006 and our issuance of 10,854,700 units, each unit consisting of a share of common stock and a warrant to purchase a share of common stock, of securities by private placement for $10,854,700 which was completed on August 9, 2006.

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

We have established an Audit Committee consisting of two non-executive Directors. The members of the Audit Committee are Bruno Mosimann and Mark Holcombe.

Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and natural gas properties. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties, which are determined to be productive, are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves. In accordance with Statement of Financial Accounting Standards No. 19, exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

New Accounting Pronouncements

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact this statement will have on the consolidated financial statements of the Company once adopted.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In December 2007, the FASB issued FASB Statement No. 160 – Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Liquidity and Capital Resources

As of October 31, 2007 the combined companies had cash on hand of $6,593,103.

Revenues

Neither we, nor Access has had any revenue since our respective inceptions.

Net Cash Used In Operating Activities

On May 24, 2007, we purchased certain seismic data relating to a portion of the Project Land for $1,045,000 in cash, $45,000 of which from our working capital accounts and $1 million from our restricted cash account held in escrow.

The $1 million was released from escrow by the instructions of four purchasers in the private placement described below.

 Cash Flows from Financing Activities

Cash used in financing activities for the year ended October 31, 2007 was $50,000 paid to repurchase 30,000,000 shares of our common stock from Mr. Darren Stevenson in November 2006.

Cash provided by financing activities for the year ended October 31, 2006 was (i) $1 million from our issuance of convertible debentures and (ii) $10,854,700 as proceeds from a private placement of our Units.

As part of the purchase price of Access, on August 3, 2007 we paid Cdn$850,000 in outstanding principal, plus Cdn$74,499 in accrued and unpaid interest on indebtedness from three loan agreements with unaffiliated parties. Each of the loans bore interest at 8%, were due between March 2008 and May 2009, and contained no prepayment penalties.

Effective May 6, 2006 we issued $1 million principal amount of our Debentures to two Accredited Investors pursuant to the exemption from the registration requirements of the Securities Act, provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act. The Debentures were unsecured, bore interest at the rate of 9% per annum, which interest began to accrue commencing 150 days from issuance, and were for a term of three years. The Debentures were payable in consecutive monthly installments of principal and interest, commencing 150 days from the date of their issuance.

The Debentures were converted at October 1, 2006 at a rate of $1 to one Unit. The Debentures had not accrued interest prior to their conversion.

Effective August 9, 2006, we consummated the sale of 10,854,700 Units of our securities in a private placement to Accredited Investors. The offering was conducted pursuant to the exemption from the registration requirements of the Securities Act provided Section 4(2) of the Securities Act, Regulation D, and Regulation S. Some Units were offered and sold to persons who were neither resident in, nor citizens of, the United States. The private placement consisted of the sale of Units, offered at a price of $1.00 per Unit and derived total gross proceeds of $10,854,700.

We obtained the funds for the Purchase from the proceeds of a private placement of our Units, $10,854,700, held in a restricted cash account pending the acquisition in the unconventional petroleum industry.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7.     FINANCIAL STATEMENTS

To the Stockholders and Board of Directors Blacksands Petroleum, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Blacksands Petroleum, Inc. and Subsidiary as of October 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blacksands Petroluem, Inc. and Subsidiary as of October 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended, in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses and negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern as more fully described in Note 1. These issues among others raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York January 28, 2007	/s/ Sherb & Co., LLP ------------------------ Sherb & Co., LLP

Blacksands Petroleum, Inc.

(A Development Stage Enterprise)

Consolidated Balance Sheets

	As of	As of
	October 31, 2007	October 31, 2006

ASSETS

Current Assets
Cash held at bank	$6,548,707	$752,788
Cash held in attorney’s trust account	44,396	40,650
Restricted Cash - held in Escrow (note 5)	-	10,854,407
Prepaid expenses and deposits	20,634	3,494
Total Current Assets	6,613,737	11,651,339

Property and Equipment – net (note 2)	25,306	31,325
Oil and Gas property costs (note 3)	5,022,859	-
Total Capital Assets	5,048,165	31,325

Other Assets

Rent Deposit	-	9,902
Total Other Assets	-	9,902
Total Assets	$11,661,902	$11,692,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$589,855	$97,812
Accounts payable to related parties (note 6)	275,022	2,226
Total Current Liabilities	864,877	100,038

Minority Interest	639,596	-
Total Liabilities	1,504,473	100,038

Stockholders’ Equity
Preferred Stock (note 4)	-	-
Common Stock (note 4)	74,855	74,855
Additional Paid-in-Capital	11,878,355	11,867,547
Treasury stock, at cost	(50,000)	-
Accumulated Comprehensive Loss	319,962	(2,296)
Deficit accumulated during the development stage	(2,065,743)	(347,578)
Total Stockholders’ Equity	10,157,429	11,592,528
Total Liabilities and Stockholders’ Equity	$11,661,902	$11,692,566

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Operations

	November 1, 2006 To October 31, 2007	November 1, 2005 To October 31, 2006	From Inception (October 12, 2004) Through October 31, 2007

Revenues:
Revenue	$-	$-	$-
Total Revenues	-	-	-

Expenses:
Professional Fees	616,629	310,243	932,070
Loss on abandoned fixed assets	-	1,496	1,496
Employee remuneration	154,296	29,461	183,757
Depreciation	8,124	2,124	10,567
Office and Administration	171,653	101,592	281,525
Oil and gas exploration	1,227,553	-	1,227,553
Total Expenses	2,178,255	444,916	2,636,968
Net loss from Operations	(2,178,255)	(444,916)	(2,636,968)

Other Income and Expenses:
Interest Income	405,691	135,804	541,512
Gain (loss) from Currency Transaction	(4,118)	314	(3,804)
Net Loss before Taxes	(1,776,682)	(308,798)	(2,099,260)

Provision for Income Taxes:
Income Tax Benefit	-	-	-
Net Loss before minority interest	(1,776,682)	(308,798)	(2,099,260)

Minority Interest	58,517	-	58,517
Net loss for the year	$(1,718,165)	$(308,798)	$(2,040,743)

Other comprehensive income net of tax:
Foreign currency translation adjustment	$322,258	496	$319,962

Total Comprehensive Loss	$(1,395,907)	(308,302)	$(1,720,781)

Basic and Diluted Loss Per Common Share	$(0.03)	(0.00)	$(0.03)
Weighted Average number of Common Shares used in per share calculations	45,347,851	65,728,205	53,092,630

See accompanying notes to Consolidated Financial Statements

Blacksands Petroleum, Inc.

(A Development Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Equity

	Shares	Par Value $0.001	Additional Paid-In Capital	Treasury Stock	Other Compre-hensive Income	Deficit Accumulated During Development Stage	Stockholders’ Equity

Balance – October 12, 2004 - (inception)	-	$ -	$ -	$ -	$ -	$ -	$ -
Stock issued for cash -
October 12, 2004 (1)	30,000,000	30,000	-	-	-	(25,000)	5,000
Foreign Currency Translation Adjustment	-	-	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-
Balance – October 31, 2004	30,000,000	30,000	-	-	(5)	(25,000)	4,995

Stock issued for cash -
March 4, 2005 (1)	33,000,000	33,000	22,000	-	-	-	55,000
Foreign Currency Translation Adjustment	-	-	-	-	(2,787)	-	(2,787)
Net Loss	-	-	-	-	-	(13,780)	(13,780)
Balance – October 31, 2005	63,000,000	63,000	22,000	-	(2792)	(38,780)	43,428

Equity Compensation -
Granted August 1, 2006	-	-	21,620	-	-	-	21,620
Deferred equity compensation	-	-	(18,918)	-	-	-	(18,918)
Stock issued for cash -
August 10, 2006	10,854,700	10,855	10,843,845	-	-	-	10,854,700
Stock issued on conversion
of Debentures -
August 10, 2006	1,000,000	1,000	999,000	-	-	-	1,000,000
Foreign Currency Translation Adjustment	-	-	-	-	496	-	496
Net Loss	-	-	-	-	-	(308,798)	(308,798)

Balance – October 31, 2006	74,854,700	74,855	11,867,547	-	(2,296)	(347,578)	11,592,528

Stock repurchased for cash-
November 6, 2006	(30,000,000)	-	-	(50,000)	-	-	(50,000)
Equity compensation expensed	-	-	10,808	-	-	-	10,808
Foreign Currency Translation Adjustment	-	-	-	-	322,258	-	322,258
Net Loss	-	-	-	-	-	(1,718,165)	(1,718,165)

Balance – October 31, 2007	44,854,700	$ 74,855	$ 11,878,355	$ (50,000)	$ 319,962	$ (2,065,743)	$ 10,157,429

(1) On May 6, 2006, the Company declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record date for the stock split was June 21, 2006. The stock split has been recorded retroactively.

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

	November 1, 2006 Through October 31, 2007	November 1, 2005 Through October 31, 2006	From Inception (October 12, 2004) Through October 31, 2007

Cash Flows from Operating Activities:
Net Loss	$(1,718,165)	$(308,798)	$(2.040,743)
Adjustments to reconcile net loss to
net cash used in operating activities:
Minority interest	(58,517)	-	(58,517)
Foreign Currency Income	322,258	496	319,962
Equity compensation expense	10,808	2,702	13,510
Loss on abandoned fixed assets	-	1,496	1,496
Office Equipment and Furniture: Depreciation	8,124	2,124	10,567
Changes in Operating assets and liabilities:
Prepaid expenses and deposits	(17,140)	(3,494)	(20,634)
Rent Deposit	9,902	(9,043)	-
Accounts payable and accrued liabilities	492,043	97,797	589,855
Accounts payable to related party	272,796	2,226	275,022

Net Cash Used in Operating Activities	(677,891)	(214,494)	(909,482)

Cash Flows from Investing Activities:
Oil and gas property costs	(5,022,859)	-	(5,022,859)
Minority interest in subsidiary	698,113	-	698,113
Purchase of property and equipment	(2,105)	(33,409)	(37,369)
Net Cash Used in Investing Activities	(4,326,851)	(33,409)	(4,362,115)

Cash Flows from Financing Activities:
Repurchase of stock	(50,000)	-	(50,000)
Issue of convertible debentures	-	1,000,000	1,000,000
Sales of Common Stock	-	10,854,700	10,914,700
Net Cash (Used in) Provided by Financing Activities	(50,000)	11,854,700	11,864,700

Net (Decrease) Increase in Cash	(5,054,742)	11,606,797	6,593,103
Cash Balance, Beginning of Period	11,647,845	41,048	-
Cash Balance, End of Period	$6,593,103	$11,647,845	$6,593,103

Supplemental Disclosures:
Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-

Non-cash financing activities:
Conversion of debentures into stock and warrants	$-	$1,000,000	$1,000,000

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and history - Blacksands Petroleum, Inc. (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on October 12, 2004 as Lam Liang Corp. The Company was formed to design, produce and sell fashionable computer laptop cases for women through a subsidiary, which was subsequently dissolved on June 5, 2006. The Company’s operations were limited to general administrative operations and development of its first product line and the Company was considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7, and exited its plan of operation on May 6, 2006. To indicate its new direction into the unconventional oil industry, the Company filed a Certificate of Amendment to its Articles of Incorporation on June 9, 2006 to change its name from “Lam Liang Corp.” to “Blacksands Petroleum, Inc.” On August 3, 2007 the Company completed its purchase of 75% of the capital of Access Energy Inc. Prior to the purchase, the Company was a “shell” company as that term is defined in Rule 12b-2 of the Exchange Act. By consummating the purchase, the Company succeeded at its business plan, which was to enter the unconventional petroleum industry by acquiring a suitable target company.

Going Concern. The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s business plan. As reflected in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company’s fiscal year end is October 31.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary Access Energy Inc. from the date of acquisition of August 3, 2007. All significant inter-company transactions and balances have been eliminated. The acquisition of 75% of the issued common stock of Access Energy Inc. is accounted for using the purchase method of accounting Under the purchase method of accounting, the assets and liabilities of Access are recorded as of the acquisition date, at their fair market values, and added to those of Blacksands. The 25% share of the minority stockholders’ interest in the net assets of Access will be recorded as a liability. Pre-acquisition losses of Access will be eliminated on consolidation. The 25% share of the minority stockholders’ net post acquisition losses of Access are shown as a separate item on the consolidated statement of operations and are deducted from the minority stockholders’ interest in net assets.

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

Concentration of credit risks - The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 and by Canada Deposit Insurance Corporation (“CDIC”) up to Cdn$100,000. During year ended October 31, 2007, the Company has maintained bank balances exceeding the FDIC and CDIC insurance limits. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Management feels the Company will have a net operating loss carryover to be used for future years. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the year ended October 31, 2007, 14,054,700 options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the period from November 1, 2005 to October 31, 2006 there were 13,054,700 options and warrants excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (loss) – The Company’s funds at October 31, 2006 and at October 31, 2007 were held in Canadian and U.S. Dollar bank accounts and trust and escrow accounts maintained by the Company’s lawyers in U.S. Dollars. Foreign currency translation gains for the year ended October 31, 2007 amounted to $322,258. Foreign currency translation gains for the year ended October 31, 2006 were $496. Total foreign currency translation gains from October 12, 2004 to October 31, 2007 were $319,962. See note 8 regarding comprehensive income.

Foreign Currency Translation –The Company uses the United States Dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52 - “Foreign Currency Translation”. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder’s equity, if applicable.

The Company’s operations have moved to Canada and although the Company maintains substantial funds in United States Dollars, the functional currency of the Company is the Canadian Dollar. The Company continues to use the United States Dollar as its reporting currency for consistency with registrants of the SEC.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in other items on the statement of operations.

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses and deposits, accounts payable and accrued expenses approximate fair value at October 31, 2007 because of the relatively short maturity of the instruments.

Revenue recognition - The Company has no revenues to date from its operations.

Stock based compensation -In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard became effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company has adopted this standard effective for the year ended October 31, 2006.

New accounting pronouncements -

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact this statement will have on the consolidated financial statements of the Company once adopted.

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

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2007, the FASB issued FASB Statement No. 160 – Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting non-controlling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.	PROPERTY AND EQUIPMENT

The Company owns the following office equipment and furniture:

	October 31, 2007			October 31, 2006
	Cost	Accumulated depreciation	Net book Value	Net book Value

Furniture and fixtures	$ 18,752	$ 4,336	$ 14,416	$ 16,078
Office equipment	16,760	5,870	10,890	15,247
	$ 35,512	$ 10,206	$ 25,306	$ 31,325

Depreciation expense amounted to $8,124 and $2,124 for the years ended October 31, 2007 and 2006, respectively.

3.	OIL AND GAS PROPERTY COSTS

In the year ended October 31, 2007, the Company incurred property acquisition costs as follows:

Balance, beginning of year	$ –

Fair Value of property acquired August 3, 2007 on acquisition of Access Energy Inc.	4,593,666

Costs incurred from August 3, 2007 to October 31, 2007	429,193
Total incurred during the period	5,022,859

Balance, end of year	$ 5,022,859

During the year ended October 31, 2007, the Company spent funds to evaluate and to acquire properties with oil and gas potential in northern Saskatchewan and northern Alberta.

On November 3, 2006, the Company entered into a joint venture agreement (“JV Agreement”), which was amended on May 9, 2007, and on May 24, 2007, the Company entered into an Impact Benefit Agreement with the Buffalo River Dene Nation (“BRDN”) to explore and develop its traditional lands in northern Saskatchewan and Alberta.

Pursuant to the terms of the JV Agreement, the Company is responsible for 100% of the costs to explore and develop any project within the traditional lands. After all costs relating to a specific project have been recouped, the BRDN is entitled to a net profit interest. Furthermore, the BRDN is entitled to earn an additional interest in any project(s) by contributing its pro rata share of the costs to explore and develop any project(s).

Pursuant to the terms of the Impact Benefit Agreement with BRDN, the Company is committed to make certain contributions to the BRDN. As at October 31, 2007, the Company had paid a total of $1,150,000 to the BRDN and is committed to further annual payments over the term of the agreement.

The funding provided to the BRDN under the Impact Benefit Agreement is recoverable to the Company under the JV Agreement before the payment of the BRDN net profit interest. These costs are capitalized as acquisition-related costs associated with oil and gas property interests, and will be credited when recovered.

4.      STOCKHOLDER’S EQUITY

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

Issued:

	Number of Shares	(i) Par Value	Additional Paid in Capital	Treasury Stock

October 12, 2004 - Issued for cash	1,000,000	$ 1,000	$ 4,000	$ -
March 2005 - Issued for cash	1,100,000	1,100	53,900	-
Balance October 31, 2005	2,100,000	2,100	57,900	-
June 21, 2006 – Stock Split 30:1	60,900,000	60,900	(57,900)	-
August 9, 2006 – Issued for cash	10,854,700	10,855	10,843,845	-
August 9, 2006 – On conversion of
Convertible Debentures	1,000,000	1,000	999,000	-
Balance, October 31, 2006	74,854,700	$ 74,855	$ 11,842,845	$ -
Repurchase of stock for cash – November. 6, 2006	(30,000,000)	-	-	(50,000)
Balance, October 31, 2007	44,854,700	$ 74,855	$ 11,842,845	$ (50,000)

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

Effective August 9, 2006, the Company closed a private placement of Units of its securities. 10,854,700 Units were issued at a price of $1.00 per Unit, resulting in gross proceeds of $10,854,700. The offering was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation S and Section 4(2) of the Securities Act of 1993, as amended (the “Securities Act”) and Rule 506 of Regulation D under the Securities Act. Each Unit consisted of one share, on a post-split basis, of the Company’s common stock and one warrant to purchase a share of common stock (the “Warrants”). Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share. Following the closing of the offering, the funds remained in escrow until a suitable acquisition candidate in the unconventional petroleum industry was identified and acquired. If the Company had failed to complete a business acquisition within 12 months after the closing of the offering, subscription proceeds would have been promptly returned to investors without interest or deduction. The Company completed the acquisition of 75% of Access Energy Inc. on August 3, 2007. (see note 11 below).

4.      STOCKHOLDER’S EQUITY (continued)

On May 6, 2006 the Company issued $1,000,000 of convertible debentures (see note 10 below) to two accredited investors. The Debentures converted into Units on August 9, 2006 at a conversion price of $1.00 per Unit for a total of 1,000,000 Units. Each Unit consisted of one share, on a post-split basis, of the Company’s common stock and one warrant to purchase a share of common stock. Each of these Warrants is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share.

On November 6, 2006 the Company purchased 30,000,000 shares of common stock from Darren Stevenson for $50,000 cash in accordance with the terms of the stock repurchase agreement.

As at October 31, 2007 there are 11,854,700 Warrants outstanding. Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share.

In addition there are 1,500,000 Warrants outstanding, which were issued as part of the consideration for the purchase of the subsidiary. Each of these 1,500,000 Warrants is exercisable for five years commencing August 3, 2007 and entitles the holder to purchase one share of Common Stock at $2.00 per share.

On August 1, 2006 the Company entered into a consulting agreement and a stock warrant agreement with Gregg Layton. Under the Stock Warrant Agreement, Mr. Layton received warrants to purchase 200,000 shares of our common stock.

5.	RESTRICTED CASH - HELD IN ESCROW

Effective August 9, 2006, the Company closed a private placement of 10,854,700 Units of its securities at a price of $1.00 per Unit. The proceeds from the offering remained in escrow until a suitable business acquisition candidate was identified and acquired. If the Company failed to complete a business acquisition within 12 months after the closing of the offering, subscription proceeds would have been promptly returned to investors without interest or deduction. The Company completed the acquisition of 75% of Access Energy Inc. on August 3, 2007 and the funds were released to the Company. (see note 11 below).

6.	RELATED PARTY TRANSACTIONS

As of October 31, 2007, there are no significant related party transactions between the Company and any of its officers or directors other than an employment agreement with Darren Stevenson and a consulting agreement between the Access and a company controlled by a Director of the Company.

On November 1, 2005, Access entered into an agreement with Coniston Investment Corp. (“Coniston”), to provide management, consulting and advisory services to Access (the “Services”). These services include assisting Access in negotiating joint venture agreements, assisting in the formation of a team of technical experts, and other consulting and advisory services as required by Access from time to time. The agreement automatically renews for consecutive one-year terms unless terminated by either party in writing.

Coniston’s sole shareholder, President and CEO is the President and CEO of Access and, effective November 1, 2007, also of the Company. Pursuant to the agreement: (i) Access shall pay Coniston a fee of: (i) Cdn$260,000 per annum, payable monthly (paid); (ii) Cdn$1,000,000 (the “Dene Fee”) in the event Access enters into an agreement with the BRDN and/or its associates or affiliates to develop hydrocarbon opportunities in a defined area within Treaty 10 lands which includes the traditional and historically occupied and used lands of the BRDN (paid); and (iii) Coniston will also be entitled to receive a 1.25% non-convertible overriding royalty based on 100% production (“GORR”) from any and all projects that Coniston brings to Access (the “Royalty Fee”).

6.	RELATED PARTY TRANSACTIONS (continued)

During the period from August 3, 2007 (date of acquisition of Access) to October 31, 2007, Coniston charged Access management fees of Cdn$68,900 including Goods and Services Tax (“GST”) which amount is included in the consolidated statement of operations. Additional oil and gas property investigation fees and out-of-pocket expenses of Cdn$423,467, as well as the Dene Fee of Cdn$1,000,000 plus 6% GST were charged by Coniston during the year ended October 31, 2007 and are included in the Oil and Gas property costs. Amounts payable to Coniston of Cdn$229,822 (US$243,267) are shown as amounts payable to related parties as at October 31, 2007.

The employment agreement with Darren Stevenson was terminated effective October 31, 2007. Amounts payable under the termination agreement of Cdn$30,000 (US$31,755) are included in payable to related parties.

7.	STOCK OPTIONS AND WARRANTS

On April 18, 2006, the Company entered into an employment agreement and a stock option agreement with Darren Stevenson. Under the Stock Option Agreement, Mr. Stevenson was, on April 18, 2006, granted options to purchase 1,000,000 shares of common stock of the Company on a post-split basis. All of the options, once vested, are exercisable at $2.00 per share. Options expire two years after the date of the grant. Options to purchase 100,000 shares vested on June 9, 2006 when the Company filed with the Secretary of State of Nevada an amendment to its Articles of Incorporation, which among other things, increased its authorized common stock to 300,000,000 shares and changed its name to “Blacksands Petroleum, Inc.” Options to purchase 200,000 shares vested on August 9, 2006 when the Company completed a common stock placement of US$10,854,700. Options to purchase 200,000 shares vested on January 1, 2007, and options to purchase 500,000 shares will vest if the Company conducts a placement of at least US$50,000,000. On October 31, 2007 the Company cancelled 500,000 options granted to Mr. Darren Stevenson as part of the termination of his employment agreement as President and CFO. The Company enacted a 30:1 forward Stock Split on June 9, 2006, and all of the share amounts for which the options are exercisable are on a post-split basis.

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

7.	STOCK OPTIONS AND WARRANTS (continued)

A summary of the Company’s stock option activity and related information for the years ended October 31, 2007 and 2006 is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 31, 2005	-	-
Granted	1,000,000	$2.00
Exercised	-	-
Cancelled	-	-
Outstanding at October 31, 2006	1,000,000	$2.00
Granted	-	-
Exercised	-	-
Cancelled	(500,000)	$2.00
Outstanding at October 31, 2007	500,000	$2.00

On October 31, 2007 the Company cancelled 500,000 options granted to Mr. Darren Stevenson as part of the termination of his employment agreement as President and CFO.

A summary of options granted, vested and cancelled during the years ended October 31, 2007 and 2006 is as follows:

	Options Granted/(Cancelled)			Options Vested
	Number of Options	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Life (years)	Weighted Average Exercise Price

October 31, 2007
Vested January 1, 2007	-	-	-	200,000	0.5	$2.00
Cancelled December 31, 2007	(500,000)	0.5	$2.00	-	-	-

October 31, 2006
Granted April 18, 2006	1,000,000	1.5	$2.00	300,000	1.5	$2.00

A summary of the Company’s stock warrant activity and related information for the years ended October 31, 2007 and 2006 is as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at October 31, 2005	-	-
Granted	12,054,700	$2.98
Exercised	-	-
Cancelled	-	-
Outstanding at October 31, 2006	12,054,700	$2.98
Granted	1,500,000	$2.00
Exercised	-	-
Cancelled	-	-
Outstanding at October 31, 2007	13,554,700	$2.87

8.	COMPREHENSIVE INCOME

The functional currency of the Company is Canadian Dollar. At October 31, 2007 the Company maintained account balances of Cdn$849,612 (approximately US$899,315) and US$5,693,788.

9.	LITIGATION

As of October 31, 2007, the Company is not aware of any current or pending litigation, which may affect the Company’s operations.

10	LEASE COMMITMENTS

The Company has renegotiated the lease for its Calgary office space commencing April 1, 2007 for a period of one year at a monthly rent of Cdn$6,572 (approximately US$6,956).

Rent expense for the years ended October 31, 2007 and 2006 was $67,182 and $18,221, respectively.

11.	ACQUISITION OF ACCESS ENERGY INC. (“ACCESS”)

On August 3, 2007, pursuant to a Common Stock Purchase Agreement (“Purchase Agreement”), the Company purchased 600 newly issued shares of common stock, of Access, representing 75.0% of its common stock for an aggregate sum of Cdn$3,427,935.23 (US$3,234,545), and common stock purchase warrants to acquire 1,500,000 of the Company’s shares of common stock (“Access Warrants”). Prior to the Purchase, the Company was a “shell” company as that term is defined in Rule 12b-2 of the Exchange Act. By consummating the Purchase, the Company succeeded at its business plan, which was to enter the unconventional petroleum industry by acquiring a suitable target company. The Company paid the purchase price in four segments: (i) Cdn$3,077,935.23 in cash; (ii) Cdn$250,000 by offset against the amount held in escrow created on May 17, 2007; (iii) $100,000 that was paid to Access pursuant to the Exclusivity Agreement; and (iv) the Access Warrants. The Company obtained the cash portion of the purchase price from funds released from the restricted cash held in an escrow account. On August 28, 2007 the balance of restricted cash held in escrow was released and transferred to the Company’s bank account. Blacksands intends to operate Access to continue in the business that Access engaged in prior to the acquisition. Prior to the acquisition, no material relationship existed between the Company and Access. The acquisition has been accounted for using the purchase method of accounting. Under the purchase method of accounting, the assets and liabilities of Access are recorded as of the acquisition date, at their fair market values, and added to those of the Company. The 25% share of the minority stockholder’s interest has been recorded as a liability. Pre-acquisition losses of Access are eliminated on consolidation.

The following table shows the allocation of purchase price:

Cash	$ 3,085,586
Accounts receivable	83,135
Oil and Gas property costs	4,058,979
Liabilities	(3,556,698)
Minority interest	(436,457)
Fair Value of Net Assets Acquired	$ 3,234,545
Purchase Price	$ 3,234,545

On August 31, 2007 the Company advanced Cdn$1,100,000 (US$1,046,622) to Access for its working capital requirements. These advances are treated as contributed capital.

The Proforma unaudited consolidated statement of operation for the years ended October 31, 2007 and October 31, 2006 are as follows:

Blacksands Petroleum, Inc.

(A Development Stage Enterprise)

Proforma Consolidated Statement of Operations

For the year ended October 31, 2006

(Unaudited)

	Access Energy Inc. Cdn$	Proforma Adjustment Cdn$	Access Energy Inc. Adjusted Cdn$	Access Energy Inc. Adjusted US$	Blacksands Petroleum, Inc. US$	Combined US$	Proforma Adjustment US$		Proforma Consolidated US$
(a)
REVENUES:

Revenue
Total Revenues	-	-	-	-	-	-	-		-

EXPENSES:
Professional Fees	22,792		22,792	20,294	310,243	330,537	(20,294)	b	310,243
Loss on abandoned fixed assets	-		-	-	1,496	1,496			1,496
Employee remuneration	275,000		275,000	242,052	29,461	271,513	(242,052)	b	29,461
Website & contract services	-		-	-	10,698	10,698			10,698
Depreciation	-		-	-	2,124	2,124			2,124
Exploration expenses	-	237,013	237,013	193,638	-	193,638	(193,638)	b	-
Office and Administration	18,957		18,957	16,713	90,894	107,607	(16,713)	b	90,894
Total Expenses	317,349	237,013	554,362	472,697	444,916	917,613	472,697		444.916
Net loss from Operations	(317,349)	(237,013)	(554,362)	(472,697)	(444,916)	(917,613)	(472,697)		(444,916)
Other Income and Expenses:
Interest Income	-		-	-	135,804	135,804			135,804
Gain (loss) from Currency Transaction	-		-	-	314	314			314
Interest expense	(28,427)		(28,427)	(25,352)	-	(25,352)	(25,352)	b	-
Net Loss before Taxes	(345,776)	(237,013)	(582,789)	(498,049)	(308,798)	(806,847)	(498,049)		(308,798)

Provision for Income Taxes:
Income Tax Benefit	-		-	-	-				-
Net Loss	(345,776)	(237,013)	(582,789)	(498,049)	(308,798)	(806,847)	(498,049)		(308,798)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	-	-	-	(20,851)	496	(20,355)	(20,851)		496

Total Comprehensive Loss	(345,776)	(237,013)	(582,789)	(518,900)	(308,302)	(827,202)	(518,900)		(308,302)

Adjustments included in the columns under the heading "Pro Forma Adjustments" include the following:

(a).               Access’s financial statements in Canadian Dollars are adjusted to reflect consistent application of accounting policies used by Blacksands. Blacksands uses the successful efforts basis of accounting to report its oil and gas properties costs. Access’s financial statements use the full cost method of accounting for oil and gas properties costs. The pro forma adjustment results in Blacksands’ successful efforts method being applied to Access financial statements; and

(b).	To eliminate pre-acquisition expenses and losses of Access in the statement of operations.

Blacksands Petroleum, Inc.

(A Development Stage Enterprise)

Proforma Consolidated Statement of Operations

For the year ended October 31, 2007

(Unaudited)

	Access Energy Inc. Cdn$	Proforma Adjustment Cdn$	Access Energy Inc. Adjusted Cdn$	Access Energy Inc. Adjusted US$	Blacksands Petroleum, Inc. US$	Combined US$	Proforma Adjustment US$		Proforma Consolidated US$
(a)
REVENUES:

Revenue
Total Revenues	-	-	-	-	-	-	-		-

EXPENSES:
Professional Fees	70,129	64,683	134,812	130,759	567,733	698,492	(81,863)	b	616,629
Employee remuneration	275,600	-	275,600	263,137	84,156	347,293	(192,997)	b	154,296
Depreciation	-	-	-	-	8,124	8,124			8,124
Exploration expenses	567,971	-	567,971	524,344	1,129,401	1,653,745	(426,192)	b	1,227,553
Office and Administration	18,953	-	18,953	19,094	154,774	173,868	(2,215)	b	171,653
Total Expenses	932,653	64,683	997,336	937,334	1,944,188	2,881,522	(703,267)		2,178,255
Net loss from Operations	(932,653)	(64,683)	(997,336)	(937,334)	(1,944,188)	(2,881,522)	703,267		(2,178,255)
Other Income and Expenses:
Interest Income	-	-	-	-	405,691	405,691			405,691
Gain (loss) from Currency Transaction	-	-	-	-	(4,118)	(4,118)			(4,118)
Interest expense	(46,072)	-	(46,072)	(43,018)	-	(43,018)	43,018	b	-
Net Loss before Taxes	(978,725)	(64,683)	(1,043,408)	(980,352)	(1,542,615)	(2,522,967)	746,285		(1,776,682)

Provision for Income Taxes:
Income Tax Benefit	-		-	-	-				-
Net Loss before minority interest	(978,725)	(64,683)	(1,043,408)	(980,352)	(1,542,615)	(2,522,967)	746,285		(1,776,682)
Minority interest	-	-	-	-	-	-	58,517	c	58,517
Net loss for the year	(978,725)	(64,683)	(1,043,408)	(980,352)	(1,542,615)	(2,522,967)	804,802		(1,718,165)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	-	-	-	260,228	10,052	270,280	51,978		322,258

Total Comprehensive Loss	(978,725)	(64,683)	(1,043,408)	(720,124)	(1,532,563)	(2,252,687)	856,780		(1,395,907)

Adjustments included in the columns under the heading "Pro Forma Adjustments" include the following:

(a).	Access’s financial statements in Canadian Dollars are adjusted to reflect write off of legal fees associated with acquisition, and

(b).	To eliminate pre-acquisition expenses and losses of Access in the statement of operations.

(c).	To record minority stockholders’ share of post acquisition loss.

12.	INCOME TAXES

The Company files a tax return in the United States, and both the Company and its subsidiary, Access Energy, Inc. (“Access”), file separate tax returns in Canada.

The reconciliation between the expected income tax benefit, computed using the statutory Federal rate of 34%, and the actual income tax benefit is as follows:

	October 31,
	2007	2006

Expected tax benefit at 34%	$ 592,966	$ 104,991

Loss by subsidiary prior to acquisition	312,122	127,385

Excess of Canadian tax rate over US tax rate	45,611	2,548

Change in valuation allowance	(950,700)	(234,924)

Net deferred tax asset	$ -	$ -

The composition of deferred tax assets is as follows:

	October 31,
	2007	2006
	Amount	Amount

Net operating loss	$ 1,187,761	$ 237,061
Valuation allowance	(1,187,761)	(237,061)

Net	$ -	$ -

For Federal income tax purposes, Blacksands has net operating losses of approximately $704,000 and $323,000 at October 31, 2007 and 2006, respectively. For Canadian income tax purposes, Access has net operating losses of approximately $2,634,000 and $354,000, at October 31, 2007 and 2006 respectively. These losses all expire at various times through October 31, 2027.

The Company has not filed their Federal and State Income Tax Returns for the years 2004 to 2006.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13(a) – 15(e) and Rule 15(d) – 15(e) under the Exchange Act). Based on that evaluation the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

The Company’s management, including the CEO and CFO, does not expect that its disclosure controls and procedures or internal controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As a non-accelerated filer as defined in Rule 12b-2 of the Exchange Act of 1934, as amended, the Company is not required to provide management’s report on internal control over financial reporting until its annual report for the year ended October 31, 2008. Further, the Company’s independent registered public accounting firm is not required to provide an attestation on management’s report on internal control over financial reporting until the Company’s annual report for the fiscal year ended October 31, 2009.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

NONE.

PART III

ITEM 9.	DIRECTORS AND EXECUTIVE OFFICERS

Our directors hold office until the next annual meeting of the stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the direction of the Board of Directors.

Directors serve until the next annual meeting of the stockholders; until their successors are elected or appointed and qualified, or until their prior resignation or removal. Officers serve for such terms as determined by our Board of Directors. Each officer holds office until such officer’s successor is elected or appointed and qualified or until such officer’s earlier resignation or removal. No family relationships exist between any of our present directors and officers.

The following table sets forth certain information, as of the date of this report, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director
Paul Parisotto	Chief Executive Officer	47	November 2007
Bruno Mosimann	Director	63	May 2006
Rick Wilson	Director	50	February 2007

Mark Holcombe	Director	39	November 2007
Darren Stevenson	Director	36	May 2006

Paul Parisotto, 47, is an executive with significant investment banking experience. Since December 2004, Mr. Parisotto has served as a director, President and Chief Executive Officer of Arizona Star Resource Corp. (“Arizona Star”), a publicly traded company listed on the TSX Venture Exchange as well as the American Stock Exchange. Mr. Parisotto is also the sole director, stockholder and president of Coniston Investment Corp. (“Coniston”) a firm which provides investment banking services such as raising equity and debt and mergers and acquisitions advisory services to small public and private market capitalization companies. Mr. Parisotto is a former director of Nevada Pacific Gold Ltd., a company recently taken over by US Gold Corp., the former Vice President and Director of HSBC Securities (Canada) Inc. from March 1998 to June 1999 and a former Senior Vice President (Corporate Finance) of Marleau, Lemire Securities Inc. from January 1995 to January 1998. Prior to Mr. Parisotto’s investment banking experience he served as the Manager, Original Listings of the Toronto Stock Exchange from November 1985 to December 1994.

Bruno Mosimann, 63, is an investment manager, resident in Switzerland. He is the president and managing director of Romofin AG, a firm that supplies asset management services to its customers. Mr. Mosimann has also served as an officer of various listed companies. Mr. Mosimann’s other management and directorial experience includes serving as a vice-president of DRC Resources Corp., a director of Relay Mines Ltd., and a director of U-Twin Holdings Inc.

Rick Wilson, 50, has been in the mining and natural resource industry for over twenty years. Since 2006, Mr. Wilson has been the President of Regent Ventures Ltd., a company engaged in the acquisition, exploration and development of mineral resource properties. Regent Ventures currently has an active drilling project in Nevada and is also involved in the oil and gas industry in Poland. Prior to serving as its President, Mr. Wilson was a director of Regent Ventures from 1993 to 2006. Mr. Wilson also served as the President of Emerson Explorations/GBS Gold International Inc. from 1998 to 2006, during which time that company raised over $62 million dollars to acquire and develop two publicly trading Australian gold mines.

Mark Holcombe, 39, founded Stirling Partners Limited in 2006, was the former Head of Corporate Development and Private Equity at GEM Global Equities Management, S.A., an emerging market hedge fund, and was also an investment banker at DLJ and ING Capital in New York. Mr. Holcombe has over 18 years of natural resource industry and corporate finance experience. Currently, he serves on three other boards of energy related companies. Mr. Holcombe holds a B.A. from Colgate University.

Darren R. Stevenson, 36, is an oil and gas executive with experience in technology corporate turnarounds and mergers and acquisitions. Prior to joining us, Mr. Stevenson spent four years in The Hague and Amsterdam with Royal Dutch Shell PLC’s consultancy business, Shell Global Solutions. Serving as a business development director, he led a team in technology and commercial business development in support of Shell’s business pursuits in Europe, the Middle East and Russia. Mr. Stevenson attended Chemical Engineering at the University of British Columbia, and over the past 15 years has held a variety of technical and commercial roles in the oil and gas industry including reservoir and process engineering, refinery operations and some entrepreneurial pursuits in technology transfer for fuel cells, software development and aviation. He has also worked for companies such as Syncrude Canada, Shell Canada and the University of British Columbia Industry Liaison Office. Mr. Stevenson joined Shell Global Solutions in 2002, and he is currently the President, CEO and a director of Bighorn Petroleum Ltd.

Code of Ethics

We have adopted an updated written code of ethics. We believe that the code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. The Code of Ethics is attached to this Form 10-KSB as Exhibit 14.1.

Board Committees

We presently have no board committees other than an Audit Committee consisting of our two independent directors. We intend to appoint such persons and form such further committees as are required to meet the corporate governance requirements imposed by the national securities exchanges at such time, if ever, we become subject to such requirements. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will continue to qualify as an “audit committee financial expert.” Additionally, we expect to appoint a nominating committee and compensation committee, and to adopt charters relative to each committee. The audit committee financial expert is Bruno Mosimann. Until further determination, the full board will undertake the duties of the compensation committee and nominating committee.

None of our executive officers or key employees is related by blood, marriage or adoption to any other director or executive officer.

To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer.

ITEM 10.	EXECUTIVE COMPENSATION

The following table sets forth compensation paid or accrued to each of the individual who served as our Chief Executive Officer and our other most highly compensated executive officers (the “named executive officers”) for the fiscal year ended October 31, 2007.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)		Total Compensation ($)
Paul A. Parisotto, Principal Executive Officer, Director(1)	2007	Nil	(1)	$70,140
	2006	N/A		N/A
Darren Stevenson, Principal Executive Officer, Director(2)	2007	$84,156		$84,156
	2006	$29,461		$29,461

Rick Wilson, Chief Financial Officer, Director	2007	$19,428	$19,428
	2006	N/A	N/A

(1)

Paul Parisotto became our Chief Executive Officer on November 1, 2007 and became a director on August 3, 2007. Under the terms of a consulting agreement between Access and Coniston (a company controlled by Paul Parisotto), Access has paid Coniston Cdn$68,900 (US$70,140) (including goods and services tax) for the period from August 3, 2007 (acquisition date) to October 31, 2007 for management services provided to Access.

(2)

Pursuant to an Employment Agreement that we entered into with Mr. Stevenson on April 22, 2006, he is entitled to an annual salary of Cdn$60,000. In our fiscal year ended October 31, 2007, we paid him Cdn$60,000 (US$52,401) for the 2007 fiscal year. In addition, we agreed to pay him Cdn$30,000 (US$31,755) on the mutual termination of his employment contract on October 31, 2007, and have accrued that payment in the records of the Company at October 31, 2007.

OUTSTANDING EQUITY AWARDS (OPTIONS) AT FISCAL YEAR-END

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul Parisotto, Principal Executive Officer	Nil	Nil	Nil	Nil

Darren Stevenson, Principal Executive Officer (1)	500,000	Nil	$2.00	April 18, 2008

Rick Wilson, Principal Executive Officer	Nil	Nil	Nil	Nil

(1)	Mr. Stevenson resigned effective October 31, 2007.

Agreements With Officers, Directors And Consultants

Paul Parisotto

Mr. Parisotto is the President and sole director and stockholder of Coniston  which executed the Coniston Agreement in November 2005. Access agreed to pay Coniston Cdn$260,000 per year, plus the applicable goods and services tax, for management, consulting and advisory services on matters with respect to the acquisition, exploration, development and production of hydrocarbons in western Canada and United States. It also contains a change of control provision which provides that if a change of control were to occur without Coniston’s prior consent, Access would owe Coniston an additional Cdn$135,000. The Purchase constituted a change of control to which Coniston consented to in advance. The Coniston Agreement terminates on October 31, 2007 and automatically renews for one year periods unless one party provides at least 60 days’ prior notice of non-renewal.

Coniston was paid Cdn$459,333 in accrued and unpaid consulting fees and Cdn$428,964 in accrued expenses (approximately US$851,430 in the aggregate). In addition, Coniston was paid Cdn$1,060,000 (approximately US$1,016,000) due to Access’ entry into the Joint Venture Agreement and Amendment with the BRDN. Coniston was paid these amounts from a portion of the purchase price. Coniston is also entitled to a 1.25% nonconvertible overriding royalty based on 100% production from A10 Project’s production. Coniston will receive this royalty and other success fees as it may negotiate with Access for future projects where it is fundamental to the consummation of a similar project with us or Access. The royalty is governed by Article 3 of the 1997 Canadian Association of

Petroleum Landmen Farmout & Royalty Procedure, which sets forth many standard contract terms used in connection with development and management of petroleum producing properties.

Mehran Farmanara

Mr. Farmanara is an independent chartered accountant who has provided us with accounting and bookkeeping services for the past year. He prepares our monthly financial statements and assists in preparing the financial statements included in our securities filings. He was paid approximately Cdn$53,214 during the year ended October 31, 2007 and Cdn$10,722 during the year ended October 31, 2006.

2006 Stock Option Plan

On June 26, 2006 our Board of Directors and the holders of a majority (55.2%) of our then outstanding common stock approved our 2006 Stock Option Plan (the “2006 Plan”). The purpose of the 2006 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2006 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options and restricted stock. The 2006 Plan is administered by our Board of Directors. As of the date of this report, there were no stock options outstanding under the 2006 Plan.

Compensation of Directors

None of our directors received any compensation for their services as directors.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at January 25, 2008, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	SHARES OF COMMON STOCK	OPTIONS (VESTED)	PERCENT OF CLASS
Common	Darren R. Stevenson	0	500,000	1.1%
Common	Paul A. Parisotto	0	0	0%
Common	Rick Wilson	0	0	0%
Common	Bruno Mosimann	0	0	0%
Common	Mark Holcombe	0	0	0%
Directors and Officers as a Group consisting of one person		0	500,000	1.1%

The above calculations were based on 44,854,700 shares of our Common Stock outstanding as of January 25, 2008.

The April 22, 2006 Stock Option Agreement that we entered into with Darren Stevenson was a means of providing him with performance incentives in his role as our president, secretary and chief executive officer. On June 26, 2006, stockholders representing a majority of our then issued and outstanding common shares ratified the Stock Option Agreement by written consent. Under the Stock Option Agreement, Mr. Stevenson received options to purchase up to 1,000,000 shares of our common stock. 100,000 of these options vested upon the June 9, 2006 filing of Articles of Amendment to our Articles of Incorporation to, among other things, increase our authorized capitalization. An additional 200,000 options vested upon the August 9, 2006 closing of a private placement in which we raised gross proceeds of $10,854,700. An additional 200,000 options vested on January 1, 2007. The final 500,000 options would have vested if the Company conducted a placement of at least US$50,000,000. These final

500,000 options were cancelled with Mr. Stevenson’s resignation on October 31, 2007. All of these outstanding options, once vested, are exercisable at $2.00 per share. All these options are non-qualified options, and none of the options are included in the 6,000,000 options which may be granted under our 2006 Stock Option Plan. As of the date of this registration statement, Mr. Stevenson has not exercised any of the vested options.

The following table sets out certain information regarding those equity compensation arrangements.

			Number of Unexercised Options at Year-End		Value of Unexercised Options at Period End (1)
Name	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Darren R. Stevenson	0	0	500,000		$25,000	Nil

(1) The value of unexercised “in the money” options is determined by multiplying the number of shares subject to such options by the difference between the exercise price per share and $2.05, the closing bid of our Common Stock on The OTC Bulletin Board on December 31, 2007.

Securities authorized for issuance under equity compensation plans as of January 25, 2008 are as follows:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,000,000	$2.00	6,000,000
Equity compensation plans not approved by security holders	200,000 (1)	$2.00	0 (1)
Total	7,200,000	$2.00	6,000,000

(1) We have issued 200,000 options in equity compensation plans not approved by security holders. Of these 200,000 options, 100,000 have vested and the remaining 100,000 will only vest if we conduct a placement of our securities of at least $50,000,000.

The Company is not aware of any stockholder who beneficially owns 5% of more of the Company’s stock.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Mr. Parisotto is the President and sole Director and Stockholder of Coniston which provides consulting services to Access. As of November 1, 2007, Mr. Parisotto is the President of Blacksands. As part of the purchase price,

Coniston was paid approximately Cdn$1,948,000 (approximately US$1.87 million). Cdn$1,060,000 was a success fee payable upon Access’ entry into the Joint Venture Agreement and Amendment with the BRDN. The remainder was accrued and unpaid consulting fees and expenses. No payments of principal were made before payment in full and no interest was charged on the unpaid balance, as the oral arrangement was that it would be paid when Access had the available funds.

Coniston is also entitled to a 1.25% nonconvertible overriding royalty based on 100% production when and if A10 Project commences production. Coniston is also entitled to receive this royalty and other success fees as it may negotiate with Access for future projects where it is fundamental to the consummation of a similar project with us or Access. It is impossible to quantify the present dollar value of Coniston’s royalty interest since a great deal of additional exploration will be required for us to begin preparing a plan for production and the uncertainty associated with any petroleum development.

Mr. Burden currently owns 25% of Access’ issued and outstanding common stock. Prior to the Purchase, Mr. Burden was the sole stockholder of Access. We are required to provide the necessary capital for Access’ operations until it has sufficient cash flow to do so itself. Thus, Mr. Burden benefits from the growth of Access both as a result of our capital infusions and Access’ cash flow over time. It is impossible to quantify the present dollar value of these capital contributions.

ITEM 13.	EXHIBITS

Exhibit Number	Description

3.1(1)	Articles of Incorporation as filed with the Nevada Secretary of State on October 12, 2004.

3.2(2)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 9, 2006.

3.3(1)	Bylaws of the Registrant

10.1(3)	Joint Venture Agreement dated November 3, 2006 between Buffalo River Dene Development Corporation and Access Energy, Inc.

10.2(4)	Exclusivity Agreement, dated November 10, 2006, between the Registrant and Access Energy, Inc.

10.3(5)	Amendment of Exclusivity Agreement, dated March 9, 2007, between the Registrant and Access Energy, Inc.

10.4(6)	Amendment of Exclusivity Agreement, dated May 4, 2007, between the Registrant and Access Energy, Inc.

10.5(3)	Amendment Agreement No. 1 to Joint Venture Agreement, dated May 9, 2007, between Buffalo River Dene Development Corporation and Access Energy, Inc.

10.6(7)	Loan Agreement, dated May 17, 2007, between the Registrant and Access Energy, Inc.

10.7(7)	Promissory Note, dated May 17, 2007, by Access Energy, Inc.

10.8(7)	Escrow Agreement, dated May 17, 2007, among the Registrant, Access Energy, Inc.and Fraser Milner Casgrain LLP, as escrow agent

10.9(3)	Common Stock Purchase Agreement, dated August 3, 2007, between the Registrant and Access Energy Inc.

10.10(3)	Unanimous Shareholders Agreement, dated August 3, 2007, between the Registrant and Access Energy Inc.

10.11(3)	Common Stock Purchase Warrant, dated August 3, 2007

10.12(3)	Registration Rights Agreement, dated August 3, 2007, between the Registrant and H. Reg. F. Burden

10.13(3)	Coniston Management Agreement with Access dated November 1, 2005

14.1	Code of Ethics

16.1(8)	Letter on Change of Certifying Accountant

31.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed on December 10, 2004.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 9, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 8, 2007.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 9, 2006.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed on March 9, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 4, 2007.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 17, 2007.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed on November 9, 2006.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Sherb & Co. (“Sherb”) serves as our independent registered public accounting firm for the Company. McGovern Hurley Cunningham LLP (“MHC”) serves as Access’ auditors.

Audit Fees

Our principal accountant, Sherb, billed us aggregate fees in the amount of approximately $38,000 for the fiscal year ended October 31, 2007 and approximately $33,000 for the fiscal year ended October 31, 2006. These amounts were billed for professional services that Sherb provided for the audit of our annual financial statements and the review of the financial statements included in our report on 10-KSB. Access accountants, MHC, billed Access aggregate fees in the amount of approximately Cdn$19,000 (approximately $19,350) for the fiscal year ended October 31, 2007. These amounts were billed for professional services that MHC provided for the audit of Access annual financial statements. Our previous auditors, Dejoya Griffiths, billed us $nil for audit services for the year ended October 31, 2007 and $Nil for the year ended October 31, 2006.

Audit-Related Fees

Sherb billed us aggregate fees in the amount of $17,000 for the review of the financial statements included in our report on 10-QSB and $6,500 for the review of the financial statements included in our report on 8K for the fiscal year ended October 31, 2007 and $Nil for the fiscal year ended October 31, 2006 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and/or Form 8K filings. MHC billed Access Cdn$11,660 (approximately US$11,900) for review of Access’ financial statements between August 3, 2007 and October 31, 2007. The Company’s previous auditors, Dejoya Griffiths, billed the Company $500 for various services in the year ended October 31, 2007, and $7,335 for the year ended October 31, 2006.

Tax Fees

Sherb billed us $nil for tax compliance for the fiscal year ended April 30, 2007 and $nil for the fiscal year ended October 31, 2006. During the fiscal years ended October 31, 2007 and 2006, Sherb did not provide any tax advice.

MHC billed Access Cdn$2,915 (approximately US$1,950) for tax compliance in the period between August 3, 2007 and October 31, 2007.

All Other Fees

Sherb billed us $nil in other fees for the fiscal year ended

October 31, 2007 and $nil for the fiscal year ended October 31, 2006 for other fees. Our principal accountant (through its full time employees) performed all work regarding the audit of our financial statements for the most recent fiscal year. MHC billed us $nil in other fees for the period August 3, 2007 to October 31, 2007.

Audit Committee’s Pre-Approval Practice

Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. The audit committee’s charter (adopted February 15, 2006) provides that the audit committee must:

•

Preapprove all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002); and

•

Preapprove all non-audit services (other than certain de minimis servicesdescribed in §10A(i)(1)(B) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of our subsidiaries. The audit committee considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Blacksands Petroleum, Inc.

/s/ Paul A. Parisotto	Chief Executive Officer and Director	January 29, 2008
(Principal Executive Officer)

/s/ Rick Wilson	Chief Financial Officer and Director	January 29, 2008
(Principal Financial and
Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Paul A. Parisotto	Chief Executive Officer	January 29, 2008
Paul Parisotto	and Director
(Principal Executive Officer)

/s/ Rick Wilson	Chief Financial Officer and Director	January 29, 2008
Rick Wilson	(Principal Financial and
Accounting Officer)

/s/ Darren Stevenson	Director	January 29, 2008
Darren Stevenson
/s/ Mark Holcombe	Director	January 29, 2008
Mark Holcombe
/s/ Bruno Mosimann	Director	January 29, 2008
Bruno Mosimann