Form 10-Q
period 2008-01-31
BLACKSANDS PETROLEUM, INC.
filed 2008-03-24
CIK 1308137

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the Quarterly Period ended January 31, 2008

Commission File Number 000-51427

BLACKSANDS PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada (State of incorporation)	20-1740044 (IRS Employer identification no.)

Suite 2700, 401 Bay Street
Toronto, Ontario Canada M5H 2Y4
(Address of principal executive offices)

(416) 359-7805
(Registrant’s telephone number including area code)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

There were 44,854,700 shares of Common Stock outstanding as of March 24, 2008.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended January 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

Blacksands Petroleum, Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	As of	As of
	January 31, 2008	October 31, 2007

A S S E T S

Current Assets
Cash held at bank	$5,726,442	$6,548,707
Cash held in attorney’s trust account	-	44,396
Prepaid expenses and deposits	60,744	20,624
Total Current Assets	5,787,186	6,613,737

Property and Equipment – net (note 2)	23,768	25,306
Oil and Gas property costs (note 3)	5,382,616	5,022,859
Total Capital Assets	5,406,384	5,048,165

Total Assets	$11,193,570	$11,661,902

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	$523,525	$589,855
Accounts payable to related parties (note 6)	238,417	275,022
Total Current Liabilities	761,942	864,877

Minority Interest	724,740	639,596
Total Liabilities	1,486,682	1,504,473

Stockholders’ Equity
Preferred Stock (note 4)	-	-
Common Stock (note 4)	74,855	74,855
Additional Paid-in-Capital	11,881,057	11,878,355
Treasury stock, at cost	(50,000)	(50,000)
Accumulated Comprehensive Loss	125,900	319,962
Deficit accumulated during the development stage	(2,324,924)	(2,065,743)
Total Stockholders’ Equity	9,706,888	10,157,429
Total Liabilities and Stockholders’ Equity	$11,193,570	$11,661,902

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations

	(Unaudited) November 1, 2007 To January 31, 2008	(Unaudited) November 1, 2006 To January 31, 2007	(Unaudited) From Inception (October 12, 2004) Through January 31, 2008

Revenues:
Revenue	$-	$-	$-
Total Revenues	-	-	-

Expenses:
Professional Fees	141,885	144,529	1,073,955
Loss on abandoned fixed assets	-	-	1,496
Employee remuneration	89,761	12,895	273,518
Depreciation	1,538	1,947	12,105
Office and Administration	56,319	29,926	337,844
Oil and gas exploration	67,454	-	1,295,007
Total Expenses	356,957	189,297	2,993,925
Net loss from Operations	(356,957)	(189,297)	(2,993,925)

Other Income and Expenses:
Interest Income	52,584	120,820	594,096
Gain (loss) from Currency Transaction	2,490	1,409	(1,314)
Net Loss before Taxes	(301,883)	(67,068)	(2,401,143)

Provision for Income Taxes:
Income Tax Benefit	-	-	-
Net Loss before minority interest	(301,883)	(67,068)	(2,401,143)

Minority Interest	42,702	-	101,219
Net loss for the year	$(259,181)	$(67,068)	$(2,299,924)

Other comprehensive income net of tax:
Foreign currency translation adjustment	$(194,062)	$(11,316)	$125,900

Total Comprehensive Loss	$(453,243)	$(78,384)	$(2,174,024)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.00)	$(0.04)
Weighted Average number of Common Shares used in per share calculations	44,854,700	46,811,222	49,045,802

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.
(A Development Stage Enterprise)
Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Shares	Par Value $0.001	Additional Paid-In Capital	Treasury Stock	Other Compre-hensive Income	Deficit Accumulated During Development Stage	Stockholders’ Equity

Balance – October 12, 2004 - (inception)	–	$ –	$ –	$ –	$ –	$ –	$ –
Stock issued for cash - October 12, 2004 (1)	30,000,000	30,000	-	-	-	(25,000)	5,000
Foreign Currency Translation Adjustment	-	-	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-
Balance – October 31, 2004	30,000,000	30,000	-	-	(5)	(25,000)	4,995
Stock issued for cash - March 4, 2005 (1)	33,000,000	33,000	22,000	-	-	-	55,000
Foreign Currency Translation Adjustment	-	-	-	-	(2,787)	-	(2,787)
Net Loss	-	-	-	-	-	(13,780)	(13,780)
Balance – October 31, 2005	63,000,000	63,000	22,000	-	(2,792)	(38,780)	43,428
Equity Compensation -
Granted August 1, 2006	-	-	21,620	-	-	-	21,620
Deferred equity compensation	-	-	(18,918)	-	-	-	(18,918)
Stock issued for cash - August 10, 2006	10,854,700	10,855	10,843,845	-	-	-	10,854,700
Stock issued on conversion
of Debentures -
August 10, 2006	1,000,000	1,000	999,000	-	-	-	1,000,000
Foreign Currency Translation Adjustment	-	-	-	-	496	-	496
Net Loss	-	-	-	-	-	(308,798)	(308,798)
Balance – October 31, 2006	74,854,700	74,855	11,867,547	-	(2,296)	(347,578)	11,592,528
Stock repurchased for cash-
November 6, 2006	(30,000,000)	-	-	(50,000)	-	-	(50,000)
Equity compensation expensed	-	-	10,808	-	-	-	10,808
Foreign Currency Translation Adjustment	-	-	-	-	322,258	-	322,258
Net Loss	-	-	-	-	-	(1,718,165)	(1,718,165)
Balance – January 31, 2008	44,854,700	$ 74,855	$ 11,878,355	$ (50,000)	$ 319,962	$ (2,065,743)	$ 10,157,429
Equity compensation expensed	-	-	2,702	-	-	-	2,702
Foreign Currency Translation Adjustment	-	-	-	-	(194,062)	-	(194,062)
Net Loss	-	-	-	-	-	(259,181)	(259,181)
Balance – January 31, 2008	44,854,700	$ 74,855	$ 11,881,057	$ (50,000)	$ 125,900	$ (2,324,924)	$ 9,706,888

(1) On May 6, 2006, the Company declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record date for the stock split was June 21, 2006. The stock split has been recorded retroactively.

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows

	(Unaudited) November 1, 2007 Through January 31, 2008	(Unaudited) November 1, 2006 Through January 31, 2007	(Unaudited) From Inception (October 12, 2004) Through January 31, 2008

Cash Flows from Operating Activities:
Net Loss	$(259,181)	$(67,068)	$(2,299,924)
Adjustments to reconcile net loss to
net cash used in operating activities:
Minority interest	(42,702)	-	(101,219)
Foreign Currency Income (loss)	(194,062)	(11,316)	125,900
Equity compensation expense	2,702	2,702	16,212
Loss on abandoned fixed assets	-	-	1,496
Office Equipment and Furniture: Depreciation	1,538	1,947	12,105
Changes in Operating assets and liabilities:
Prepaid expenses and deposits	(40,110)	(17,126)	(60,744)
Exclusivity agreement deposit	-	(84,960)	-
Rent Deposit	-	454	-
Accounts payable and accrued liabilities	(66,330)	(29,044)	523,525
Accounts payable to related party	(36,605)	(102)	238,417
Net Cash Used in Operating Activities	(634,750)	(204,513)	(1,544,232)

Cash Flows from Investing Activities:
Oil and gas property costs	(359,757)	-	(5,382,616)
Minority interest in subsidiary	127,846	-	825,959
Purchase of property and equipment	-	-	(37,369)
Net Cash Used in Investing Activities	(231,911)	-	(4,594,026)

Cash Flows from Financing Activities:
Repurchase of stock	-	(50,000)	(50,000)
Issue of convertible debentures	-	-	1,000,000
Sales of Common Stock	-	-	10,914,700
Net Cash (Used in) Provided by Financing Activities	-	(50,000)	11,864,700

Net Increase (Decrease) in Cash	(866,661)	(254,513)	5,726,442
Cash Balance, Beginning of Period	6,593,103	11,647,845	-
Cash Balance, End of Period	$5,726,442	$11,393,332	$5,726,442

Supplemental Disclosures:
Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-
Non-cash financing activities:
Conversion of debentures into stock and warrants	$-	$-	$1,000,000

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and history - Blacksands Petroleum, Inc. (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on October 12, 2004 as Lam Liang Corp. The Company was formed to design, produce and sell fashionable computer laptop cases for women through a subsidiary, which was subsequently dissolved on June 5, 2006. The Company’s operations were limited to general administrative operations and development of its first product line and the Company was considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7, and exited its plan of operation on May 6, 2006. To indicate its new direction into the unconventional oil industry, the Company filed a Certificate of Amendment to its Articles of Incorporation on June 9, 2006 to change its name from “Lam Liang Corp.” to “Blacksands Petroleum, Inc.” On August 3, 2007, the Company completed its purchase of 75% of the capital of Access Energy Inc. (“Access”). Prior to the purchase, the Company was a “shell company” as that term is defined in Rule 12b-2 of the Exchange Act. By consummating the purchase, the Company succeeded at its business plan, which was to enter the unconventional petroleum industry by acquiring a suitable target company.

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

Year end - The Company’s fiscal year end is October 31.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary Access Energy Inc. from the date of acquisition of August 3, 2007. All significant inter-company transactions and balances have been eliminated. The acquisition of 75% of the issued common stock of Access Energy Inc. is accounted for using the purchase method of accounting. Under the purchase method of accounting, the assets and liabilities of Access are recorded as of the acquisition date, at their fair market values, and added to those of Blacksands. The 25% share of the minority stockholders’ interest in the net assets of Access is recorded as a liability. Pre-acquisition losses of Access are eliminated on consolidation. The 25% share of the minority stockholders’ net post acquisition losses of Access are shown as a separate item on the consolidated statement of operations and are deducted from the minority stockholders’ interest in net assets.

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

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risks - The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 and by Canada Deposit Insurance Corporation (“CDIC”) up to Cdn$100,000. During quarter ended January 31, 2008, the Company has maintained bank balances exceeding the FDIC and CDIC insurance limits. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

Oil and Gas Properties - The Company follows the successful efforts method of accounting for its oil and natural gas properties. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties, which are determined to be productive, are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves. In accordance with Statement of Financial Accounting Standards No. 19, exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the quarter ended January 31, 2008, 14,054,700 options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the quarter ended January 31, 2007 there were 13,054,700 options and warrants excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (loss) – The Company’s funds at January 31, 2008 and at October 31, 2007 were held in Canadian and U.S. Dollar bank accounts. Foreign currency translation losses for the quarter ended January 31, 2008 amounted to $194,062. Foreign currency translation losses for the quarter ended January 31, 2007 were $11,316. Total foreign currency translation gains from October 12, 2004 to January 31, 2008 were $125,900. See note 8 regarding comprehensive income.

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses and deposits, accounts payable and accrued expenses approximate fair value at January 31, 2008 and at October 31, 2007 because of the relatively short maturity of the instruments.

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

New accounting pronouncements -In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact this statement will have on the consolidated financial statements of the Company once adopted.

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

2.	PROPERTY AND EQUIPMENT

The Company owns the following office equipment and furniture:

	January 31, 2008			October 31, 2007

	Cost	Accumulated depreciation	Net book value	Net book value

Furniture and fixtures	$18,752	$5,057	$13,695	$14,416
Office equipment	16,760	6,687	10,073	10,890

	$35,512	$11,744	$23,768	$25,306

Depreciation expense amounted to $1,538 and $1,947 for the quarters ended January 31, 2008 and 2007, respectively.

3.	OIL AND GAS PROPERTY COSTS

In the quarter ended January 31, 2008 and in the year ended October 31, 2007, the Company incurred property acquisition costs as follows:

	Three months Ended January 31, 2008	Year Ended October 31, 2007

Balance, beginning of period	$5,022,859	$—

Fair Value of property acquired August 3, 2007 on acquisition
of Access Energy Inc.	—	4,593,666
Costs incurred during the period	359,757	—
Costs incurred from August 3, 2007 to October 31, 2007	—	429,193

Total incurred during the period	359,757	5,022,859

Balance, end of year	$5,382,616	$5,022,859

During the year ended October 31, 2007, the Company spent funds to evaluate and to acquire properties with oil and gas potential in northern Saskatchewan and northern Alberta. During the quarter ended January 31, 2008, the Company incurred additional cost evaluating these properties and made payments contemplated in the acquisition agreements.

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

Pursuant to the terms of the Impact Benefit Agreement with BRDN, the Company is committed to make certain contributions to the BRDN. As at January 31, 2008, the Company had paid a total of Cdn$1,550,000 (approximately US$1,544,000) to the BRDN and is committed to further annual payments over the term of the agreement.

3.	OIL AND GAS PROPERTY COSTS – (continued)

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

Issued:

	Number of Shares	Par Value	Additional Paid in Capital	Treasury Stock

October 12, 2004 - Issued for cash	1,000,000	$1,000	$4,000	$—
March 2005 - Issued for cash	1,100,000	1,100	53,900	—

Balance October 31, 2005	2,100,000	2,100	57,900	—
June 21, 2006 - Stock Split 30:1	60,900,000	60,900	(57,900)	—
August 9, 2006 - Issued for cash	10,854,700	10,855	10,843,845	—
August 9, 2006 - On conversion of
Convertible Debentures	1,000,000	1,000	999,000	—

Balance, October 31, 2006	74,854,700	$74,855	$11,842,845	$—
Repurchase of stock for cash November.
6, 2006	(30,000,000)	—	—	(50,000)

Balance, October 31, 2007 and January 31, 2008	44,854,700	$74,855	$11,842,845	$(50,000)

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

4.	STOCKHOLDER’S EQUITY (continued)

Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share. Following the closing of the offering, the funds remained in escrow until the acquisition of Access Energy Inc. on August 3, 2007.

On May 6, 2006, the Company issued $1,000,000 of convertible debentures (see note 10 below) to two accredited investors. The Debentures converted into Units on August 9, 2006 at a conversion price of $1.00 per Unit for a total of 1,000,000 Units. Each Unit consisted of one share, on a post-split basis, of the Company’s common stock and one warrant to purchase a share of common stock. Each of these Warrants is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share.

On November 6, 2006, the Company purchased 30,000,000 shares of common stock from Darren Stevenson for $50,000 cash in accordance with the terms of the stock repurchase agreement.

As at January 31, 2008, there are 11,854,700 Warrants outstanding. Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share.

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

5.	RELATED PARTY TRANSACTIONS

As of January 31, 2008, there are no significant related party transactions between the Company and any of its officers or directors other than a consulting agreement between Access and a company controlled by the President and CEO and Director of the Company.

On November 1, 2005,Access entered into an agreement with Coniston Investment Corp. (“Coniston”), to provide management, consulting and advisory services to Access (the “Services”). These services include assisting Access in negotiating joint venture agreements, assisting in the formation of a team of technical experts, and other consulting and advisory services as required by Access from time to time. The agreement automatically renews for consecutive one-year terms unless terminated by either party in writing.

Coniston’s sole shareholder, President and CEO is the President and CEO of Access and, effective November 1, 2007, also of the Company. Pursuant to the agreement: (i) Accessshall pay Coniston a fee of: (i) Cdn$260,000 per annum, payable monthly (paid); (ii) Cdn$1,000,000 (the “Dene Fee”) in the event Access enters into an agreement with the BRDN and/or its associates or affiliates to develop hydrocarbon opportunities in a defined area within Treaty 10 lands which includes the traditional and historically occupied and used lands of the BRDN (paid in the year ended October 31, 2007); and (iii) Coniston will also be entitled to receive a 1.25% non-convertible overriding royalty based on 100% production (“GORR”) from any and all projects that Coniston brings to Access (the “Royalty Fee”).

During the quarter ended January 31, 2008, Coniston charged Access management fees of Cdn$68,250 including Goods and Services Tax (“GST”) which amount is included in the consolidated statement of operations. Amounts payable to Coniston of Cdn$239,326 (US$238,417) are shown as amounts payable to related parties as at January 31, 2008. The employment agreement with Darren Stevenson was terminated effective October 31, 2007.

6.	STOCK OPTIONS AND WARRANTS

On April 18, 2006, the Company entered into an employment agreement and a stock option agreement with Darren Stevenson. Under the Stock Option Agreement, Mr. Stevenson was, on April 18, 2006, granted options to purchase 1,000,000 shares of common stock of the Company on a post-split basis. All of the options, once vested, are exercisable at $2.00 per share. Options expire two years after the date of the grant. Options to purchase 100,000 shares vested on June 9, 2006 when the Company filed with the Secretary of State of Nevada an amendment to its Articles of Incorporation, which among other things, increased its authorized common stock to 300,000,000 shares and changed its name to “Blacksands Petroleum, Inc.” Options to purchase 200,000 shares vested on August 9, 2006 when the Company completed a common stock placement of US$10,854,700. Options to purchase 200,000 shares vested on January 1, 2007, and options to purchase 500,000 shares would have vested if the Company conducted a placement of at least US$50,000,000. On October 31, 2007 the Company cancelled these 500,000 options granted to Mr. Darren Stevenson as part of the termination of his employment agreement as President and CEO.

The Company valued the options issued to Mr. Stevenson at a $0 value based on a closing price of $0.03, an exercise price of $2.00, and a term of 2 years. The Company used the average historical volatility of 3 companies deemed to be in the same industry as the Company as 50.86%.

On August 1, 2006, the Company entered into a consulting agreement and a stock warrant agreement with Gregg Layton, which has been subsequently terminated effective February 29, 2008. Under the Stock Warrant Agreement, Mr. Layton received warrants to purchase 200,000 shares of our common stock with 50,000 warrants vesting on August 1, 2006. Warrants to purchase 25,000 shares of common stock vested on January 1, 2007, warrants to purchase 25,000 shares of common stock vested August 9, 2006 and warrants to purchase the final 100,000 shares of common stock would have vested if the Company conducted a placement of at least US$50,000,000 during Mr. Layton’s agreement with the Company. All of the warrants, once vested, were exercisable at $2.00 per share until July 31, 2008.

The Company valued the warrants issued to Mr. Layton at a $21,620 value based on a closing price of $1.00, an exercise price of $2.00, and a term of 2 years. The Company used the average historical volatility of 3 companies deemed to be in the same industry as the Company as 50.86%.

As at January 31, 2008, the Company has issued no other options or entered into stock option agreements with any other persons except as noted in Note 11.

As of June 26, 2006, the Company’s Board of Directors approved, and a majority of the Company’s stockholders ratified, the adoption of the Company’s 2006 Stock Option Plan (the “Plan”), pursuant to which the Board of Directors has the ability to provide incentives through the issuance of options, stock, restricted stock, and other stock-based awards, representing up to 6,000,000 shares of the Company’s common stock, to certain employees, outside directors, officers, consultants and advisors. As per Note 11, the Board of Directors approved a revised stock option plan on February 15, 2008 subject to regulatory and shareholder approvals. Other than options granted on February 15, 2008, as described in Note 11, no awards have been granted under the Plan as of January 31, 2008.

6.	STOCK OPTIONS (continued)

A summary of the Company’s stock option activity and related information for the quarters ended January 31, 2008 and January 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 31, 2005	—	—
Granted	1,000,000	$2.00
Exercised	—	—
Cancelled	—	—

Outstanding at January 31, 2007	1,000,000	$2.00
Granted	—	—
Exercised	—	—
Cancelled	(500,000)	$2.00

Outstanding at January 31, 2008	500,000	$2.00

On October 31, 2007, the Company cancelled 500,000 options granted to Mr. Darren Stevenson as part of the termination of his employment agreement as President and CEO.

A summary of options granted, vested and cancelled during the quarters ended January 31, 2008 and 2007 is as follows:

	Options Granted/(Cancelled)			Options Vested

	Number of Options	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Life (years)	Weighted Average Exercise Price

January 31, 2007
Vested January 1, 2007	—	—	—	200,000	0.25	$2.00
January 31, 2008
Granted or vested	—	—	—	—	—	—

A summary of the Company’s stock warrant activity and related information for the quarters ended January 31, 2008 and 2007 is as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at October 31, 2006	12,054,700	$2.98
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at January 31, 2007	12,054,700	$2.98
Granted - August 3, 2007	1,500,000	$2.00
Exercised	—	—
Cancelled	—	—

Outstanding at January 31, 2008	13,554,700	$2.87

7.	COMPREHENSIVE INCOME

The functional currency of the Company is the Canadian Dollar. At January 31, 2008, the Company maintained account balances of Cdn$128,267 (approximately US$127,780) and US$5,598,662.

8.	LITIGATION

As of January 31, 2008, the Company is not aware of any current or pending litigation, which may affect the Company’s operations.

9	LEASE COMMITMENTS

The Company renegotiated the lease for its Calgary office space commencing April 1, 2007 for a period of one year at a monthly rent of Cdn$6,684 (approximately US$6,658). The Company does not intend to renew its Calgary office space when the current lease expires at the end of March 2008.

Rent expense for the quarter ended January 31, 2008 and 2007 was $20,823 and $14,781, respectively.

10.	ACQUISITION OF ACCESS ENERGY INC. (“ACCESS”)

On August 3, 2007, pursuant to a Common Stock Purchase Agreement (“Purchase Agreement”), the Company purchased 600 newly issued shares of common stock of Access, representing 75.0% of its common stock for an aggregate sum of Cdn$3,427,935.23 (US$3,234,545), and common stock purchase warrants to acquire 1,500,000 of the Company’s shares of common stock (“Access Warrants”). Prior to the Purchase, the Company was a “shell company” as that term is defined in Rule 12b-2 of the Exchange Act. By consummating the Purchase, the Company succeeded at its business plan, which was to enter the unconventional petroleum industry by acquiring a suitable target company. The Company paid the purchase price in four segments: (i) Cdn$3,077,935.23 in cash; (ii) Cdn$250,000 by offset against the amount held in escrow created on May 17, 2007; (iii) Cdn$100,000 that was paid to Access pursuant to the Exclusivity Agreement; and (iv) the Access Warrants. The Company obtained the cash portion of the purchase price from funds released from the restricted cash held in an escrow account. On August 28, 2007, the balance of restricted cash held in escrow was released and transferred to the Company’s bank account. Blacksands intends to operate Access to continue in the business that Access engaged in prior to the acquisition. Prior to the acquisition, no material relationship existed between the Company and Access. The acquisition has been accounted for using the purchase method of accounting. Under the purchase method of accounting, the assets and liabilities of Access are recorded as of the acquisition date, at their fair market values, and added to those of the Company. The 25% share of the minority stockholder’s interest has been recorded as a liability. Pre-acquisition losses of Access are eliminated on consolidation.

On August 31, 2007, the Company advanced Cdn$1,100,000 (US$1,046,622) to Access for its working capital requirements. These advances are treated as contributed capital.

The Proforma unaudited consolidated statement of operations for the quarter ended January 31, 2007 is as follows:

Blacksands Petroleum, Inc.
(A Development Stage Enterprise)
Proforma Consolidated Statement of Operations
For the three months ended January 31, 2007
(Unaudited)

	Access Energy Inc. Cdn$	Proforma Adjustment Cdn$		Access Energy Inc. Adjusted Cdn$	Access Energy Inc. Adjusted US$	Blacksands Petroleum, Inc. US$	Combined US$	Proforma Adjustment US$		Proforma Consolidated US$

REVENUES:

Revenue
Total Revenues	-	-		-	-	-	-	-		-

EXPENSES:
Professional Fees	-			-	-	144,529	144,529	-	b	144,529
Employee remuneration	75,125			75,125	86,799	12,895	99,694	(86,799)	b	12,895
Depreciation	-			-	-	1,947	1,947	-		1,947
Exploration expenses	-	206,554	a	206,554	238,652	-	238,652	(238,652)	b	-
Office and Administration	1,958			1,958	2,262	29,926	32,188	(2,262)	b	29,926
Total Expenses	77,083	206,554		283,637	327,713	189,297	517,010	(327,713)		189,297
Net loss from Operations	(77,083)	(206,554)		(283,637)	(327,713)	(189,297)	(517,010)	327,713		(189,297)
Other Income and Expenses:
Interest Income	-			-	-	120,820	120,820			120,820
Gain (loss) from Currency Transaction	-			-	-	1,409	1,409			1,409
Interest expense	(14,115)			(14,115)	(16,308)	-	(16,308)	16,308	b	-
Net Loss before Taxes	(91,198)	(206,554)		(297,752)	(344,021)	(67,068)	(411,089)	344,021		(67,068)

Provision for Income Taxes:
Income Tax Benefit	-			-	-	-				-
Net Loss	(91,198)	(206,554)		(297,752)	(344,021)	(67,068)	(411,089)	344,021		(67,068)
Other Comprehensive Income (Loss)
Foreign currency translation adjustment	-	-		-	(31,401)	(11,316)	(42,717)	31,401		(11,316)

Total Comprehensive Loss	(91,198)	(206,554)		(297,752)	(375,422)	(78,384)	(453,806)	375,422		(78,384)

Adjustments included in the columns under the heading “Pro Forma Adjustments” include the following:

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

(b).        To eliminate pre-acquisition expenses and losses of Access in the statement of operations.

11.	SUBSEQUENT EVENTS

The Board of Directors approved a revised stock option plan for the Company on February 15, 2008. The revised stock option plan is subject to regulatory and shareholder approvals.

Also on February 15, 2008, the Board of Directors approved the grant of 2,200,000 stock options to officers, directors and consultants of the Company. These options are exerciseable at $1.90 per share for a term of five years, subject to all necessary approvals, and have the following vesting provisions:

-	991,666 options vested immediately;
-	604,166 options vest when the stock price trades at or above $2.50 for ten consecutive trading days; and
-	604,168 options vest when the stock price trades at or above $3.00 for ten consecutive trading days

Also on February 15, 2008, the Board of Directors approved an advance of approximately Cdn$2,258,000 (US$2,264,829) to Access for its working capital requirements. This advance is treated as contributed capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our most recent annual report on Form 10-KSB under the heading “Risk Factors and Uncertainties” (see Part 1, Item 1 in such report), as amended in this report under the heading “Risk Factors” (see Part II, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report.

On August 3, 2007, we completed the purchase of 75% of Access Energy Inc. (“Access”) for cash of $3,234,544 and 1,500,000 warrants to purchase shares of our common stock issued to the former sole stockholder of Access. Prior to our acquisition of Access (the “Purchase”), we were an exploration stage company with no revenues. As a result of the Purchase, our plan of operation, results of operations and financial condition differ materially from those that existed prior to the Purchase.

The initial exploration project for Access is named the “A10 Project” and lies on a portion of the traditional land of the Buffalo River Dene Nation (the “BRDN”) subject to Treaty 10 (“Treaty 10”) in western Saskatchewan on the border with Alberta (the “Project Land”). The BRDN is a party to Treaty 10 with Her Majesty the Queen in the Right of Canada (the “Crown”) which recognizes lands and water belonging to the BRDN whose territory is situated partly in the Province of Saskatchewan and partly in the Province of Alberta. Upon entering into Treaty 10, the BRDN did not cede, release, surrender or yield to the Crown any or all rights, titles and privileges whatsoever to the BRDN’s traditional territories. Lands and waters described in Treaty 10 form a part of the traditional territories of the BRDN. On November 3, 2006, Access entered into a joint venture agreement, which was amended on May 9, 2007, and on May 24, 2007, Access entered into an Impact Benefit Agreement with the BRDN granting Access exclusive access to explore and develop its traditional lands. A copy of this agreement was filed as Exhibit 10.8 to our Form 8-K filed on August 8, 2007.

Subsequent to the Purchase, we have continued work to obtain the permits, licenses and sub-surface rights necessary to commence our exploration activities.

At a Board of Directors’ meeting on February 15, 2008, the Board of Directors approved operating budgets for the Company and for Access for the year ended October 31, 2008. The Access budget included cost expectations to obtain the required permits, approvals, licences and sub-surface rights which would enable the Company to carry out work on the A10 Project.

The Company is committed, under the Unanimous Shareholders' Agreement among Access, the Company and the minority shareholder, to contribute sufficient capital to Access to meet Access’s planned financial commitments until such time as Access has sufficient internal capital resources to fund its commitments without such contributions. These contributions are treated as a contribution of capital, with no increase in our current 75% equity participation in Access. Therefore, all contributions that we make to Access are dilutive to our shareholders as to 25% of such contributions. The minority shareholder is not obligated to provide any funding to Access in order to maintain his 25% interest in Access.

Unless the context otherwise requires, all references in this report to “Blacksands”, “the Company”, ’we”, ’us” or ’our” refer to both Blacksands and Access. In our consolidated financial statements, this management’s discussion and analysis and elsewhere in this report, unless otherwise noted, we include 100% of the accounts of Access from the date of acquisition of August 3, 2007. For a discussion of our principles of consolidation, see Note 1 to the interim consolidated financial statements included in this report.

Consolidated Results of Operations

For the three months ended January 31, 2008, and since the date of inception, we have not yet generated any revenues.

We incurred total operating expenses of $356,957 for the three months ended January 31, 2008, as compared to total operating expenses of $189,297 for the three months ended January 31, 2007. The increase in our expenses was principally due to our ceasing to be a “shell company” and our commencement of operations. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports as well as the management fees paid to Coniston Investment Corp. (“Coniston”) of $67,847 as well as Directors’ fees of $21,667. The significant operating expenses include professional fees of $141,885 for the three months ended January 31, 2008 incurred in connection with filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters as compared with professional fees of $144,529 for the three months ended January 31, 2007. The office and administration expenses of $56,319 for the three months ended January 31, 2008 include rent, travel, telephone and other office expenses as compared to office and administration expenses of $29,926 for the three months ended January 31, 2007. We also incurred oil and gas exploration expenses of $67,454 for the three months ended January 31, 2008 compared with oil and gas exploration expenses of $0 for the three months ended January 31, 2007.

We earned total interest income of $52,584 for the three months ended January 31, 2008, as compared to total interest income of $120,820 for the three months ended January 31, 2007. The interest was earned on the balance of proceeds of the private placement on August 9, 2006 of $10,854,700, and has declined as we have used the cash in our operations and the unused balance of such proceeds has declined as well as reduced interest rates offered by our bank.

Our total comprehensive loss for the three months ended January 31, 2008 was $453,243, as compared to total comprehensive loss of $78,384 for the three months ended January 31, 2007, and a total comprehensive loss of $2,174,024 from inception on October 12, 2004 to January 31, 2008.

Net cash used in investing activities for the three months ended January 31, 2008 was $231,911, as compared to $0 for the three months ended January 31, 2007 and $4,594,026 for the period from inception on October 12, 2004 to January 31, 2008. There was no cash used by or provided from financing activities during the three months ended January 31, 2008. Cash used by financing activities for the three months ended January 31, 2007 was $50,000, resulting from our repurchase of 30,000,000 shares of common stock from Mr. Stevenson on November 6, 2006.

We are still in the exploration stage and have generated no revenues to date.

Selected Consolidated Financial Information

	January 31, 2008	October 31, 2007
Current Assets	$ 5,787,186	$ 6,613,737
Total Assets	11,193,570	11,661,902
Current Liabilities	761,942	864,877
Stockholders’ Equity	9,706,888	10,157,429

Liquidity and Capital Resources

At January 31, 2008, we had cash in the bank of $5,726,442.

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

Our stockholders’ equity at January 31, 2008 was $9,706,888.

Subsequent to the quarterend, on February 15, 2008, the Board of Directors approved an advance of approximately Cdn$2,258,000 (US$2,264,829) to Access for its working capital requirements. This advance is treated as contributed capital.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Table of Contractual Obligations
	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$6,658[1]	$6,658	-	-	-
Purchase obligations	$258,989[2]	$194,242	$64,747	-	-
Total	$265,647	$200,900	$64,747	-	-

[1]

The Company renegotiated the lease for its Calgary office space commencing April 1, 2007 for a period of one year at a monthly rent of Cdn$6,684 (approximately US$6,658). The Company does not intend to renew its Calgary office space when the current lease expires at the end of March 2008.

[2]

On November 1, 2005, Access entered into an agreement with Coniston to provide management, consulting and advisory services to Access (the “Services”). These services include assisting Access in negotiating joint venture agreements, assisting in the formation of a team of technical experts, and other consulting and advisory services as required by Access from time to time. The agreement automatically renews for consecutive one-year terms unless terminated by either party in writing.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

While the Company’s reporting currency is U.S. dollars, the Company’s principal executive offices and its principal exploration property, the A10 Project, are located in Canada, and most of its contractual obligations are payable in Canadian dollars. For this reason, the Company is subject to Canada-U.S. exchange rate risk. The Company considers the amount of risk to be manageable and does not currently, nor is it likely in the foreseeable future to, conduct hedging to reduce its exchange rate risk. A hypothetical 10% increase in the value of one Canadian dollar expressed in U.S. dollars during the quarter ended January 31, 2008 would have caused an approximate $2,000 increase in the Company’s expenses for the quarter, and an equivalent decrease in the value of one Canadian dollar would have caused a $2,000 decrease in the Company’s expenses for the quarter. A hypothetical 10% increase in the value of one Canadian dollar expressed in U.S. dollars during the quarter ended January 31, 2008 would have caused an approximate $223,000 increase in the Company’s other comprehensive loss and a corresponding decrease in stockholders’ equity for the quarter, and an equivalent decrease in the value of one Canadian dollar would have caused a $223,000 decrease in the Company’s other comprehensive loss and a corresponding increase in stockholders’ equity for the quarter.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company’s risk factors have not changed materially from those set forth under the heading “Risk Factors and Uncertainties” in the Company’s most recent annual report on Form 10-KSB, except as follows:

The Company and its shareholders may be adversely affected by recent rule amendments making Rule 144 unavailable for Company securities.

Rule 144 under the Securities Act of 1933 provides a safe harbour under which holders of restricted securities and affiliates of an issuer may resell their securities into the public market. Effective February 15, 2008, Rule 144 was amended to make it unavailable for securities of former shell companies until, among other things, twelve months have elapsed since the former “shell company” has filed “Form 10 information” with the Securities and Exchange Commission. The Company was a “shell company” until August 3, 2007, when it acquired 75% of Access. On August 8, 2007, the Company filed a Form 8-K report that was intended to satisfy the “Form 10 information” requirement. Accordingly, Rule 144 is no longer available to permit our shareholders to resell their Company securities. No assurance can be provided as to the date that the Company’s securities will again become eligible for resale under Rule 144.

The unavailability of the Rule 144 resale exemption for our securities may adversely affect our ability to raise additional financing on a private placement basis, and may adversely affect the ability of our private placees and affiliates to resell their securities into the public market, all of which could have a material adverse effect on us and our shareholders.

Our funding of Access is dilutive to our shareholders.

The Company is committed, under the Unanimous Shareholders' Agreement among Access, the Company and the minority shareholder, to contribute sufficient capital to Access to meet Access's planned financial commitments until such time as Access has sufficient internal capital resources to fund its commitments without such contributions.  These contributions are treated as a contribution of capital, with no increase in our current 75% equity participation in Access.  Therefore, all contributions that we make to Access are dilutive to our shareholders as to 25% of such contributions.  The minority shareholder is not obligated to provide any funding to Access in order to maintain his 25% interest in Access.

In addition, we may have insufficient capital resources to satisfy this obligation.  If we are unable to satisfy our contractual obligation to fund Access, we may be liable for breach of contract.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

(a)	Form 8-K Information

On February 15, 2008, the Board of Directors approved a new stock option plan for the Company. The material terms of the amended plan are as follows:

The purpose of the plan is to enhance shareholder value by (i) providing a long-term incentive to the Company’s key service providers, including directors, officers and employees; (ii) improving the ability of the Company to attract, retain and motivate its key personnel; and (iii) encouraging participants in the plan to maintain a significant level of investment in the Company, thereby closely aligning their personal interests with those of the shareholders.

The plan is administered by the Board of Directors.

The maximum number of common shares subject to issuance under the plan is not to exceed 10% of the issues and outstanding at the time of the grant.

Options may be granted under the plan by the Board of Directors to any director, officer, employee, consultant or advisor of the Company or any subsidiary of the Company; provided, however, that a consultant or advisor shall only be eligible to receive options under the plan if such person is a natural person, provides bona fide services to the Company and the services provided by such consultant or advisor are not in connection with the offer or sale of securities in a capital-raising transaction, and do not directly or indirectly promote or maintain a market for the Company’s securities. The exercise price of options granted under the plan may not be less than the market price of the shares on the date of grant, calculated as set forth in the plan. Each option shall be governed by an option agreement. In no event may the term of an option exceed ten years from the date of grant. Options may not be transferred or assigned, except in limited circumstances.

If an optionee dies or becomes disabled prior to the termination of an option, the option shall be exercisable, to the extent exercisable on the date of death or disability, for a period of six months thereafter. If an optionee is terminated for cause, the option shall immediately terminate. If an optionee is terminated for any other reason, the option shall be exercisable, to the extent exercisable on the date of termination, for a period of 30 days thereafter.

On February 15, 2008, the Board of Directors also approved the grant of stock options under the plan to five directors and executive officers and two consultants of the Company exercisable for an aggregate of 2,200,000 common shares of the Company, as set forth below:
Name and Title	Shares Subject to Option	Exercise Price per Share	Vesting of Option	Term
Paul Parisotto, President, Chief Executive Officer and Director	850,000	$1.90	250,000 immediately; 300,000 when our shares trade at $2.50 for 10 consecutive trading days; and 300,000 when our shares trade at $3.00 for 10 consecutive trading days	Five years
Rick Wilson, Chief Financial Officer and Director	300,000	$1.90	200,000 immediately; 50,000 when our shares trade at $2.50 for 10 consecutive trading days; and 50,000 when our shares trade at $3.00 for 10 consecutive trading days	Five years
Bruno Mosimann, Director	350,000	$1.90	250,000 immediately; 50,000 when our shares trade at $2.50 for 10 consecutive trading days; and 50,000 when our shares trade at $3.00 for 10 consecutive trading days	Five years
Mark Holcombe, Director	250,000	$1.90	One-third immediately; one-third when our shares trade at $2.50 for 10 consecutive trading days; and one-third when our shares trade at $3.00 for 10 consecutive trading days	Five years

Darren Stevenson, Director (Mr. Stevenson has 500,000 options previously granted)	250,000	$1.90	One-third immediately; one-third when our shares trade at $2.50 for 10 consecutive trading days; and one-third when our shares trade at $3.00 for 10 consecutive trading days.	Five years
Two Consultants (Aggregated)	200,000	$1.90	125,000 immediately; 37,500 when our shares trade at $2.50 for 10 consecutive trading days; and 37,500 when our shares trade at $3.00 for 10 consecutive trading days	Five years

The new plan and the grants described above are subject to shareholder approval, and are also subject to regulatory approvals, if necessary. The Company is considering technical amendments to the plan, and intends to submit the plan, as amended, for shareholder approval at the Company’s next shareholder meeting.

(b)	Director Nomination Procedures

The Company does not have any established procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 24, 2008	BLACKSANDS PETROLEUM, INC.

By: /s/ Paul A. Parisotto _________________________________________ Name: Paul A. Parisotto Title: Chief Executive Officer (Principal Executive Officer)

By: /s/ Rick Wilson _________________________________________ Name: Rick Wilson Title: Chief Financial Officer (Principal Financial Officer)