Form 10-Q
period 2008-04-30
BLACKSANDS PETROLEUM, INC.
filed 2008-06-16
CIK 1308137

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended April 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
    Yes ☐ No ☒

There were 44,854,700 shares of Common Stock outstanding as of June 16, 2008.

INDEX

Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Consolidated Balance Sheets as of April 30, 2008 (unaudited) and October 31, 2007	1

Consolidated Statements of Operations (unaudited) for the six months ended April 30, 2008	2

Consolidated Statements of Changes in Stockholders’ Equity (unaudited) for the six months ended April 30, 2008	3

Consolidated Statements of Cash Flows (unaudited) for the six months ended April 30, 2008	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	22

Item 1A.	Risk Factors.	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES	23

i

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended April 30, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	As of	As of
	April 30, 2008	October 31, 2007

A S S E T S

Current Assets
Cash held at bank	$4,698,546	$6,548,707
Cash held in attorney’s trust account	-	44,396
Prepaid expenses and deposits	34,806	20,634
Total Current Assets	4,733,352	6,613,737

Property and Equipment – net (note 2)	-	25,306
Oil and Gas property costs (note 3)	6,398,253	5,022,859
Total Capital Assets	6,398,253	5,048,165

Total Assets	$11,131,605	$11,661,902

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	$212,594	$589,855
Accounts payable to related parties (note 6)	164,495	275,022
Total Current Liabilities	377,089	864,877

Minority Interest	1,266,056	639,596
Total Liabilities	1,643,145	1,504,473

Stockholders’ Equity
Preferred Stock (note 4)	-	-
Common Stock (note 4)	74,855	74,855
Additional Paid-in-Capital	11,886,465	11,878,355
Treasury stock, at cost	(50,000)	(50,000)
Accumulated Comprehensive Loss	114,248	319,962
Deficit accumulated during the exploration stage	(2,537,108)	(2,065,743)
Total Stockholders’ Equity	9,488,460	10,157,429

Total Liabilities and Stockholders’ Equity	$11,131,605	$11,661,902

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statements of Operations

	Unaudited For the Six Months Ended April 30, 2008	Unaudited For the Six Months Ended April 30, 2007	Unaudited For the Three Months Ended April 30, 2008	Unaudited For the Three Months Ended April 30, 2007	Unaudited From Inception (October 12, 2004) through April 30, 2008

Revenues:
Revenue	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

Expenses:
Professional Fees	261,551	209,792	119,666	65,263	1,193,621
Loss on sale of fixed assets	12,588	-	12,588	-	14,084
Management fees	172,897	25,993	83,136	13,098	356,654
Depreciation	3,076	4,006	1,538	2,059	13,643
Office and Administration	100,654	56,906	44,271	26,982	382,115
Exploration expenses (note 12)	67,454	1,124,029	-	1,124,029	1,295,007
Total Expenses	618,220	1,420,726	261,199	1,231,431	3,255,124
Net loss from Operations	(618,220)	(1,420,726)	(261,199)	(1,231,431)	(3,255,124)

Other Income and Expenses:
Interest Income	85,018	238,260	32,434	117,440	626,530
Gain (loss) from Currency Transaction	2,251	1,238	(239)	(171)	(1,553)
Net Loss before Taxes	(530,951)	(1,181,228)	(229,004)	(1,114,162)	(2,630,147)

Provision for Income Taxes:
Income Tax Benefit	-	-	-	-	-
Net Loss before minority interest	(530,951)	(1,181,228)	(229,004)	(1,114,162)	(2,630,147)
Minority Interest	59,521	-	16,820	-	118,039

Net Loss for the period	$(471,430)	$(1,181,228)	$(212,184)	$(1,114,162)	$(2,512,108)

Other Comprehensive Income (Loss)	$(205,714)	$(2,520)	$(11,652)	$8,796	$114,248

Total Comprehensive Loss	$(677,144)	$(1,183,748)	$(223,836)	$(1,105,366)	$(2,397,860)

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.03)	$(0.00)	$(0.02)	$(0.05)
Weighted Average number of Common Shares used in per share calculations	44,854,700	45,849,175	44,854,700	44,854,700	51,936,652

See accompanying notes to Consolidated Financial Statements

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Shares	Par Value $0.001	Additional Paid-In Capital	Treasury Stock	Other Comprehensive Income	Deficit Accumulated During Exploration Stage	Stockholders' Equity

Balance – October 12, 2004 - (inception)	—	$—	$—	$—	$—	$—	$—
Stock issued for cash -
October 12, 2004(1)	30,000,000	30,000	—	—	—	(25,000)	5,000
Foreign Currency Translation Adjustment	—	—	—	—	(5)	—	(5)
Net Loss	—	—	—	—	—	—	—

Balance – October 31, 2004	30,000,000	30,000	—	—	(5)	(25,000)	4,995

Stock issued for cash -
March 4, 2005(1)	33,000,000	33,000	22,000	—	—	—	55,000
Foreign Currency Translation Adjustment	—	—	—	—	(2,787)	—	(2,787)
Net Loss	—	—	—	—	—	(13,780)	(13,780)

Balance – October 31, 2005	63,000,000	63,000	22,000	—	(2,792)	(38,780)	43,428

Equity Compensation -
Granted August 1, 2006	—	—	21,620	—	—	—	21,620
Deferred equity compensation	—	—	(18,918)	—	—	—	(18,918)
Stock issued for cash -
August 10, 2006	10,854,700	10,855	10,843,845	—	—	—	10,854,700
Stock issued on conversion of Debentures
August 10, 2006	1,000,000	1,000	999,000	—	—	—	1,000,000
Foreign Currency Translation Adjustment	—	—	—	—	496	—	496
Net Loss	—	—	—	—	—	(308,798)	(308,798)

Balance – October 31, 2006	74,854,700	74,855	11,867,547	—	(2,296)	(347,578)	11,592,528

Stock repurchased for cash-
November 6, 2006	(30,000,000)	—	—	(50,000)	—	—	(50,000)
Equity compensation expensed	—	—	10,808	—	—	—	10,808
Foreign Currency Translation Adjustment	—	—	—	—	322,258	—	322,258
Net Loss	—	—	—	—	—	(1,718,165)	(1,718,165)

Balance – October 31, 2007	44,854,700	$74,855	$11,878,355	$(50,000)	$319,962	$(2,065,743)	$10,157,429

Equity compensation expensed	—	—	8,110	—	—	—	8,110
Foreign Currency Translation Adjustment	—	—	—	—	(205,714)	—	(205,714)
Net Loss	—	—	—	—	—	(471,365)	(471,365)

Balance – April 30, 2008	44,854,700	$74,855	$11,886,465	$(50,000)	$114,248	$(2,537,108)	$9,488,460

(1)

On May 6, 2006, the Company declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record date for the stock split was June 21, 2006. The stock split has been recorded retroactively.

See accompanying notes to Consolidated Financial Statements

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

	Unaudited) November 1, 2007 Through April 30, 2008	(Unaudited) November 1, 2006 Through April 30, 2007	(Unaudited) From Inception (October 12, 2004) Through April 30, 2008
Cash Flows from Operating Activities:
Net Loss	$(471,365)	$(1,181,228)	$(2,512,108)
Adjustments to reconcile net loss to
net cash used in operating activities:
Minority interest	(59,522)	-	(118,039)
Foreign Currency Income (loss)	(205,714)	(2,520)	114,248
Equity compensation expense	8,110	5,404	21,620
Loss on sale of fixed assets	12,588	-	14,084
Office Equipment and Furniture: Depreciation	3,076	4,006	13,643
Changes in Operating assets and liabilities:
Prepaid expenses and deposits	(14,172)	(24,525)	(34,806)
Exclusivity agreement deposit	-	(90,080)	-
Rent Deposit	-	(116)	-
Accounts payable and accrued liabilities	(377,261)	1,068,581	212,594
Accounts payable to related party	(110,527)	26	164,495
Net Cash Used in Operating Activities	(1,214,787)	(220,452)	(2,124,269)

Cash Flows from Investing Activities:
Oil and gas property costs	(1,375,394)	-	(6,398,253)
Minority interest in subsidiary	685,982	-	1,384,095
Proceeds of sale of fixed assets	9,642	-	9,642
Purchase of property and equipment	-	(2,104)	(37,369)
Net Cash Used in Investing Activities	(679,770)	(2,104)	(5,041,885)

Cash Flows from Financing Activities:
Repurchase of stock	-	(50,000)	(50,000)
Issue of convertible debentures	-	-	1,000,000
Sales of Common Stock	-	-	10,914,700
Net Cash (Used in) Provided by Financing Activities	-	(50,000)	11,864,700

Net Increase (Decrease) in Cash	(1,894,557)	(272,556)	4,698,546
Cash Balance, Beginning of Period	6,593,103	11,647,845	-
Cash Balance, End of Period	$4,698,546	$11,375,289	$4,698,546

Supplemental Disclosures:
Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-
Non-cash financing activities:
Conversion of debentures into stock and warrants	$-	$-	$1,000,000

See accompanying notes to Consolidated Financial Statements

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and history - Blacksands Petroleum, Inc. (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on October 12, 2004 as Lam Liang Corp. The Company was formed to design, produce and sell fashionable computer laptop cases for women through a subsidiary, which was subsequently dissolved on June 5, 2006. The Company’s operations were limited to general administrative operations and development of its first product line and the Company was considered a development stage company in accordance with Statement of Financial Accounting Standards No. 7. The Company exited its plan of operation on May 6, 2006. To indicate its new direction into the unconventional oil industry, the Company filed a Certificate of Amendment to its Articles of Incorporation on June 9, 2006 to change its name from “Lam Liang Corp.” to “Blacksands Petroleum, Inc.” On August 3, 2007, the Company completed its purchase of 75% of the capital of Access Energy Inc. (“Access”). Prior to the purchase, the Company was a “shell company” as that term is defined in Rule 12b-2 of the Exchange Act. By consummating the purchase, the Company succeeded at its business plan, which was to enter the unconventional petroleum industry by acquiring a suitable target company.

Going Concern - The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s business plan. As reflected in the accompanying financial statements, the Company has incurred net losses and negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Concentration of credit risks - The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 and by Canada Deposit Insurance Corporation (“CDIC”) up to Cdn$100,000. During the quarter ended April 30, 2008, the Company has maintained bank balances exceeding the FDIC and CDIC insurance limits. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

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

Property and equipment - Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 3 to 27 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives. Upon sale or other disposition of a depreciable property, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statement of operations.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the quarter ended April 30, 2008, 14,054,700 options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the quarter ended April 30, 2007 there were 13,054,700 options and warrants excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (loss) – The Company’s funds at April 30, 2008 and at October 31, 2007 were held in Canadian and U.S. Dollar bank accounts. Foreign currency translation losses for the quarter ended April 30, 2008 amounted to $11,652. Foreign currency translation losses for the quarter ended April 30, 2007 were $2,502. Total foreign currency translation gains from October 12, 2004 to April 30, 2008 were $114,248. See note 7 regarding comprehensive income.

Foreign Currency Translation – The Company uses the United States Dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52 - “Foreign Currency Translation”. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholder’s equity, if applicable.

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses and deposits, accounts payable and accrued expenses approximate fair value at April 30, 2008 and at October 31, 2007 because of the relatively short maturity of the instruments.

Revenue recognition - The Company has no revenues to date from its operations.

Stock based compensation - In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard became effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company has adopted this standard effective for the year ended October 31, 2006.

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

A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurement. The Company does not expect the adoption of SFAS 159 to materially effect the Company’s financial po sition or results of operations.

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

2.	PROPERTY AND EQUIPMENT (continued)

The Company owns the following office equipment and furniture:

	April 30, 2008			October 31, 2007
	Cost	Accumulated depreciation	Net book Value	Net book Value
Furniture and fixtures	$ –	$ –	$ –	$ 14,416
Office equipment	–	–	–	10,890
	$ –	$ –	$ –	$ 25,306

Depreciation expense amounted to $1,538 and $2,059 for the quarters ended April 30, 2008 and 2007, respectively. During the quarter ended April 30, 2008, the Company sold the furniture and equipment in its Calgary office following the relocation of its Head Office to Toronto.

3.	OIL AND GAS PROPERTY COSTS

In the quarter ended April 30, 2008 and in the year ended October 31, 2007, the Company incurred property acquisition costs as follows:

	Six months Ended	Year Ended
	April 30, 2008	October 31, 2007

Balance, beginning of period	$ 5,022,859	$ –

Fair Value of property acquired August 3, 2007 on acquisition of Access Energy Inc.	-	4,568,558
Costs incurred during the period	1,375,394	-
Costs incurred from August 3, 2007 to October 31, 2007	-	454,301
Total incurred during the period	1,375,394	5,022,859

Balance, end of year	$ 6,398,253	$ 5,022,859

During the year ended October 31, 2007, the Company spent funds to evaluate and to acquire properties with oil and gas potential in northern Saskatchewan and northern Alberta. During the six months ended April 30, 2008, the Company incurred additional costs evaluating these properties and made payments contemplated in the acquisition agreements.

On November 3, 2006, the Company entered into a joint venture agreement (“JV Agreement”), which was amended on May 9, 2007, and March 17, 2008, and on May 24, 2007, the Company entered into an Impact Benefit Agreement with the Buffalo River Dene Nation (“BRDN”) which was amended on March 17, 2008, to explore and develop its traditional lands in northern Saskatchewan and Alberta.

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

Pursuant to the terms of the Impact Benefit Agreement with BRDN, the Company is committed to make certain contributions to the BRDN. As at April 30, 2008, the Company had paid a total of approximately Cdn$1,728,000 (approximately US$1,716,000) to the BRDN and is committed to further annual payments over the term of the agreement.

3.	OIL AND GAS PROPERTY COSTS – (continued)

The funding provided to the BRDN under the Impact Benefit Agreement is recoverable to the Company under the JV Agreement before the payment of the BRDN net profit interest. These costs are capitalized as acquisition-related costs associated with oil and gas property interests, and will be credited when recovered.

4.	STOCKHOLDER’S EQUITY

Preferred Stock and Common Stock

Authorized:

On June 9, 2006, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase the authorized share capital (the “Share Increase”) from 75,000,000 shares of Common Stock, par value $0.001, to 310,000,000 shares, comprised of 300,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, par value $0.001. In addition, on May 6, 2006, our Board of Directors declared a 30:1 forward stock split (the “Stock Split”) in the form of a dividend. The record and payment date for the stock dividend was June 21, 2006. Appropriate revisions have been made to the financial statements for the year ended October 31, 2006 to reflect the Share Increase and the Stock Split.

Common Stock Issued:

	Number of Shares	Par Value	Additional Paid in Capital	Treasury Stock

October 12, 2004 - Issued for cash	1,000,000	$ 1,000	$ 4,000	$ –
March 2005 - Issued for cash	1,100,000	1,100	53,900	–
Balance October 31, 2005	2,100,000	2,100	57,900	–
June 21, 2006 – Stock Split 30:1	60,900,000	60,900	(57,900)	–
August 9, 2006 – Issued for cash	10,854,700	10,855	10,843,845	–
August 9, 2006 – On conversion of
Convertible Debentures	1,000,000	1,000	999,000	–
Balance, October 31, 2006	74,854,700	$ 74,855	$ 11,842,845	$ –
Repurchase of stock for cash – November 6, 2006	(30,000,000)	–	–	(50,000)
Balance, October 31, 2007 and April 30, 2008	44,854,700	$ 74,855	$ 11,842,845	$ (50,000)

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

4.	STOCKHOLDER’S EQUITY (continued)

On May 6, 2006, the Company issued $1,000,000 of convertible debentures (see note 6 below) to two accredited investors. The Debentures converted into Units on August 9, 2006 at a conversion price of $1.00 per Unit for a total of 1,000,000 Units. Each Unit consisted of one share, on a post-split basis, of the Company’s common stock and one warrant to purchase a share of common stock. Each of these Warrants is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share.

On November 6, 2006, the Company purchased 30,000,000 shares of common stock from Darren Stevenson for $50,000 cash in accordance with the terms of the stock repurchase agreement.

As at April 30, 2008, there are 11,854,700 Warrants outstanding. Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share.

In addition there are 1,500,000 Warrants outstanding, which were issued as part of the consideration for the purchase of the subsidiary. Each of these 1,500,000 Warrants is exercisable for five years commencing August 3, 2007 and entitles the holder to purchase one share of Common Stock at $2.00 per share.

On August 1, 2006 the Company entered into a consulting agreement and a stock warrant agreement with Gregg Layton. Under the Stock Warrant Agreement, Mr. Layton received warrants to purchase 200,000 shares of our common stock. These warrants were cancelled with the termination of Mr. Layton’s agreement.

5.	RELATED PARTY TRANSACTIONS

As of April 30, 2008, there are no significant related party transactions between the Company and any of its officers or directors other than a consulting agreement between Access and a company controlled by the President and CEO and Director of the Company.

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

During the quarter ended April 30, 2008, Coniston charged Access management fees of Cdn$68,250 including Goods and Services Tax (“GST”) which amount is included in the consolidated statement of operations. Amounts payable to Coniston of Cdn$165,672 (US$164,495) are shown as amounts payable to related parties as at April 30, 2008.

6.	STOCK OPTIONS AND WARRANTS (continued)

On April 18, 2006, the Company entered into an employment agreement and a stock option agreement with Darren Stevenson. Under the Stock Option Agreement, Mr. Stevenson was, on April 18, 2006, granted options to purchase 1,000,000 shares of common stock of the Company on a post-split basis. All of the options, once vested, are exercisable at $2.00 per share, and all had a two-year term. Options to purchase 100,000 shares vested on June 9, 2006 when the Company filed with the Secretary of State of Nevada an amendment to its Articles of Incorporation, which among other things, increased its authorized common stock to 300,000,000 shares and changed its name to “Blacksands Petroleum, Inc.” Options to purchase 200,000 shares vested on August 9, 2006 when the Company completed a common stock placement of US$10,854,700. Options to purchase 200,000 shares vested on January 1, 2007, and options to purchase 500,000 shares would have vested if the Company conducted a placement of at least US$50,000,000. On October 31, 2007, the Company cancelled these 500,000 options granted to Mr. Darren Stevenson as part of the termination of his employment agreement as President and CEO. In April 2008, the 500,000 options held by Mr. Stevenson expired.

The Company valued the options issued to Mr. Stevenson at a $0 value based on a closing price of $0.03, an exercise price of $2.00, and a term of 2 years. The Company used the average historical volatility of 3 companies deemed to be in the same industry as the Company as 50.86%.

On August 1, 2006, the Company entered into a consulting agreement and a stock warrant agreement with Gregg Layton, which has been subsequently terminated effective February 29, 2008. Under the Stock Warrant Agreement, Mr. Layton received warrants to purchase 200,000 shares of common stock with 50,000 warrants vesting on August 1, 2006. Warrants to purchase 25,000 shares of common stock vested on January 1, 2007, warrants to purchase 25,000 shares of common stock vested August 9, 2006, and warrants to purchase the final 100,000 shares of common stock would have vested if the Company conducted a placement of at least US$50,000,000 during Mr. Layton’s agreement with the Company. All of the warrants, once vested, were exercisable at $2.00 per share until July 31, 2008.

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

Also on February 15, 2008, the Board of Directors approved the grant of 2,200,000 stock options to officers, directors and consultants of the Company. These options are exerciseable at $1.90 per share for a term of five years, subject to all necessary approvals, and have the following vesting provisions:

•	991,666 options vested immediately
•	604,166 options vest when the stock price trades at or above $2.50 for ten consecutive trading days; and
•	604,168 options vest when the stock price trades at or above $3.00 for ten consecutive trading days

As at April 30, 2008, other than those granted, subject to necessary approvals, on February 15, 2008, the Company has issued no other options or entered into stock option agreements with any other persons.

6.	STOCK OPTIONS (continued)

As there is no certainty that the shareholders will approve the revised stock option plan, there has been no expense recorded as stock-based compensation relating to these options to date.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 31, 2005	-	-
Granted	1,000,000	$2.00
Exercised	-	-
Cancelled	-	-
Outstanding at October 31, 2006	1,000,000	$2.00
Granted	-	-
Exercised	-	-
Cancelled	(500,000)[1]	$2.00
Outstanding at October 31, 2007	500,000	$2.00
Expired	(500,000)[1]	$2.00
Outstanding at April 30, 2008[2]	-	-

[1] On October 31, 2007, the Company cancelled 500,000 options granted to Mr. Darren Stevenson as part of the termination of his employment agreement as President and CEO. In April 2008, 500,000 options granted to Mr. Stevenson and vested have expired.

[2] Excludes the options granted, subject to necessary approvals, to directors, officers and consultants on February 15, 2008.

A summary of options granted, vested and cancelled is as follows:

	Options Granted/(Cancelled)			Options Vested
	Number of Options	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Life (years)	Weighted Average Exercise Price

April 30, 2007
Vested January 1, 2007	-	-	-	200,000	0.25	$2.00

April 30, 2008
Granted or vested	-	-	-	-	-	-

A summary of the Company’s stock warrant activity and related information is as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at October 31, 2006	12,054,700	$2.98
Exercised	-	-
Cancelled	-	-
Granted – August 3, 2007	1,500,000	$2.00
Outstanding at April 30, 2008	13,554,700	$2.87

7.	COMPREHENSIVE INCOME

The functional currency of the Company is the Canadian Dollar. At April 30, 2008, the Company maintained account balances of Cdn$4,692,259 (approximately US$4,666,671) and US$31,875.

Foreign currency translation adjustments for the three months ended April 30, 2008 and for the three months ended April 30, 2007 are net of tax of $NIL. Foreign currency translation adjustments for the six months ended April 30, 2008 and for the six months ended April 30, 2007 are net of tax of $NIL. Foreign currency translation adjustments for the period from inception to April 30, 2008 are net of tax of $NIL.

8.	LITIGATION

As of April 30, 2008, the Company is not aware of any current or pending litigation, which may affect the Company’s operations.

9	LEASE COMMITMENTS

The Company renegotiated the lease for its Calgary office space commencing April 1, 2007 for a period of one year at a monthly rent of Cdn$6,684 (approximately US$6,658). The Company did not renew its Calgary office space when the current lease expired at the end of March 2008.

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

On August 31, 2007, the Company advanced Cdn$1,100,000 (US$1,046,622) to Access for its working capital requirements. On February 20, 2008, the Company advanced a further Cdn$2,258,055 (US$2,229,152) to Access. These advances are treated as contributed capital.

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

The initial exploration project for Access is named “A10 Project” and lies on a portion of the traditional land of the Buffalo River Dene Nation (the “BRDN”) subject to Treaty 10 (“Treaty 10”) in western Saskatchewan on the border with Alberta (the “Project Land”). The BRDN is a party to Treaty 10 with Her Majesty the Queen in the Right of Canada (the “Crown”) which recognizes lands and water belonging to the BRDN whose territory is situated partly in the Province of Saskatchewan and partly in the Province of Alberta. Upon entering into Treaty 10, the BRDN did not cede, release, surrender or yield to the Crown any or all rights, titles and privileges whatsoever to the BRDN’s traditional territories. Lands and waters described in Treaty 10 form a part of the traditional territories of the BRDN. Access signed the Joint Venture Agreement with the BRDN in May 2007, amended on March 17, 2008, granting Access exclusive access to the land. A copy of this agreement was filed as Exhibit 10.8 to our Form 8-K filed on August 8, 2007.

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

The Company is committed, under the Unanimous Shareholders’ Agreement among Access, the Company and the minority shareholder, to contribute sufficient capital to Access to meet Access’s planned financial commitments until such time as Access has sufficient internal capital resources to fund its commitments without such contributions. These contributions are treated as a contribution of capital, with no increase in our current 75% equity participation in Access. Therefore, all contributions that we make to Access are dilutive to our shareholders as to 25% of such contributions. The minority shareholder is not obligated to provide any funding to Access in order to maintain his 25% interest in Access.

Unless the context otherwise requires, all references in this report to “Blacksands”, “the Company”, “we”, “us” or “our” refer to both Blacksands and Access. In our consolidated financial statements, this management’s discussion and analysis and elsewhere in this report, unless otherwise noted, we include 100% of the accounts of Access from the date of acquisition of August 3, 2007. For a discussion of our principles of consolidation, see Note 1 to the interim consolidated financial statements included in this report.

Consolidated Results of Operations

For the six months ended April 30, 2008, and since the date of inception, we have not yet generated any revenues.

We incurred total operating expenses of $618,220 for the six months ended April 30, 2008, as compared to total operating expenses of $1,420,726 for the six months ended April 30, 2007. During the six months ended April 30, 2007, we purchased certain two dimensional seismic data, which relates to approximately 750 kilometers of land in northern Saskatchewan and Alberta where the Company intends to explore deposits of oil sands for $1,124,029. These costs were expensed as exploration expenses. Our exploration expenses during the six months ended April 30, 2008 were $67,454. The increase in our other expenses was principally due to our ceasing to be a “shell company” and our commencement of operations. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports as well as the management fees paid to Coniston Investment Corp. (“Coniston”) of $135,735 and Directors’ fees of $36,667. The operating expenses include professional fees of $261,551 for the six months ended April 30, 2008 incurred in connection with filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters as compared with professional fees of $209,792 for the six months ended April 30, 2007. The office and administration expenses of $100,654 for the six months ended April 30, 2008 include rent, travel, telephone and other office expenses as compared to office and administration expenses of $56,906 for the six months ended April 30, 2007.

We earned total interest income of $85,018 for the six months ended April 30, 2008, as compared to total interest income of $238,260 for the six months ended April 30, 2007. The interest was earned on the balance of proceeds of the private placement on August 9, 2006 of $10,854,700, and has declined as we have used the cash in our operations and the unused balance of such proceeds has declined as well as reduced interest rates offered by our bank.

Our total comprehensive loss for the six months ended April 30, 2008 was $677,144, as compared to total comprehensive loss of $1,183,748 for the six months ended April 30, 2007, and a total comprehensive loss of $2,397,860 from inception on October 12, 2004 to April 30, 2008.

Net cash used in investing activities for the six months ended April 30, 2008 was $679,770, as compared to $2,104 for the six months ended April 30, 2007 and $5,041,885 for the period from inception on October 12, 2004 to April 30, 2008. There was no cash used by or provided from financing activities during the six months ended April 30, 2008. Cash used by financing activities for the six months ended April 30, 2007 was $50,000, resulting from our repurchase of 30,000,000 shares of common stock from Mr. Stevenson on November 6, 2006.

We are still in the exploration stage and have generated no revenues to date.

Selected Consolidated Financial Information

	April 30, 2008	October 31, 2007
Current Assets	$ 4,733,352	$ 6,613,737
Total Assets	11,131,605	11,661,902
Current Liabilities	377,089	864,877
Stockholders’ Equity	9,488,460	10,157,429

Liquidity and Capital Resources

At April 30, 2008, we had cash in the bank of $4,698,546.

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

Our stockholders’ equity at April 30, 2008 was $9,488,460.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Table of Contractual Obligations

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	-	-	-	-	-
Purchase obligations	$129,077[1]	$129,077	-	-	-
Total	$129,077	$129,077	-	-	-

[1]

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

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations . This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

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

A non-controlling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, (b) The amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent’s ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions, (d) When a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary will initially be measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

While the Company’s reporting currency is U.S. dollars, the Company’s principal executive offices and its principal exploration property, the A10 Project, are located in Canada, and most of its contractual obligations are payable in Canadian dollars. For this reason, the Company is subject to Canada-U.S. exchange rate risk. The Company considers the amount of risk to be manageable and does not currently, nor is it likely in the foreseeable future to, conduct hedging to reduce its exchange rate risk. A hypothetical 10% increase in the value of one Canadian dollar expressed in U.S. dollars during the six months ended April 30, 2008 would have caused an approximate $38,500 increase in the Company’s expenses for the six months, and an equivalent decrease in the value of one Canadian dollar would have caused a $38,500 decrease in the Company’s expenses for the six months. A hypothetical 10% increase in the value of one Canadian dollar expressed in U.S. dollars during the six months ended April 30, 2008 would have caused an approximate $703,000 increase in the Company’s other comprehensive loss and a corresponding decrease in stockholders’ equity for the six months, and an equivalent decrease in the value of one Canadian dollar would have caused a $703,000 decrease in the Company’s other comprehensive loss and a corresponding increase in stockholders’ equity for the six months.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the six months ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Rule 144 under the Securities Act of 1933 provides a safe harbor under which holders of restricted securities and affiliates of an issuer may resell their securities into the public market. Effective February 15, 2008, Rule 144 was amended to make it unavailable for securities of former shell companies until, among other things, twelve months have elapsed since the former “shell company” has filed “Form 10 information” with the Securities and Exchange Commission. The Company was a “shell company” until August 3, 2007, when it acquired 75% of Access. On August 8, 2007, the Company filed a Form 8-K report that was intended to satisfy the “Form 10 information” requirement. Accordingly, Rule 144 is no longer available to permit our shareholders to resell their Company securities. No assurance can be provided as to the date that the Company’s securities will again become eligible for resale under Rule 144.

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

The Company is committed, under the Unanimous Shareholders’ Agreement among Access, the Company and the minority shareholder, to contribute sufficient capital to Access to meet Access’s planned financial commitments until such time as Access has sufficient internal capital resources to fund its commitments without such contributions. These contributions are treated as a contribution of capital, with no increase in our current 75% equity participation in Access. Therefore, all contributions that we make to Access are dilutive to our shareholders as to 25% of such contributions. The minority shareholder is not obligated to provide any funding to Access in order to maintain his 25% interest in Access.

In addition, we may have insufficient capital resources to satisfy this obligation. If we are unable to satisfy our contractual obligation to fund Access, we may be liable for breach of contract.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

(a)	Form 8-K Information

None.

(b)	Director Nomination Procedures

The Company does not have any established procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 16, 2008	BLACKSANDS PETROLEUM, INC. By: /s/ Paul A. Parisotto _________________________________ Name: Paul A. Parisotto Title: Chief Executive Officer (Principal Executive Officer)

By: /s/ Rick Wilson _________________________________ Name: Rick Wilson Title: Chief Financial Officer (Principal Financial Officer)