Form 10-Q
period 2008-07-31
BLACKSANDS PETROLEUM, INC.
filed 2008-09-15
CIK 1308137

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐     No   ☒

There were 44,854,700 shares of Common Stock outstanding as of September 14, 2008.

INDEX

Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

Consolidated Balance Sheets as of July 31, 2008 (unaudited) and October 31, 2007	1

Consolidated Statements of Operations (unaudited) for the nine months ended July 31, 2008	2

Consolidated Statement of Changes in Stockholders’ Equity (unaudited) for the nine months ended July 31, 2008	3

Consolidated Statements of Cash Flows (unaudited) for the nine months ended July 31, 2008	4

Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings.	22

Item 1A.	Risk Factors.	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	23

Item 6.	Exhibits	23

SIGNATURES	24

i

PART I: FINANCIAL INFORMATION

Item 1.   Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, that are necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended July 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Balance Sheets

	(Unaudited)	(Audited)
	As of	As of
	July 31, 2008	October 31, 2007

A S S E T S

Current Assets
Cash and cash equivalents held at bank	$4,338,989	$6,548,707
Cash held in attorney’s trust account	-	44,396
Accounts receivable	6,311	-
Prepaid expenses and deposits	22,442	20,634
Total Current Assets	4,367,742	6,613,737

Property and Equipment – net (note 2)	-	25,306
Oil and Gas property costs (note 3)	6,363,644	5,022,859
Total Capital Assets	6,363,644	5,048,165

Total Assets	$10,731,386	$11,661,902

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	$110,107	$589,855
Accounts payable to related parties (note 6)	173,249	275,022
Total Current Liabilities	283,356	864,877

Minority Interest	1,221,503	639,596
Total Liabilities	1,504,859	1,504,473

Stockholders’ Equity
Preferred Stock (note 4)	-	-
Common Stock (note 4)	74,855	74,855
Additional Paid-in-Capital	11,886,465	11,878,355
Treasury stock, at cost	(50,000)	(50,000)
Accumulated Comprehensive Loss	823	319,962
Deficit accumulated during the exploration stage	(2,685,616)	(2,065,743)
Total Stockholders’ Equity	9,226,527	10,157,429

Total Liabilities and Stockholders’ Equity	$10,731,386	$11,661,902

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statements of Operations

	Unaudited For the Nine Months Ended July 31, 2008	Unaudited For the Nine Months Ended July 31, 2007	Unaudited For the Three Months Ended July 31, 2008	Unaudited For the Three Months Ended July 31, 2007	Unaudited From Inception (October 12, 2004) through July 31, 2008

Revenues:
Revenue	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

Expenses:
Professional Fees	352,607	421,363	91,056	211,571	1,284,677
Loss on sale of fixed assets	12,588	-	-	-	14,084
Management and director fees	251,752	40,083	78,855	14,091	435,509
Depreciation	3,076	6,065	-	2,059	13,643
Office and Administration	135,281	95,526	34,691	38,619	416,806
Exploration expenses (note 12)	67,454	1,129,401	-	5,372	1,295,007
Total Expenses	822,758	1,692,438	204,602	271,712	3,459,726
Net loss from Operations	(822,758)	(1,692,438)	(204,602)	(271,712)	(3,459,726)

Other Income and Expenses:
Interest Income	117,539	351,450	32,521	113,190	659,051
Gain (loss) from Currency Transaction	1,730	(2,717)	(521)	(3,955)	(2,074)
Net Loss before Taxes	(703,489)	(1,343,705)	(172,602)	(162,477)	(2,802,749)

Provision for Income Taxes:
Income Tax Benefit	-	-	-	-	-
Net Loss before minority interest	(703,489)	(1,343,705)	(172,602)	(162,477)	(2,802,749)
Minority Interest	83,616	-	24,094	-	142,133

Net Loss for the period	$(619,873)	$(1,343,705)	$(148,508)	$(162,477)	$(2,660,616)

Other Comprehensive Income (Loss)	$(319,139)	$(7,719)	$(113,425)	$(5,199)	$823

Total Comprehensive Loss	$(939,012)	$(1,351,424)	$(261,933)	$(167,676)	$(2,659,793)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.03)	$(0.00)	$(0.00)	$(0.05)
Weighted Average number of Common Shares used in per share calculations	44,854,700	45,514,041	44,854,700	44,854,700	51,467,581

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Shares	Par Value $0.001	Additional Paid-In Capital	Treasury Stock	Other Compre-hensive Income	Deficit Accumulated During Exploration Stage	Stockholders’ Equity

Balance – October 12, 2004 - (inception)	-	$ -	$ -	$ -	$ -	$ -	$ -
Stock issued for cash -
October 12, 2004 (1)	30,000,000	30,000	-	-	-	(25,000)	5,000
Foreign Currency Translation Adjustment	-	-	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-
Balance – October 31, 2004	30,000,000	30,000	-	-	(5)	(25,000)	4,995
Stock issued for cash -
March 4, 2005 (1)	33,000,000	33,000	22,000	-	-	-	55,000
Foreign Currency Translation Adjustment	-	-	-	-	(2,787)	-	(2,787)
Net Loss	-	-	-	-	-	(13,780)	(13,780)
Balance – October 31, 2005	63,000,000	$ 63,000	$ 22,000	$ -	$ 2,792)	$ (38,780)	$ 43,428
Equity Compensation -
Granted August 1, 2006	-	-	21,620	-	-	-	21,620
Deferred equity compensation	-	-	(18,918)	-	-	-	(18,918)
Stock issued for cash -
August 10, 2006	10,854,700	10,855	10,843,845	-	-	-	10,854,700
Stock issued on conversion
of Debentures –
August 10, 2006	1,000,000	1,000	999,000	-	-	-	1,000,000
Foreign Currency Translation Adjustment	-	-	-	-	496	-	496
Net Loss	-	-	-	-	-	(308,798)	(308,798)
Balance – October 31, 2006	74,854,700	$ 74,855	$ 1,867,547	$ -	$ (2,296)	$ (347,578)	$ 1,592,528
Stock repurchased for cash-
November 6, 2006	(30,000,000)	-	-	(50,000)	-	-	(50,000)
Equity compensation expensed	-	-	10,808	-	-	-	10,808
Foreign Currency Translation Adjustment	-	-	-	-	322,258	-	322,258
Net Loss	-	-	-	-	-	(1,718,165)	(1,718,165)
Balance – October 31, 2007	44,854,700	$ 74,855	$ 11,878,355	$ (50,000)	$ 319,962	$ (2,065,743)	$ 10,157,429
Equity compensation expensed	-	-	8,110	-	-	-	8,110
Foreign Currency Translation Adjustment	-	-	-	-	(319,139)	-	(319,139)
Net Loss	-	-	-	-	-	(619,873)	(619,873)
Balance – July 31, 2008	44,854,700	$ 74,855	$ 11,886,465	$ (50,000)	$ 823	$ (2,685,616)	$ 9,226,527

(1) On May 6, 2006, the Company declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record date for the stock split was June 21, 2006. The stock split has been recorded retroactively.

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

	(Unaudited) November 1, 2007 Through July 31, 2008	(Unaudited) November 1, 2006 Through July 31, 2007	(Unaudited) From Inception (October 12, 2004) Through July 31, 2008

Cash Flows from Operating Activities:
Net Loss	$(619,873)	$(1,343,705)	$(2,660,616)
Adjustments to reconcile net loss to
net cash used in operating activities:
Minority interest	(83,616)	-	(142,133)
Foreign Currency Income (loss)	(319,139)	(7,719)	823
Equity compensation expense	8,110	8,106	21,620
Loss on sale of fixed assets	12,588	-	14,084
Office Equipment and Furniture: Depreciation	3,076	6,065	13,643
Changes in Operating assets and liabilities:
Accounts receivable	(6,311)	-	(6,311)
Prepaid expenses and deposits	(1,808)	(20,846)	(22,442)
Exclusivity agreement deposit	-	(93,740)	-
Rent Deposit	-	(522)	-
Accounts payable and accrued liabilities	(479,748)	75,326	110,107
Accounts payable to related party	(101,773)	11,504	173,249
Net Cash Used in Operating Activities	(1,588,494)	(1,365,531)	(2,497,976)

Cash Flows from Investing Activities:
Oil and gas property costs	(1,340,785)	-	(6,363,644)
Minority interest in subsidiary	665,523	-	1,363,636
Loan to Access Energy Inc.	-	(234,350)	-
Proceeds of sale of fixed assets	9,642	-	9,642
Purchase of property and equipment	-	(2,105)	(37,369)
Net Cash Used in Investing Activities	(665,620)	(236,455)	(5,027,735)

Cash Flows from Financing Activities:
Repurchase of stock	-	(50,000)	(50,000)
Issue of convertible debentures	-	-	1,000,000
Sales of Common Stock	-	-	10,914,700
Net Cash (Used in) Provided by Financing Activities	-	(50,000)	11,864,700

Net Increase (Decrease) in Cash	(2,254,114)	(1,651,986)	4,338,989
Cash Balance, Beginning of Period	6,593,103	11,647,845	-
Cash Balance, End of Period	$4,338,989	$9,995,859	$4,338,989

Supplemental Disclosures:
Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-
Non-cash financing activities:
Conversion of debentures into stock and warrants	$-	$-	$1,000,000

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

Going Concern - The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s business plan. As reflected in the accompanying consolidated financial statements, the Company has incurred net losses and negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Year end - The Company’s fiscal year end is October 31.

Principles of consolidation - The consolidated financial statements include the accounts of the Company, and its subsidiary, Access Energy Inc., from the date of acquisition of August 3, 2007. All significant inter-company transactions and balances have been eliminated. The acquisition of 75% of the issued common stock of Access Energy Inc. is accounted for using the purchase method of accounting. Under the purchase method of accounting, the assets and liabilities of Access are recorded as of the acquisition date, at their fair market values, and added to those of Blacksands. The 25% share of the minority stockholders’ interest in the net assets of Access is recorded as a liability. Pre-acquisition losses of Access are eliminated on consolidation. The 25% share of the minority stockholders’ net post acquisition losses of Access are shown as a separate item on the consolidated statement of operations and are deducted from the minority stockholders’ interest in net assets.

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

Concentration of credit risks - The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 and by Canada Deposit Insurance Corporation (“CDIC”) up to Cdn$100,000. During the quarter ended July 31, 2008, the Company has maintained bank balances exceeding the FDIC and CDIC insurance limits. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the quarter ended July 31, 2008, 13,554,700 options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the quarter ended July 31, 2007 there were 13,054,700 options and warrants excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive income (loss) – The Company’s funds at July 31, 2008 and at October 31, 2007 were held in Canadian and U.S. Dollar bank accounts. Foreign currency translation losses for the nine months ended July 31, 2008 amounted to $113,425. Foreign currency translation losses for the nine months ended July 31, 2007 were $5,199. Total foreign currency translation gains from October 12, 2004 to July 31, 2008 were $823. See note 7 regarding comprehensive income.

Foreign Currency Translation – The Company uses the United States Dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (“SEC”) and in accordance with the SFAS No. 52 - “Foreign Currency Translation”. Assets and liabilities denominated in a foreign currency are translated at the exchange rate in effect at the period end, and capital accounts are translated at historical rates. Income statement accounts are translated at the average rates of exchange prevailing during the period. Translation adjustments from the use of different exchange rates from period to period are included in the comprehensive income account in stockholders’ equity, if applicable.

The Company’s operations have moved to Canada and although the Company maintains funds in United States Dollars, the functional currency of the Company is the Canadian Dollar. The Company continues to use the United States Dollar as its reporting currency for consistency with registrants of the SEC.

Transactions undertaken in currencies other than the functional currency of the entity are translated using the exchange rate in effect as of the transaction date. Any exchange gains and losses are included in other items on the statement of operations.

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses and deposits, accounts payable and accrued expenses approximate fair value at July 31, 2008 and at October 31, 2007 because of the relatively short maturity of the instruments.

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

2.	PROPERTY AND EQUIPMENT

The Company owns the following office equipment and furniture:

	July 31, 2008			October 31, 2007
	Cost	Accumulated depreciation	Net book Value	Net book Value
Furniture and fixtures	$ –	$ –	$ –	$ 14,416
Office equipment	–	–	–	10,890
	$ –	$ –	$ –	$ 25,306

Depreciation expense amounted to $Nil and $2,059 for the quarters ended July 31, 2008 and 2007, respectively. During the quarter ended April 30, 2008, the Company sold the furniture and equipment in its Calgary office following the relocation of its Head Office to Toronto.

3.	OIL AND GAS PROPERTY COSTS

In the nine months ended July 31, 2008 and in the year ended October 31, 2007, the Company incurred property acquisition costs as follows:

	Nine months Ended	Year Ended
	July 31, 2008	October 31, 2007

Balance, beginning of period	$ 5,022,859	$ -

Fair Value of property acquired August 3, 2007 on acquisition of Access Energy Inc.	-	4,568,558
Costs incurred during the period	1,340,785	-
Costs incurred from August 3, 2007 to October 31, 2007	-	454,301
Total incurred during the period	1,340,785	5,022,859

Balance, end of year	$ 6,363,644	$ 5,022,859

During the year ended October 31, 2007, the Company spent funds to evaluate and to acquire properties with oil and gas potential in northern Saskatchewan and northern Alberta. During the nine months ended July 31, 2008, the Company incurred additional costs evaluating these properties and made payments contemplated in the acquisition agreements.

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

Pursuant to the terms of the Impact Benefit Agreement with BRDN, the Company is committed to make certain contributions to the BRDN. As at July 31, 2008, the Company had paid a total of approximately Cdn$2,098,500 (approximately US$2,049,500) to the BRDN and is committed to further annual payments over the term of the agreement.

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

Common Stock Issued:

	Number of Shares	Par Value	Additional Paid in Capital	Treasury Stock

October 12, 2004 - Issued for cash	30,000,000	$ 30,000	$ -	$ -
March 2005 - Issued for cash	33,000,000	33,000	22,000	-
Balance October 31, 2005	63,000,000	63,000	22,000	-
August 9, 2006 – Issued for cash	10,854,700	10,855	10,843,845	-
August 9, 2006 – On conversion of
Convertible Debentures	1,000,000	1,000	999,000	-
Balance, October 31, 2006	74,854,700	$ 74,855	$ 11,864,845	$ -
Repurchase of stock for cash – November 6, 2006	(30,000,000)	-	-	(50,000)
Balance, October 31, 2007 and July 31, 2008	44,854,700	$ 74,855	$ 11,864,845	$ (50,000)

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

4.	STOCKHOLDER’S EQUITY – (continued)

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

As at July 31, 2008, there are 11,854,700 Warrants outstanding. Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share.

In addition there are 1,500,000 Warrants outstanding, which were issued as part of the consideration for the purchase of the subsidiary. Each of these 1,500,000 Warrants is exercisable for five years commencing August 3, 2007 and entitles the holder to purchase one share of Common Stock at $2.00 per share. The terms of the Warrants, as amended, stipulate that they can only be exercised once vested. Vesting occurs when Access Energy enters into an agreement with another First Nations community relating to mineral development on their traditional lands.

On August 1, 2006 the Company entered into a consulting agreement and a stock warrant agreement with Gregg Layton. Under the Stock Warrant Agreement, Mr. Layton received warrants to purchase 200,000 shares of our common stock. These warrants were cancelled with the termination of Mr. Layton’s agreement.

5.	RELATED PARTY TRANSACTIONS

As of July 31, 2008, there are no significant related party transactions between the Company and any of its officers or directors other than a consulting agreement between Access and a company controlled by the President and CEO and Director of the Company.

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

Coniston’s sole shareholder, President and CEO is the President and CEO of Access and, effective November 1, 2007, also of the Company. Pursuant to the agreement: (i) Access shall pay Coniston a fee of: (i) Cdn$260,000 per annum, payable monthly (paid); (ii) Cdn$1,000,000 (the “Dene Fee”) in the event Access entered into an agreement with the BRDN and/or its associates or affiliates to develop hydrocarbon opportunities in a defined area within Treaty 10 lands which includes the traditional and historically occupied and used lands of the BRDN (paid in the year ended October 31, 2007); and (iii) Coniston will also be entitled to receive a 1.25% non-convertible overriding royalty based on 100% production (“GORR”) from any and all projects that Coniston brings to Access (the “Royalty Fee”).

During the quarter ended July 31, 2008, Coniston charged Access management fees of Cdn$65,000 which amount is included in the consolidated statement of operations. Amounts payable to Coniston of Cdn$177,400 (US$173,249) are shown as amounts payable to related parties as at July 31, 2008.

6.	STOCK OPTIONS AND WARRANTS

On April 18, 2006, the Company entered into an employment agreement and a stock option agreement with Darren Stevenson. Under the Stock Option Agreement, Mr. Stevenson was, on April 18, 2006, granted options to purchase 1,000,000 shares of common stock of the Company on a post-split basis. All of the options, once vested, are exercisable at $2.00 per share, and all had a two-year term. Options to purchase 100,000 shares vested on June 9, 2006 when the Company filed with the Secretary of State of Nevada an amendment to its Articles of Incorporation, which among other things, increased its authorized common stock to 300,000,000 shares and changed its name to “Blacksands Petroleum, Inc.” Options to purchase 200,000 shares vested on August 9, 2006 when the Company completed a common stock placement of US$10,854,700. Options to purchase 200,000 shares vested on January 1, 2007, and options to purchase 500,000 shares would have vested if the Company conducted a placement of at least US$50,000,000. On October 31, 2007, the Company cancelled these 500,000 options granted to Mr. Darren Stevenson as part of the termination of his employment agreement as President and CEO. In April 2008, the remaining 500,000 options held by Mr. Stevenson expired.

The Company valued the options issued to Mr. Stevenson at a $0 value based on a closing price of $0.03, an exercise price of $2.00, and a term of 2 years. The Company used the average historical volatility of 3 companies deemed to be in the same industry as the Company as 50.86%.

On August 1, 2006, the Company entered into a consulting agreement and a stock warrant agreement with Gregg Layton, which has been subsequently terminated effective February 29, 2008. Under the Stock Warrant Agreement, Mr. Layton received warrants to purchase 200,000 shares of common stock with 50,000 warrants vesting on August 1, 2006. Warrants to purchase 25,000 shares of common stock vested on January 1, 2007, warrants to purchase 25,000 shares of common stock vested August 9, 2006, and warrants to purchase the final 100,000 shares of common stock would have vested if the Company conducted a placement of at least US$50,000,000 during Mr. Layton’s agreement with the Company. All of the warrants, once vested, were exercisable at $2.00 per share until July 31, 2008. The warrants expired unexercised.

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

As at July 31, 2008, other than those granted, subject to necessary approvals, on February 15, 2008, the Company has issued no other options or entered into stock option agreements with any other persons.

6.	STOCK OPTIONS AND WARRANTS – (continued)

As there is no certainty that the stockholders will approve the revised stock option plan, there has been no expense recorded as stock-based compensation relating to these options to date.

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

[2] Excludes the options granted, subject to necessary approvals, to directors, officers and consultants on February 15, 2008.

A summary of options granted, vested and cancelled is as follows:

	Options Granted/(Cancelled)			Options Vested
	Number of Options	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Life (years)	Weighted Average Exercise Price

July 31, 2007
Vested January 1, 2007	-	-	-	200,000	0.25	$2.00

July 31, 2008
Granted or vested	-	-	-	-	-	-

A summary of the Company’s stock warrant activity and related information is as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at October 31, 2006	12,054,700	$2.98
Exercised	-	-
Cancelled	-	-
Granted – August 3, 2007	1,500,000	$2.00
Outstanding at October 31, 2007	13,554,700	$2.87
Expired – February, 2008	(200,000)	$2.00
Outstanding at July 31, 2008	13,554,700	$2.89

7.	COMPREHENSIVE INCOME

The functional currency of the Company is the Canadian Dollar. At July 31, 2008, the Company maintained account balances of Cdn$4,409,341 (approximately US$4,306,162) and US$32,827.

Foreign currency translation adjustments for the three months ended July 31, 2008 and for the three months ended July 31, 2007 are net of tax of $NIL. Foreign currency translation adjustments for the nine months ended July 31, 2008 and for the nine months ended July 31, 2007 are net of tax of $NIL. Foreign currency translation adjustments for the period from inception to July 31, 2008 are net of tax of $NIL.

8.	LITIGATION

As of July 31, 2008, the Company is not aware of any current or pending litigation, which may affect the Company’s operations.

9	LEASE COMMITMENTS

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

11.	SUBSEQUENT EVENT

On August 11, 2008, the Company, through its subsidiary, Access Energy Inc., submitted bids for all five of the oil sands exploratory permits covering approximately 810,000 acres of the A10 Project lands that were posted for sale by the Province of Saskatchewan (the “Province”) on May 29, 2008. On August 13, 2008, the Province of Saskatchewan announced that there were no successful bidders for these oil sands exploratory permits. Access Energy Inc. submitted a request to the Province to re-post these permits for bidding, and the Province has indicated that the permits will be re-posted for bidding on December 3, 2008.

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

Pursuant to the terms of the JV Agreement, the Company is responsible for 100% of the costs to explore and develop any project within the traditional lands. After all costs relating to a specific project have been recouped, the Company will retain a significant majority of the earned working interest and BRDN will be entitled to the remaining minority interest of the Project. Furthermore, the BRDN is entitled to earn an additional minority interest in any project(s) by contributing its pro rata share of the costs to explore and develop any project(s). Even if BRDN chooses to participate to the full extent permitted by the JV Agreement, the Company would continue to hold a majority of the working interest in the project.

Pursuant to the terms of the Impact Benefit Agreement with BRDN, the Company is committed to make certain contributions to the BRDN. As at July 31, 2008, the Company had paid a total of approximately Cdn$2,098,500 (approximately US$2,049,500) to the BRDN and is committed to further payments totalling in the aggregate of approximately Cdn$25,000,000 over the term of the agreement.

Subsequent to the Purchase, we have continued work to obtain the permits, licenses and sub-surface rights necessary to commence our exploration activities.

On August 11, 2008, the Company, through its subsidiary, Access Energy Inc., submitted bids for all five of the oilsands exploratory permits covering approximately 810,000 acres of the A10 Project lands that were posted for sale by the Province of Saskatchewan (the “Province”) on May 29, 2008. On August 13, 2008, the Province of Saskatchewan announced that there were no successful bidders for these oilsands exploratory permits. At Access Energy’s request, the Province has indicated that these permits will be re-posted for bidding on December 3, 2008.

At a Board of Directors’ meeting on February 15, 2008, the Board of Directors approved operating budgets for the Company and for Access for the year ended October 31, 2008. The Access budget included cost expectations to obtain the required permits, approvals, licences and sub-surface rights, which would enable the Company to carry out work on the A10 Project.

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

Consolidated Results of Operations

For the nine months ended July 31, 2008, and since the date of inception, we have not yet generated any revenues.

We incurred total operating expenses of $822,758 for the nine months ended July 31, 2008, as compared to total operating expenses of $1,692,438 for the nine months ended July 31, 2007. During the nine months ended July 31, 2007, we purchased for $1,124,029 certain two-dimensional seismic data, which relates to approximately 750 kilometers of land in northern Saskatchewan and Alberta where the Company intends to explore deposits of oil sands through its subsidiary Access. These costs were expensed as exploration expenses. Our exploration expenses during the nine months ended July 31, 2008 were $67,454. The increase in our other expenses was principally due to our ceasing to be a “shell company” and our commencement of operations. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports as well as the management fees paid to Coniston Investment Corp. (“Coniston”) of $200,085 and Directors’ fees of $51,667. The operating expenses include professional fees of $352,607 for the nine months ended July 31, 2008 incurred in connection with filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters as compared with professional fees of $421,363 for the nine months ended July 31, 2007. The office and administration expenses of $135,281 for the nine months ended July 31, 2008 include rent, travel, telephone and other office expenses as compared to office and administration expenses of $95,526 for the nine months ended July 31, 2007.

We earned total interest income of $117,539 for the nine months ended July 31, 2008, as compared to total interest income of $351,450 for the nine months ended July 31, 2007. The interest was earned on the balance of proceeds of the private placement on August 9, 2006 of $10,854,700, and has declined as we have used the cash in our operations, and as well, the unused balance of such proceeds available for investment has declined in addition to reduced interest rates offered by our bank.

Our total comprehensive loss for the nine months ended July 31, 2008 was $939,012, as compared to total comprehensive loss of $1,351,424 for the nine months ended July 31, 2007, and a total comprehensive loss of $2,659,793 from inception on October 12, 2004 to July 31, 2008.

Net cash used in investing activities for the nine months ended July 31, 2008 was $665,260, as compared to $236,455 for the nine months ended July 31, 2007 and $5,027,735 for the period from inception on October 12, 2004 to July 31, 2008. There was no cash used by or provided from financing activities during the nine months ended July 31, 2008. Cash used by financing activities for the nine months ended July 31, 2007 was $50,000, resulting from our repurchase of 30,000,000 shares of common stock from Mr. Stevenson on November 6, 2006.

We are still in the exploration stage and have generated no revenues to date.

Selected Consolidated Financial Information

	July 31, 2008	October 31, 2007
Current Assets	$ 4,367,742	$ 6,613,737
Total Assets	10,731,386	11,661,902
Current Liabilities	283,356	864,877
Stockholders’ Equity	9,226,527	10,157,429

Liquidity and Capital Resources

At July 31, 2008, we had cash in the bank of $4,338,989.

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

Our stockholders’ equity at July 31, 2008 was $9,226,527.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Table of Contractual Obligations

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations[1]	$112,798	$32,228	$64,456	$16,114	-
Purchase obligations[2]	$53,479	$53,479	-	-	-
Total	$166,277	$85,707	$64,456	$16,114	-

1

On September 2, 2008, Blacksands entered into an assignment of sublease and will begin to pay rent on its Head Office premised in Toronto, Ontario, Canada effective October 1, 2008, at a rate of $2,750 Cdn per month plus applicable taxes, until January 30, 2012.

2

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

While the Company’s reporting currency is U.S. dollars, the Company’s principal executive offices and its principal exploration property, the A10 Project, are located in Canada, and most of its contractual obligations are payable in Canadian dollars. For this reason, the Company is subject to Canada-U.S. exchange rate risk. The Company considers the amount of risk to be manageable and does not currently, nor is it likely in the foreseeable future to, conduct hedging to reduce its exchange rate risk. A hypothetical 10% increase in the value of one Canadian dollar expressed in U.S. dollars during the nine months ended July 31, 2008 would have caused an approximate $47,800 increase in the Company’s expenses for the nine months, and an equivalent decrease in the value of one Canadian dollar would have caused a $47,800 decrease in the Company’s expenses for the nine months. A hypothetical 10% increase in the value of one Canadian dollar expressed in U.S. dollars during the nine months ended July 31, 2008 would have caused an approximate $636,000 increase in the Company’s other comprehensive loss and a corresponding decrease in stockholders’ equity for the nine months, and an equivalent decrease in the value of one Canadian dollar would have caused a $636,000 decrease in the Company’s other comprehensive loss and a corresponding increase in stockholders’ equity for the nine months.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the nine months ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:   September 15, 2008

BLACKSANDS PETROLEUM, INC. By: /s/ Paul A. Parisotto _________________________________ Name: Paul A. Parisotto Title: Chief Executive Officer (Principal Executive Officer)

By: /s/ Rick Wilson _________________________________ Name: Rick Wilson Title: Chief Financial Officer (Principal Financial Officer)