Form 10KSB/A
period 2007-10-31
BLACKSANDS PETROLEUM, INC.
filed 2009-02-19
CIK 1308137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   ___________ to ___________

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

Transitional Small Business Disclosure Format (check one):   Yes ☐ No ☒

Common Shares outstanding as of October 31, 2007:     44,854,700

ITEM 13. EXHIBITS	58
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	59
SIGNATURES	61

Page i

EXPLANATORY NOTES

This Form 10-KSB for the year ended October 31, 2007 originally filed on January 29, 2008 (File No. 000-51427) has been amended to reflect comments and requests from the United States Securities and Exchange Commission (the “SEC”) and to correct the accounting treatment of costs which had been capitalized as Oil and Gas Property Costs and to expense them instead, and to re-measure the financial statements as a result of a change in our functional currency. The changes include the following:

•

Revised October 31, 2007 consolidated balance sheets, consolidated statements of operations, consolidated statement of changes in stockholders’ equity, and consolidated statements of cash flows, with related impacts on notes to financial statements;

•	Describing the Company as an “exploration stage” company, rather than a “development stage” company;
•	Inclusion in our Risk Factors and Management Discussion and Analysis that our federal and state income tax returns for 2004 – 2006 have not yet be filed, but are in process;
•	Enhanced explanation in our Management Discussion and Analysis, under the heading of Plan of Operation, as to the impact of the purchase of Access Energy Inc.;
•

Enhanced explanation in our Management Discussion and Analysis, under the Consolidated Results of Operations, as to qualitative and quantitative disclosures on the sources and uses of funds in the next twelve months;

•	A revised audit report in our financial statements that does not refer to prior auditors of the Company;
•	Amendment to Note 1 to the financial statements regarding our accounting policy with respect to Property and Equipment;
•	Expanded disclosure in Note 3 to the financial statements regarding property acquisition costs in the year ended October 31, 2007;
•	Enhanced disclosure in Note 8 in our financial statements regarding foreign currency translation;
•

Change in disclosure of proforma results of operations in Note 11 to the financial statements to reduce the amount of disclosure and to simplify the information for the readers of the financial statements;

•	Revised disclosure in Item 8A regarding Controls and Procedures; and,
•	A revision to the information regarding our Principal Accountant Fees and Services to reflect only those of our Principal Accountant.

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These factors include among others:

•	Risks associated with conventional and unconventional oil exploration;
•	Our ability to raise capital to fund capital expenditures;
•	Our ability to find, acquire, market and develop conventional and unconventional oil properties;
•	Receipt of all necessary rights, permits and licenses to carry out work;

•	Oil price volatility;
•	Uncertainties in the estimation of oil reserves;
•	Operating hazards attendant to the conventional and unconventional oil business;
•	Availability and cost of materials and equipment;
•	Delays in anticipated start-up dates;
•	Actions or inactions of third-party operators of our properties;
•	Our ability to find and retain skilled personnel;
•	Regulatory developments;
•	Environmental risks; and
•	General economic conditions.

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

We qualify all the forward-looking statements contained in this annual report on Form 10-KSB by the foregoing cautionary statements.

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

	Twelve months ended October 31,

	2007	2006	2005

High	$1.0527	$0.9100	$0.8613
Low	$0.8437	$0.8361	$0.7872
Period End	$1.0527	$0.8907	$0.8474
Average	$0.9068	$0.8827	$0.8216

PART I

ITEM 1.	DESCRIPTION AND DEVELOPMENT OF BUSINESS

Name and Incorporation

Blacksands Petroleum, Inc. was formed under the laws of the State of Nevada on October 12, 2004.

Our principal business office, which also serves as our administration and financing office, is located in Canada at 401 Bay Street, Suite 2700, PO Box 152, Toronto, Ontario, Canada M5H 2Y4, and our telephone number there is (416) 359-7805.

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

On June 21, 2006, we effected a 30:1 forward stock split in the form of a dividend. The dividend was paid to stockholders of record as of the close of business on June 21, 2006. Immediately prior to the split, we had 2,100,000 shares of common stock issued and outstanding. Immediately following the split, we had 63,000,000 shares of common stock issued and outstanding.

In furtherance of our business plan, on May 6, 2006, we issued $1 million of convertible debentures to two non-affiliates in reliance on Regulation D under the United States Securities Act of 1933, as amended (the “Securities Act”). Effective August 9, 2006, the debentures were converted into an aggregate of 1,000,000 units (“Units”). Each Unit consisted of one share of our common stock and one common stock purchase warrant to purchase a share of our common stock at a price of $3.00 per share at any time during the two year period that commenced on October 1, 2006.

Also on August 9, 2006, we issued an aggregate of 10,854,700 Units at $1 per Unit to 49 persons in reliance on Section 4(2), Regulation D or Regulation S under the Securities Act. We derived total gross proceeds of $10,854,700 from this sale of Units which was placed into a restricted cash escrow account pending our making a strategic acquisition in the unconventional oil industry.

On November 6, 2006, the Company purchased 30,000,000 shares of common stock from Darren Stevenson for $50,000 cash in accordance with the terms of the stock repurchase agreement. The 30,000,000 shares of common stock repurchased have been held in treasury awaiting cancellation.

On August 3, 2007, pursuant to a Common Stock Purchase Agreement (“Purchase Agreement”), we purchased (the “Purchase”) 600 newly issued shares of common stock of Access, representing 75.0% of its common stock for an aggregate sum of Cdn$3,427,935.23 (approximately US$3,213,000), and common stock purchase warrants to acquire 1,500,000 of our shares of common stock. Prior to the Purchase, we considered ourselves a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). By consummating the Purchase, we succeeded at our business plan which was to enter the unconventional petroleum industry by acquiring a suitable target company. The unconventional petroleum industry is generally understood to mean the recovery of oil from oil sands or tar sands together with natural gas deposits located in proximity to the sands.

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

On May 18, 2007, Access and the BRDDC executed an amendment (“Amendment”) to the Joint Venture Agreement which granted Access exclusive, enforceable rights to access the BRDN’s land for the purpose of oil and gas exploration and development. On the Closing Date, we consummated the Purchase, and the funds remaining in the Escrow Account were released to Access as part of the purchase price.

Access’ Business

Access is an exploration stage company engaged in the business of conventional and unconventional oil and gas exploration in Western Canada and the United States whose only operations to date have been to enter into the Joint Venture Agreement and the Amendment thereto, and signed a Impact/Benefit Agreement (“Impact/Benefit Agreement”) with the BRDN on May 24, 2007. In connection with its entry into the Joint Venture Agreement, Access paid the BRDN Cdn$375,000 as a non-refundable deposit. An additional $125,000 was paid to the BRDN upon Access receiving standard post closing documents. On Access’ behalf, BRDN contractors performed work such as road construction. As of the Closing Date, Access owed such contractors approximately Cdn$189,000 for such work which was paid for out of the purchase price.

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

Pursuant to the terms of the JV Agreement, and its amendment, the Company is responsible for 100% of the costs to explore and develop any project within the traditional lands. After all costs relating to a specific project have been recouped, the Company will retain a 90% interest and the BRDDC will be entitled to the remaining minority interest of the Project. Furthermore, the BRDDC is entitled to earn up to an additional 20% interest in any project(s) by contributing its pro rata share of the costs to explore and develop any project(s). Even if the BRDDC chooses to participate to the full extent permitted by the JV Agreement, the Company would continue to hold a majority of the working interest in the project.

In addition, pursuant to the Impact/Benefit Agreement, the Company is committed to make certain contributions to the BRDN on or before May 24 of every year for capacity and infrastructure building and for reimbursement of costs for traditional lands staffing and to support training and development of the BRDN community in the range of Cdn$1,000,000 to Cdn$1,300,000 per year. Additionally, the Company is committed to expend up to Cdn$1,000,000 to assist BRDN forestry contractors to transition to approved contractors for the A10 Project. Finally, the Company is committed to providing a loan of up to Cdn$5,000,000 to assist the BRDDC to fund an increase in ownership of the A10 Project up to 30% (from the current 10% interest) when production is to commence. All amounts paid or advanced are potentially recoverable as part of the Company’s earned working interest in the A10 Project.

As at October 31, 2007, the Company had paid or accrued a total of approximately Cdn$1,316,185 (approximately US$1,393,180) to the BRDN and is committed to further payments totalling in the aggregate of approximately Cdn$25,000,000 over the term of the agreement which expires in 2027.

Access will have overall supervision, direction and control of contemplated exploration and development of various projects (each project, a “Project”). Access is permitted to select, subject to a formal bid process, and direct a suitable engineering firm to manage the startup, management, and ongoing requirements of each project, and to engage in actual extraction efforts of petroleum deposits. Access will initially focus on a portion of the BRDN’s traditional lands which we refer to as the “A10 Project”.

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

Stockholders Agreement

As a condition to the Purchase, we entered into a Unanimous Stockholders Agreement (the “Stockholders Agreement”) with Access and Mr. Burden (we, Mr. Burden and any future stockholder is a “Stockholder”). During the term of the Stockholders Agreement, and except as described below, no Stockholder can transfer, sell, assign or otherwise dispose (each a “Transfer”) of any of their shares of Access’ common stock shares other than pursuant to the terms of the Stockholders Agreement and any Transfers in violation of the Stockholders Agreement are null and void. A copy of the Stockholders Agreement is annexed as Exhibit 10.10 to this Report and is incorporated by reference.

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

Third Party Purchase Option

So long as the Blacksands Threshold is met, if we receive a bona fide offer, which, if consummated, would result in a change of control of Blacksands, then Blacksands shall have the right, to purchase up to 100% of Access’ common stock and common stock equivalents that it does not then own. The purchase price for such securities shall be determined by the trading price on a national securities exchange or as established by Access’ Board of Directors in good faith. Blacksands must give at least 90 days’ notice to the other stockholders before exercising this option. Blacksands is not permitted to exercise this option if another third party offer at a higher price has been received and discussions regarding it are ongoing or if Access has filed (and not withdrawn) a registration statement for a public offering.

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

Many of the oil and gas exploration companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. This competition could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration and to senior exploration companies that may purchase resource properties or enter into joint agreements with junior exploration companies. This competition could adversely impact our ability to finance property acquisitions and further exploration.

Competition to reserve oil drilling rigs, other equipment, and qualified personnel is intense. At this time we are acquiring the necessary permits, approvals and leases to begin exploration activities and development of the Project Land.

Rights of the BRDN to Surface and Subsurface Access of Land

Treaty 10, which applies to the traditional lands of the BRDN Nation and the Project Land, recognizes the BRDN’s right to control surface access to their land. Current law reserves the right of the Province of Saskatchewan (the “Province”) to grant rights to access the subsurface of the BRDN’s land. Any subsurface rights granted by the Province would be encumbered by the BRDN who control surface access rights, which have been granted exclusively to Access pursuant to the Joint Venture Agreement and Amendment, and the Impact/Benefit Agreement (incorporated by reference as Exhibit 10.14). The BRDN are a nation of over 1,500 people whose traditional land encompasses 85,800 square miles within the area of Treaty 10.

The Impact/Benefit Agreement sets out the obligations and commitments of Access with regard to respecting the BRDN’s traditional way of life, culture, livelihood, and the environment and ecosystems of the BRDN’s traditional lands. Without an IBA, a subsurface rights holder would not be able to gain access to the land in order to carry out exploration, development or production activities.

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

Risks Related To Our Business

We Have No Operating History. Accordingly, You Have No Basis Upon Which To Evaluate Our Ability To Achieve Our Business Objectives.

We are an exploration stage company and have no current operations. Access is also an exploration stage company without operations and only the rights and obligations set forth in the Joint Venture Agreement and Amendment and in the Impact/Benefit Agreement. Our business plan involves our engagement in global conventional and unconventional oil operations which may include our acquisition and development of interests, in Western Canada and elsewhere, of oil sands or tar sands properties. As a proposed unconventional oil exploration and development company with no operating history, property interests, or related assets, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in the establishment of a new business enterprise and must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the unconventional oil industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

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

Our Assets Have Limited Value By Themselves.

Through the Joint Venture Agreement and Amendment, the BRDN granted Access exclusive rights to access the Project Lands’ surface to explore and develop oil and gas reserves. The Joint Venture Agreement and its Amendment does not purport to grant any licenses, leases, permits, or agreements with other third parties, including any government entity or other First Nations peoples, necessary for the exploration, development, and exploitation of any such deposits. We have not obtained any such rights from other parties, some of which may not be able to be secured on acceptable terms to us if at all. Failure to obtain such rights could prevent us from executing our business plan.

We Have Not Yet Established Any Reserves On The Project Land and There Is No Assurance That We Ever Will.

There are numerous uncertainties inherent in estimating quantities of bitumen resources, including many factors beyond our control, and no assurance can be given that the recovery of bitumen will be realized. In general, estimates of recoverable bitumen resources are based upon a number of factors and assumptions made as of the date on which the resource estimates were determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to degree, uncertain and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable bitumen, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially. No estimates of commerciality or recoverable bitumen resources can be made at this time, if ever.

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

Failure to Obtain and/or Retain Obligations in Joint Venture/Impact Benefit Agreements with First Nations.

The Impact Benefit Agreement together with the Joint Venture Agreement set out the obligations and commitments of the Company with regard to respecting a First Nation’s traditional way of life, culture, livelihood and the environment and ecosystems of a First Nation’s traditional lands. Failure to fulfill the obligations and commitments pursuant to such agreements could result in the early termination of such agreements, and the Company not being able to access a First Nation’s traditional lands in order to carry out activities.

As well, failure to obtain an Impact Benefit Agreement/Joint Venture Agreement with a First Nation would preclude the Company from gaining access to the land in order to carry out exploration, development or production activities.

We May Never Obtain Subsurface Rights for the A10 Project.

In order to explore the lands of the A10 Project, we require the subsurface rights, or “oilsands exploratory permits” to be issued by the Province of Saskatchewan. These oilsands exploratory permits must be posted by the Province, and bid for, and run for a period of five years. Although the Province has posted the oilsands exploratory permits, and Access has bid on those permits, twice in August and December 2008, we have not yet been successful with our bids (nor has any other company), and may never be successful in obtaining the required permits.

It is also possible that another company could acquire the oilsands exploratory permits (the subsurface rights) for the A10 Project. However, if another company were to be successful in obtaining the permits, that company would be required to negotiate with Access for the right to access the A10 ground.

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

Risks Related To Our Financial Condition

The Companies Have a History Of Losses, an Accumulated Deficit, and Expect To Continue To Incur Losses for the Foreseeable Future.

We have cumulative losses accumulated during the exploration stage of $3,274,088 and we expect to lose money for the foreseeable future while we explore and develop petroleum reserves on the Project Lands.

We Will Require Significant Additional Financing In Order To Continue Our Exploration Activities Or We Will Fail.

We are working toward obtaining permits, licenses and approvals and will require additional financing to carry out exploration work once these are obtained.

After giving effect to the Purchase, the Companies had $6,593,103 as of October 31, 2007 cash on hand. Our initial plans call for a minimum of Cdn$1 million to be spent on exploration efforts. Based on the results of our initial exploration and availability of capital, plans for exploration during 2008 have been formulated. Operating costs of exploration programs may be greater than we anticipate, such that we may have to seek additional funds sooner than otherwise expected. We currently are in the exploration stage and we have no revenue from operations and we are experiencing significant negative cash flow.

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

Our Federal and State Income Tax Returns for the years 2004 to 2006 have not yet been filed.

Our federal and state income tax returns have not yet been filed for 2004 to 2006. The Company has incurred losses, and does not believe that Company has any tax liabilities for the years 2004 to 2006 inclusive. We have commissioned the preparation of the Income Tax Returns.

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

All of these factors are beyond our control and can result in a high degree of price volatility not only in crude oil prices, but also fluctuating price differentials between heavy and light grades of crude oil, which can impact prices for sour crude oil and bitumen. Oil prices have fluctuated widely in recent years and we expect continued volatility and uncertainty in crude oil prices. A prolonged period of low crude oil prices could affect the value of our crude oil properties and the level of spending on growth projects, and could result in curtailment of production on some properties. Accordingly, low crude oil prices could have an adverse impact on our financial condition and liquidity and results of operations.

We Are Exposed To Fluctuations In The Exchange Rate Between The U.S. Dollar And The Canadian Dollar.

Substantially all of our cash is denominated in U.S. Dollars while substantially all of our costs of operations are paid in Canadian Dollars. Over the past three years, the U.S. Dollar has depreciated against the Canadian Dollar by approximately one-third. This has effectively devalued our cash position vis a vis our operating costs. Our financial statements and the pro forma financial statements included herein are presented in U.S. dollars. Continued fluctuations in exchange rates between the U.S. and Canadian dollar may give rise to foreign currency exposure, either favorable or unfavorable, creating another element of uncertainty.

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

The Market Price of Our Common Stock Is Likely To Be Highly Volatile and Subject To Wide Fluctuations.

Assuming we are able to establish and maintain an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	fluctuations in revenue, if we had any, from our unconventional oil business as new reserves come to market;
•	announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;
•	changes in the demand for oil, including changes resulting from the introduction or expansion of alternative fuels;
•	announcements by relevant governments pertaining to incentives for alternative energy development programs;
•	quarterly variations in our revenues and operating expenses;
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

Our common stock is presently considered to be a “penny stock” and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded, and regulate broker-dealer practices in connection with transactions in such stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

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

FINRA Sales Practice Requirements May Also Limit a Stockholder’s Ability To Buy And Sell Our Stock.

In addition to the penny stock rules described above, the Financial Industry Regulatory Association Inc. (“FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our common stock.

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

Access’ Property

The initial exploration project is named “A10 Project” and lies on a portion of the land controlled by the BRDN subject to Treaty 10 (“Treaty 10”) in western Saskatchewan on the border with Alberta (the “Project Land”). The BRDN is a party to Treaty 10 with Her Majesty the Queen in the Right of Canada (the “Crown”) which recognizes lands and water belonging to the BRDN whose territory is situated partly in the Province of Saskatchewan and partly in the Province of Alberta. Upon entering into Treaty 10, the BRDN did not cede, release, surrender or yield to the Crown any or all rights, titles and privileges whatsoever to the BRDN’s traditional territories. Lands and waters described in Treaty 10 form a part of the traditional territories of the BRDN. Access signed the Joint Venture Agreement with the BRDN in November 2006 (and amended May 2007) granting Access exclusive access to the land. A copy of this agreement is incorporated by reference to this Form 10-KSB as Exhibit 10.1.

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

Plan of Operation

On August 3, 2007 we completed the purchase of 75% of Access Energy Inc. (“Access”) for cash of $3,234,544 and 1,500,000 warrants to purchase shares of our common stock issued to the former sole stockholder of Access. We expect that the Purchase will cause our plan of operation, results of operations and capital resources to differ materially from our financial position as it existed prior to the Purchase. Pursuant to the purchase agreement, Blacksands is now responsible for funding 100% of Access’ operations including general and administration, and all costs associated with the acquisition, exploration and development, until such time as Access is self-sufficient. (The minority shareholder is not required to fund any of Access’ costs.) This will have an impact on the operating results of Blacksands, the balance sheet, and cash position.

Subsequent to the Purchase, Access has commenced activities to obtain the permits, licenses and sub-surface rights necessary to begin our exploration activities.

Effect of Purchase of Access Common Stock

We paid the Purchase Price to Access, which made arrangements to pay third parties money owed as of the date of acquisition of Access. Such arrangements included (figures include the payment of Canadian Goods and Service Tax, as applicable):

•

Cdn$1,948,298 (approximately US$1,870,000) in consulting fees and expenses to Coniston Investment Corp., a company controlled by Mr. Parisotto, the President of Access. Mr. Parisotto was made President and Chief Executive Officer of Blacksands effective November 1, 2007. See “Executive Compensation—Agreements with Officers, Directors, and Consultants—Paul Parisotto.”

•	Cdn$924,499 (approximately US$889,000) in principal and interest under three loan agreements; See “—Liquidity and Capital Resources—Cash Flows from Financing Activities;” and

•	Cdn$125,000 (approximately US$120,000) directly to the Dene pending receipt of final closing documents and miscellaneous outstanding matters.

Selected Consolidated Financial Information of Blacksands

	As At October 31, 2007 (Restated)	As At October 31, 2006
Current Assets (1)	$6,613,737	$11,651,339
Total Assets	$11,265,852	$11,692,566
Current Liabilities	$864,877	$100,038
Minority Interest	$503,364	$-
Stockholders’ Equity	$9,897,611	$11,592,528

(1) The October 31, 2006 current assets included restricted cash - held in escrow of $10,854,407. These funds were held in escrow pending our entering a strategic transaction. These funds were released from escrow following the acquisition of Access on August 3, 2007.

Restatement of Financials

On January 9, 2009, the Company’s Audit Committee concluded that there was an accounting error in its financial statements filed in its Form 10-KSB for the years ended October 31, 2007, and in its Form 10-Qs for the quarters of January 31, 2008, April 30, 2008, and July 31, 2008.

The error relates to inappropriate capitalization of expenses as oil and gas property costs in each period. Amounts that should have been expensed have been capitalized, resulting in an understatement of the Company’s net loss, and an overstatement of the Company’s oil & gas property costs.

As well, in its analysis of the required adjustments for the restatement of the oil and gas property costs, the Company determined that it had accounted for its change in functional currency to the Canadian dollar as of October 31, 2007. In fact, the change in functional currency should have been effective August 3, 2007, the date of acquisition of Access Energy. This results in a change in accounting estimate with an effect of understating foreign exchange loss in the Company’s Consolidated Statements of Operations by $562,993, and understating its Accumulated Comprehensive Loss by the same amount. Although the Company has determined that the adjustment associated with its change in functional currency is a change in accounting estimate, and as such is not required to be corrected retroactively, the Company decided to reflect the adjustment in these restated financial statements.

The effect of the corrections on each financial statement line, and any per-share amounts, as well as the cumulative effect of the change on retained earnings or other components of equity is indicated in Note 13 to the Consolidated Financial Statements.

Consolidated Results of Operations

For the year ended October 31, 2007, and since our inception on October 12, 2004, we have not generated any revenue.

We incurred total operating expenses of $2,723,183 for the year ended October 31, 2007, as compared to total operating expenses of $444,916 for the year ended October 31, 2006. These expenses consisted of general operating expenses incurred in connection with the day-to-day operations of our business and the preparation and filing of our periodic reports as well as the salary paid to Darren Stevenson, our Chief Executive Officer, pursuant to an employment agreement that Mr. Stevenson entered into with us on April 18, 2006. The significant operating expenses include professional fees of $616,629 for the year ended October 31, 2007 incurred in connection with filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters in connection with change of name, stock-split, issuance of shares of common stock and acquisition of Access as compared with professional fees of $310,243 for the year ended October 31, 2006. The office and administration expenses of $171,653 for the year ended October 31, 2007 include rent, travel, telephone and other office expenses as compared to office and administration expenses of $101,592 for the year ended October 31, 2006. The employee remuneration of $154,296 for the year ended October 31, 2007 includes Mr. Stevenson’s salary for the year, his termination payment and Coniston’s fee from August 3, 2007 to October 31, 2007 charged to Access by Coniston Investment Corp., compared to employee remuneration of $29,461 for the year ended October 31, 2006.

During the year ended October 31, 2007, we incurred exploration expenses of $1,772,481 compared to exploration expenses of $0 for the year ended October 31, 2006. Approximately $1,045,000 of the exploration expense related to the purchase of certain seismic data for a portion of the Project Land and consulting fees paid to analyze the data. The balance relates to costs incurred in Access for the A10 Project for the period from acquisition (August 3, 2007) to October 31, 2007.

We earned total interest income of $405,691 for the year ended October 31, 2007, as compared to total interest income of $135,804 for the year ended October 31, 2006. The interest was earned from the proceeds of a private placement of our common stock and common stock purchase warrants on August 9, 2006, which remained in an interest bearing account during the above periods.

The change in the Company’s functional currency effective August 3, 2007, along with day-to-day foreign currency transactions, created a loss from currency translation of $567,111 for the year ended October 31, 2007.

Capital contributed to subsidiary on behalf of minority stockholder of $261,656 represents 25% of the cash contributed by Blacksands to Access in August 2007 for US$1,046,622. Since the minority stockholder is not required to provide any funding to Access’ operations, 25% of the amount contributed by Blacksands is considered an expense to the Company. As well, it is not included in the calculation of minority interest.

Minority interest amount of $194,749 for the year ended October 31, 2007 represents a 25% share of the minority stockholder of Access of the losses incurred by Access from the date of acquisition (August 3, 2007) to October 31, 2007, excluding the capital contributed to subsidiary on behalf of minority stockholder as described above. There was no minority interest for the year ended October 31, 2006 since Access was only acquired during the current year.

Our total comprehensive income for the year ended October 31, 2007 was $1,295,785, as compared to total comprehensive income of $496 for the year ended October 31, 2006, and a total comprehensive income of $1,293,489 from inception on October 12, 2004 to October 31, 2007.

Net cash used in investing activities for the year ended October 31, 2007 was $3,170,777, as compared to $33,409 for the year ended October 31, 2006 and $3,206,041 for the period from inception on October 12, 2004 to October 31, 2007. $3,049,148 of the cash used in investing activities for the year ended October 31, 2007 was to purchase Access, net of the cash acquired of Access at the time of the acquisition of Access.

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

As of October 31, 2007 the combined companies had cash on hand including cash held in attorney’s trust account of $6,593,103. The Company believes this amount to be sufficient to fund the Company’s general and administrative costs for the next twelve months, and fund the work necessary to obtain permits, licenses and necessary approvals to commence exploration activities on the A10 Project. If the Company is successful in obtaining the permits, licenses and necessary approvals, it will require additional capital to carry out any additional exploration activities, and the funding may come through the exercising of outstanding warrants and/or through the raising of additional capital.

The Company has incurred losses, and does not believe the Company has any tax liabilities for the years 2004 to 2007 inclusive. We have commissioned the preparation of the Income Tax Returns and expect to have them completed and filed as soon as possible.

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

Liquidity and Capital Resources

As of October 31, 2007, the combined companies had cash on hand and cash held in attorney’s trust account of $6,593,103.

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

Access also incurred exploration expenses during the period from August 3, 2007 to October 31, 2007 (post-acquisition) of approximately $600,000.

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

Effective May 6, 2006, we issued $1 million principal amount of our Debentures to two Accredited Investors pursuant to the exemption from the registration requirements of the Securities Act, provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act. The Debentures were unsecured, bore interest at the rate of 9% per annum, which interest began to accrue commencing 150 days from issuance, and were for a term of three years. The Debentures were payable in consecutive monthly installments of principal and interest, commencing 150 days from the date of their issuance.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors Blacksands Petroleum, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Blacksands Petroleum, Inc. and Subsidiary as of October 31, 2007 (Restated) and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows from October 12, 2004 (Inception) to October 31, 2006 and for the year ended October 31, 2007 (Restated). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blacksands Petroleum, Inc. and Subsidiary as of October 31, 2007 (restated) and 2006 and the results of their operations and their cash flows from October 12, 2004 (Inception) to October 31, 2006 and for the year ended October 31, 2007 (restated), in conformity with United States generally accepted accounting principles.

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

/s/ Sherb & Co., LLP ------------------------------ Sherb & Co., LLP

New York, New York
January 28, 2008
Except from October 12, 2004 (Inception) to
October 31, 2005, dated February 2, 2009 and
Note 13, dated February 17, 2009

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Balance Sheets

	As of	As of
	October 31, 2007	October 31, 2006
	(Restated – note 13)

ASSETS

Current Assets
Cash held at bank	$6,548,707	$752,788
Cash held in attorney’s trust account	44,396	40,650
Restricted Cash - held in Escrow (note 5)	-	10,854,407
Prepaid expenses and deposits	20,634	3,494
Total Current Assets	6,613,737	11,651,339

Property and Equipment – net (note 2)	25,306	31,325
Oil and Gas property costs (note 3)	4,626,809	-
Total Capital Assets	4,652,115	31,325

Other Assets

Rent Deposit	-	9,902
Total Other Assets	-	9,902
Total Assets	$11,265,852	$11,692,566

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$589,855	$97,812
Accounts payable to related parties (note 6)	275,022	2,226
Total Current Liabilities	864,877	100,038

Minority Interest	503,364	-
Total Liabilities	1,368,241	100,038

Stockholders’ Equity
Preferred Stock (note 4)	-	-
Common Stock (note 4)	74,855	74,855
Additional Paid-in-Capital	11,853,355	11,867,547
Treasury stock, at cost	(50,000)	-
Accumulated Comprehensive Loss	1,293,489	(2,296)
Deficit accumulated during the exploration stage	(3,274,088)	(347,578)
Total Stockholders’ Equity	9,897,611	11,592,528
Total Liabilities and Stockholders’ Equity	$11,265,852	$11,692,566

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statements of Operations

	November 1, 2006 To October 31, 2007	November 1, 2005 To October 31, 2006	From Inception (October 12, 2004) Through October 31, 2007

	(Restated – note 13)		(Restated – note 13)
Revenues:
Revenue	$-	$-	$-
Total Revenues	-	-	-

Expenses:
Professional Fees	616,629	310,243	932,070
Loss on abandoned fixed assets	-	1,496	1,496
Employee remuneration	154,296	29,461	183,757
Depreciation	8,124	2,124	10,567
Office and Administration	171,653	101,592	281,525
Oil and gas exploration	1,772,481	-	1,772,481
Total Expenses	2,723,183	444,916	3,181,896
Net loss from Operations	(2,723,183)	(444,916)	(3,181,896)

Other Income and Expenses:
Interest Income	405,691	135,804	541,512
Capital Contributed on behalf of minority stockholder of subsidiary (note 1)	(261,656)	-	(261,656)
Gain (loss) from Currency Transaction	(567,111))	314	(566,797)
Net Loss before Taxes	(3,146,259)	(308,798)	(3,468,837)

Provision for Income Taxes:
Income Tax Benefit	-	-	-
Net Loss before minority interest	(3,146,259)	(308,798)	(3,468,837)

Minority Interest	194,749	-	194,749
Net loss for the year	$(2,951,510)	$(308,798)	$(3,274,088)

Other comprehensive income net of tax (Note 8):
Foreign currency translation adjustment	$1,295,785	$496	$1,293,489

Total Comprehensive Loss	$(1,655,725)	$(308,302)	$(1,980,599)

Basic and Diluted Loss Per Common Share	$(0.07)	$(0.00)	$(0.06)
Weighted Average number of Common Shares used in per share calculations	45,347,851	65,728,205	53,092,630

See accompanying notes to Consolidated Financial Statements

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Equity

	Shares	Par Value $0.001	Additional Paid-In Capital	Treasury Stock	Other Compre-hensive Income	Deficit Accumulated During Exploration Stage	Stockholders’ Equity

Balance – October 12, 2004 - (inception)	-	$ -	$ -	$ -	$ -	$ -	$ -
Stock issued for cash -
October 12, 2004 (1)	30,000,000	30,000	(25,000)	-	-	-	5,000
Foreign Currency Translation Adjustment	-	-	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-
Balance – October 31, 2004 (restated)	30,000,000	30,000	(25,000)	-	(5)	-	4,995

Stock issued for cash -
March 4, 2005 (1)	33,000,000	33,000	22,000	-	-	-	55,000
Foreign Currency Translation Adjustment	-	-	-	-	(2,787)	-	(2,787)
Net Loss	-	-	-	-	-	(13,780)	(13,780)
Balance – October 31, 2005	63,000,000	63,000	(3,000)	-	(2,792)	(13,780)	43,428

Equity Compensation -
Granted August 1, 2006	-	-	21,620	-	-	-	21,620
Deferred equity compensation	-	-	(18,918)	-	-	-	(18,918)
Stock issued for cash -
August 10, 2006	10,854,700	10,855	10,843,845	-	-	-	10,854,700
Stock issued on conversion
of Debentures -
August 10, 2006	1,000,000	1,000	999,000	-	-	-	1,000,000
Foreign Currency Translation Adjustment	-	-	-	-	496	-	496
Net Loss	-	-	-	-	-	(308,798)	(308,798)

Balance – October 31, 2006	74,854,700	74,855	11,842,547	-	(2,296)	(322,578)	11,592,528

Stock repurchased for cash-
November 6, 2006	(30,000,000)	-	-	(50,000)	-	-	(50,000)
Equity compensation expensed	-	-	10,808	-	-	-	10,808
Foreign Currency Translation Adjustment (restated- note 13)	-	-	-	-	1,295,785	-	1,295,785
Net Loss (restated – note 13)	-	-	-	-	-	(2,951,510)	(2,951,510)

Balance – October 31, 2007 (restated – note 13)	44,854,700	$ 74,855	$ 11,853,355	$ (50,000)	$ 1,293,489	$ (3,274,088)	$ 9,897,611

(1) On May 6, 2006, the Company declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record date for the stock split was June 21, 2006. The stock split has been recorded retroactively.

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

	November 1, 2006 Through October 31, 2007 (Restated – note 13)	November 1, 2005 Through October 31, 2006
			From Inception (October 12, 2004) Through October 31, 2007 (Restated – note 13)
Cash Flows from Operating Activities:
Net Loss	$(2,951,510)	$(308,798)	$(3,274,088)
Adjustments to reconcile net loss to
net cash used in operating activities:
Minority interest	66,907	-	66,907
Foreign currency loss	616,517	496	614,221
Equity compensation expense	10,808	2,702	13,510
Loss on abandoned fixed assets	-	1,496	1,496
Office Equipment and Furniture: Depreciation	8,124	2,124	10,567
Changes in Operating assets and liabilities:
Prepaid expenses and deposits	(17,140)	(3,494)	(20,634)
Rent Deposit	9,902	(9,043)	-
Accounts payable and accrued liabilities	492,043	97,797	589,855
Accounts payable to related party	272,796	2,226	275,022
Net Cash Used in Operating Activities	(1,491,553)	(214,494)	(1,723,144)

Cash Flows from Investing Activities:
Purchase of subsidiary, net of cash of subsidiary	(3,049,148)	-	(3,049,148)
Oil and gas property costs during period	(75,128)	-	(75,128)
Cash transferred to attorney’s trust	(44,396)	-	(44,396)
Purchase of property and equipment	(2,105)	(33,409)	(37,369)
Net Cash Used in Investing Activities	(3,170,777)	(33,409)	(3,206,041)

Cash Flows from Financing Activities:
Repurchase of stock	(50,000)	-	(50,000)
Issue of convertible debentures	-	1,000,000	1,000,000
Sales of Common Stock	-	10,854,700	10,914,700
Net Cash (Used in) Provided by Financing Activities	(50,000)	11,854,700	11,864,700

Effect of exchange on cash	(386,808)	-	(386,808)

Net (Decrease) Increase in Cash	(5,099,138)	11,606,797	6,548,707
Cash Balance, Beginning of Period	11,647,845	41,048	-
Cash Balance, End of Period	$6,548,707	$11,647,845	$6,548,707
Supplemental Disclosures:
Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-
Non-cash financing activities:
Conversion of debentures into stock and warrants	$-	$1,000,000	$1,000,000

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

Year end - The Company’s fiscal year end is October 31.

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its subsidiary, Access Energy Inc., from the date of acquisition of August 3, 2007. All significant inter-company transactions and balances have been eliminated. The acquisition of 75% of the issued common stock of Access Energy Inc. is accounted for using the purchase method of accounting. Under the purchase method of accounting, the assets and liabilities of Access are recorded as of the acquisition date, at their fair market values, and added to those of Blacksands. The 25% share of the minority stockholders’ interest in the net assets of Access will be recorded as a liability. Pre-acquisition losses of Access will be eliminated on consolidation. The 25% share of the minority stockholders’ net post acquisition losses of Access are shown as a separate item on the consolidated statement of operations and are deducted from the minority stockholders’ interest in net assets.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the year ended October 31, 2007, 14,054,700 options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the period from November 1, 2005 to October 31, 2006, there were 13,054,700 options and warrants excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Comprehensive income (loss) – The Company’s funds at October 31, 2007 and at October 31, 2006 were held in Canadian and U.S. Dollar bank accounts, and trust and escrow accounts maintained by the Company’s lawyers in U.S. Dollars. Foreign currency translation losses for the year ended October 31, 2007 amounted to $567,111. Foreign currency translation gains for the year ended October 31, 2006 were $496. Total foreign currency translation losses from October 12, 2004 to October 31, 2007 were $614,221. See note 8 regarding comprehensive income.

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses and deposits, accounts payable and accrued expenses approximate fair value at October 31, 2007 and October 31, 2006 because of the relatively short maturity of the instruments.

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

Capital Contributions – Under the Stockholders Agreement, the Company is required to fund the operations of Access until Access is self-sustaining. These advances are treated as intercompany accounts receivable and accounts payable, and are eliminated on consolidation. When the cash advanced is used or committed by Access, 25%, representing the value on behalf of the minority shareholder, is expensed in the operations of the Company.

New accounting pronouncements -

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact this statement will have on the consolidated financial statements of the Company once adopted.

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

2.	PROPERTY AND EQUIPMENT

The Company owns the following office equipment and furniture:

	October 31, 2007			October 31, 2006
	Cost	Accumulated depreciation	Net book Value	Net book Value

Furniture and fixtures	$ 18,752	$ 4,336	$ 14,416	$ 16,078
Office equipment	16,760	5,870	10,890	15,247
	$ 35,512	$ 10,206	$ 25,306	$ 31,325

Depreciation expense amounted to $8,124 and $2,124 for the years ended October 31, 2007 and 2006, respectively.

3.	OIL AND GAS PROPERTY COSTS

In the year ended October 31, 2007, the Company incurred property acquisition costs as follows:

Balance, beginning of year	$ –

Acquisition cost allocated to oil & gas property costs on payment on August 3, 2007 to Access Energy Inc.	4,058,979

Exchange adjustments (1)	492,702

Costs incurred from August 3, 2007 to October 31, 2007	75,128

Balance, end of year	$ 4,626,809

(1) Access Energy, the Company’s subsidiary, is a Canadian company. Access Energy’s assets and liabilities are translated into US Dollars at exchange rates prevailing at the period end. The translation gains and losses on the net investment in the subsidiary are reflected in comprehensive income or loss. The amount represents the increase in the US$ amount of oil & gas property costs from the date of acquisition (August 3, 2007) to October 31, 2007 relating to the acquisition as well as costs incurred as the Canadian $ amounts were converted to US$ at the exchange rates prevailing at the two period end dates. The resulting gain has been credited to comprehensive income.

On November 3, 2006, Access entered into a joint venture agreement (“JV Agreement”), which was amended on May 18, 2007, and on May 24, 2007, Access entered into an Impact/Benefit Agreement with the Buffalo River Dene Nation (“BRDN”) to explore and develop its traditional lands in northern Saskatchewan and Alberta.

Pursuant to the terms of the JV Agreement and its amendment, the Company is responsible for 100% of the costs to explore and develop any project within the traditional lands. After all costs relating to a specific project have been recouped, the Company will retain a 90% interest and the BRDDC will be entitled to the remaining minority interest of the Project. Furthermore, the BRDDC is entitled to earn up to an additional 20% interest in any project(s) by contributing its pro rata share of the costs to explore and develop any project(s). Even if the BRDDC chooses to participate to the full extent permitted by the JV Agreement, the Company will continue to hold a majority of the working interest in the Project.

Pursuant to the terms of the Impact/Benefit Agreement with the BRDN, the Company is committed to make certain contributions to the BRDN on or before May 24 every year for capacity and infrastructure building and for reimbursement of costs for traditional lands staffing and to support training and development of the BRDN community in the range of Cdn$1,000,000 to Cdn$1,300,000 per year. Additionally, the Company is committed to expend up to Cdn$1,000,000 to assist BRDN forestry contractors to transition to approved contractors for the A10 Project. Finally, the Company is committed to providing a loan of up to Cdn$5,000,000 to assist the BRDDC to fund an increase in ownership of the A10 Project of up to 30% (from the current 10% interest) when production is to commence.

3.	OIL AND GAS PROPERTY COSTS (continued)

The funding provided to the BRDN under the Impact/Benefit Agreement is recoverable to the Company under the JV Agreement before the payment of the BRDN net profit interest. These costs are expensed as incurred, and will be credited to operations when recovered.

During the year ended October 31, 2007, the Company spent funds to evaluate and to acquire properties with oil and gas potential in northern Saskatchewan and northern Alberta – the Company’s only geographic segment.

As at October 31, 2007, the Company had paid or accrued a total of approximately Cdn$1,316,200 (approximately US$1,393,200) to the BRDN and is committed to further payments totalling in the aggregate of approximately Cdn$25,000,000 over the term of the agreement.

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

Issued:

	Number of Shares	Par Value	Additional Paid in Capital	Treasury Stock
October 12, 2004 - Issued for cash (1)	30,000,000	$ 30,000	$(25,000)	$ -
March 2005 - Issued for cash	33,000,000	33,000	22,000	-
Balance October 31, 2005	63,000,000	63,000	(3,000)	-
August 9, 2006 – Issued for cash	10,854,700	10,855	10,843,845	-
August 9, 2006 – On conversion of
Convertible Debentures	1,000,000	1,000	999,000	-
Balance, October 31, 2006	74,854,700	$ 74,855	$ 11,817,845	$ -
Repurchase of stock for cash – November. 6, 2006	(30,000,000)	-	-	(50,000)
Balance, October 31, 2007	44,854,700	$ 74,855	$ 11,817,845	$ (50,000)

(1) This table reflects the “post-split” (June 21, 2006) number of shares.

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

4.	STOCKHOLDER’S EQUITY (continued)

Effective August 9, 2006, the Company closed a private placement of Units of its securities. 10,854,700 Units were issued at a price of $1.00 per Unit, resulting in gross proceeds of $10,854,700. The offering was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation S and Section 4(2) of the Securities Act of 1993, as amended (the “Securities Act”) and Rule 506 of Regulation D under the Securities Act. Each Unit consisted of one share, on a post-split basis, of the Company’s common stock and one warrant to purchase a share of common stock (the “Warrants”). Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share. Following the closing of the offering, the funds remained in escrow until a suitable acquisition candidate in the unconventional petroleum industry was identified and acquired. If the Company had failed to complete a business acquisition within 12 months after the closing of the offering, subscription proceeds would have been promptly returned to investors without interest or deduction. The Company completed the acquisition of 75% of Access Energy Inc. on August 3, 2007 (see note 11 below).

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

As at October 31, 2007, there are 11,854,700 Warrants outstanding. Each Warrant is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share.

In addition, there are 1,500,000 Warrants outstanding, which were issued as part of the consideration for the purchase of the subsidiary, Access Energy. Referred to as the “Access Warrants”, each of these 1,500,000 Access Warrants is exercisable for five years commencing August 3, 2007 and entitles the holder to purchase one share of Common Stock at $2.00 per share. The Access Warrants were granted in consideration for the future acquisition of an additional project other than the A10 Project, which, at the time of the acquisition of Access, and to the date of this report, had not been secured. The Access Warrants do not vest until Access secures an additional project. No value could be attributed to these Access Warrants since no additional project has been secured, and there is no certainty that any additional project will be secured. If and when an additional project is secured, and assuming the Access Warrants have not expired, they will be considered to have vested and we will determine and record the value of the Access Warrants accordingly using the Black-Scholes method.

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

7.	STOCK OPTIONS AND WARRANTS (continued)

On August 1, 2006, the Company entered into a consulting agreement and a stock warrant agreement with Gregg Layton. Under the Stock Warrant Agreement, Mr. Layton received warrants to purchase 200,000 shares of our common stock (on a post-split basis as described below) with 50,000 warrants vesting on August 1, 2006. Warrants to purchase 25,000 shares of common stock vested on January 1, 2007, warrants to purchase 25,000 shares of common stock vested August 9, 2006, and warrants to purchase 100,000 shares of common stock will vest if the Company conducts a placement of at least US$50,000,000. The Company enacted a 30:1 forward stock split on June 9, 2006, and all of the share amounts for which the warrants are exercisable are on a post-split basis. All of the warrants, once vested, are exercisable at $2.00 per share until July 31, 2008.

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

7.	STOCK OPTIONS AND WARRANTS (continued)

A summary of options granted, vested and cancelled during the years ended October 31, 2007 and 2006 is as follows:

	Options Granted/(Cancelled)			Options Vested
	Number of Options	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Life (years)	Weighted Average Exercise Price

October 31, 2007
Vested January 1, 2007	-	-	-	200,000	0.5	$2.00
Cancelled December 31, 2007	(500,000)	0.5	$2.00	-	-	-

October 31, 2006
Granted April 18, 2006	1,000,000	1.5	$2.00	300,000	1.5	$2.00

A summary of the Company’s stock warrant activity and related information for the years ended October 31, 2007 and 2006 is as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at October 31, 2005	-	-
Granted	12,054,700	$2.98
Exercised	-	-
Cancelled	-	-
Outstanding at October 31, 2006	12,054,700	$2.98
Granted	1,500,000	$2.00
Exercised	-	-
Cancelled	-	-
Outstanding at October 31, 2007	13,554,700	$2.87

8.	COMPREHENSIVE INCOME

The functional currency of the Company is Canadian Dollar. At October 31, 2007 the Company maintained account balances of Cdn$849,612 (approximately US$899,315) and US$5,693,788.

Foreign currency translation adjustments for the year ended October 31, 2007, and those for the year ended October 31, 2006, are net of tax of $Nil. Foreign currency translation adjustments for the period from inception to October 31, 2007 are net of tax of $Nil.

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

The following table shows the allocation of purchase price:

Cash	$ 3,085,586
Accounts receivable	83,135
Oil and Gas property costs	4,058,979
Liabilities	(3,556,698)
Minority interest	(436,457)
Fair Value of Net Assets Acquired	$ 3,234,545
Purchase Price	$ 3,234,545

11.	ACQUISITION OF ACCESS ENERGY INC. (“ACCESS”) (continued)

The Proforma unaudited consolidated statement of operation for the years ended October 31, 2007 and October 31, 2006 are as follows:

 Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Selected Proforma Results of Operations

For the year ended October 31, 2007

(Unaudited)

	Access Energy Inc. Adjusted US$	Blacksands Petroleum, Inc. US$	Combined US$

Total Revenues	-	-	-

Net Loss before Minority Interest	(1,697,002)	(2,367,265)	(4,064,267)

Minority Interest	-	-	424,250

Net Loss after Minority Interest			(3,640,017)

Basic Loss Per Share			(0.08)

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Selected Proforma Results of Operations

For the year ended October 31, 2006

(Unaudited)

	Access Energy Inc. Adjusted US$	Blacksands Petroleum, Inc. US$	Combined US$

Total Revenues	-	-	-

Net Loss before Minority Interest	(498,049)	(308,798)	(806,847)

Minority Interest	-	-	124,512

Net Loss after Minority Interest			(682,335)

Basic Loss Per Share			(0.01)

12.	INCOME TAXES

The reconciliation between the expected income tax benefit, computed using the statutory Federal rate of 34%, and the actual income tax benefit is as follows:

	October 31,
	2007	2006

Expected tax benefit at 34%	$ 1,003,000	$ 105,000

Excess of U.S. tax rate over Canadian tax rate	(9,000)	-

Permanent difference	(384,000)	-

Change in valuation allowance	(610,000)	(105,000)

Net deferred tax asset	$ -	$ -

The composition of deferred tax assets/liability is as follows:

	October 31,
	2007	2006

Deferred Tax Assets
Net operating loss	$880,000	$110,000
Share issue costs	18,000	-

Total deferred tax assets	$898,000	$110,000

Deferred Tax Liability
Oil and gas pools	(178,000)	-
Valuation allowance	(720,000)	(110,000)

Net	$-	$-

For Federal income tax purposes, Blacksands has net operating losses at October 31, 2007 of approximately $1,560,000 (2006 – $323,000). For Canadian income tax purposes, Access has net operating losses of approximately $1,061,000. These losses expire as follows: :

2025	$ 14,000
2026	1,216,000
2027	1,391,000
$ 2,621,000

Further, utilization of net operating loss carryforwards may be limited following certain changes in ownership.

The Company files a tax return in the United States, and both the Company and its subsidiary, Access Energy, Inc. (“Access”), file separate tax returns in Canada.

The Company has not filed its federal income tax returns for the years 2004 to 2006; however the compilation and filing is in process. Access Energy’s tax returns are up to date.

Management feels the Company will have a net operating loss carryover to be used for future years. The Company has provided a full valuation allowance for the full tax benefit of the operating loss carryovers and other deferred tax assets relating to oil and gas properties and share issuance costs due to the uncertainty regarding realization.

The increase in the valuation allowance for the year amounted to $610,000.

13.	RESTATEMENT

On January 9, 2009, the Company’s Audit Committee concluded that there was an accounting error in its financial statements filed in its Form 10-KSB for the years ended October 31, 2007, and in its Form 10-Qs for the quarters of January 31, 2008, April 30, 2008, and July 31, 2008.

The error relates to inappropriate capitalization of expenses as oil and gas property costs in each period. Amounts that should have been expensed have been capitalized, resulting in an understatement of the Company’s net loss, and an overstatement of the Company’s oil and gas property costs.

As well, in its analysis of the required adjustments for the restatement of the oil and gas property costs, the Company determined that it had accounted for its change in functional currency to the Canadian dollar as of October 31, 2007. In fact, the change in functional currency should have been effective August 3, 2007, the date of acquisition of Access Energy. This results in a change in accounting estimate with an effect of understating foreign exchange loss in the Company’s Consolidated Statements of Operations by $562,993, and understating its Accumulated Comprehensive Loss by the same amount. Although the Company has determined that the adjustment associated with its change in functional currency is a change in accounting estimate, and as such is not required to be corrected retroactively, the Company decided to reflect the adjustment in these restated financial statements.

The effect of the corrections on each financial statement line, and any per-share amounts, as well as the cumulative effect of the change on retained earnings or other components of equity are indicated below:

	Original Reported October 31, 2007	Restated October 31, 2007	Increase (Decrease)
Consolidated Balance Sheets
Oil and gas property costs	$5,022,859	$4,626,809	$(396,050)
Minority interest	$639,596	$503,364	$(136,232)
Additional paid-in capital (1)	$11,878,355	$11,853,355	$(25,000)
Accumulated comprehensive loss (2)	$319,962	$1,293,489	$973,527
Deficit accumulated during the exploration stage	$(2,065,743)	$(3,274,088)	$1,208,345

(1)	An accounting error of $25,000 was found in the year ended October 31, 2005, and reduces additional paid-in capital $25,000 and increases the deficit $25,000.
(2)	During the Company’s review of the accounting error, corrections impacting accumulated comprehensive loss were also determined.

13.	RESTATEMENT (continued)

	Original Reported October 31, 2007	Restated October 31, 2007	Increase (Decrease)
Consolidated Statements of Operations
Oil and gas exploration	$1,227,553	$1,772,481	$544,898
Oil and gas exploration from inception	$1,227,553	$1,772,481	$544,898
(Loss) gain from currency translation	$(4,118)	$(567,111)	$562,993
(Loss) gain from currency translation, from inception	$(3,804)	$(566,797)	$562,993
Capital contributed on behalf of minority stockholder of subsidiary	-	$261,656	$261,656
Capital contributed on behalf of minority stockholder of subsidiary, from inception	-	$261,656	$261,656
Minority interest	$58,517	$194,749	$136,232
Minority interest, from inception	$58,517	$194,749	$136,232
Net loss for the year	$(1,718,165)	$(2,951,510)	$1,233,345
Net loss for the year from inception	$(2,040,743)	$(3,274,088)	$1,233,345
Other comprehensive income, net of tax – foreign currency translation adjustment	$322,258	$1,295,785	$973,527
Other comprehensive income, net of tax – foreign currency translation adjustment, from inception	$319,962	$1,293,489	$973,527
Total comprehensive loss	$1,395,907	$1,655,725	$259,818
Total comprehensive loss from inception	$1,720,781	$1,980,599	$259,818
Basic and diluted loss per common share	$(0.03)	$(0.07)	$0.04
Basic and diluted loss per common share, from inception	$(0.03)	$(0.06)	$0.03

	Original Reported October 31, 2007	Restated October 31, 2007	Increase (Decrease)
Consolidated Statements of Cash Flows
Cash Flows from Operating Activities
Net loss	$(1,718,165)	$(2,951,510)	$1,233,345
Net loss, from inception	$(2,040,743)	$(3,274,088)	$1,233,345
Minority interest	$(58,517)	$66,907	$125,424
Minority interest, from inception	$(58,517)	$66,907	$125,424
Foreign currency loss	$322,258	$616,517	$294,259
Foreign currency loss, from inception	$319,962	$614,221	$294,259
Net Cash Used in Operating Activities	$(677,891)	$(1,491,553)	$813,662
Net Cash Used in Operating Activities, from inception	$(909,482)	$(1,723,144)	$813,662
Cash Flows from Investing Activities
Purchase of subsidiary, net of cash of subsidiary	$(5,022,859)	$(3,049,148)	$(1,973,711)
Purchase of subsidiary, net of cash of subsidiary, from inception	$(5,022,859)	$(3,049,148)	$(1,973,711)
Oil and gas property costs during period	-	$(75,128)	$75,128
Oil and gas property costs during period, from inception	-	$(75,128)	$75,128
Cash transferred to attorney’s trust	-	$(44,396)	$44,396
Cash transferred to attorney’s trust, from inception	-	$(44,396)	$44,396
Minority interest	$698,113	-	$(698,113)
Minority interest, from inception	$698,113	-	$(698,113)
Net Cash Used in Investing Activities	$(4,326,851)	$(3,170,777)	$(1,156,074)
Net Cash Used in Investing Activities, from inception	$(4,362,115)	$(3,206,041)	$(1,156,074)
Effect of exchange on cash	-	$(386,808)	$386,808
Effect of exchange on cash, from inception	-	$(386,808)	$386,808
Net (Decrease) Increase in Cash	$(5,054,742)	$(5,099,138)	$44,396
Net (Decrease) Increase in Cash, from inception	$6,593,103	$6,548,707	$(44,396)

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 8A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13(a) – 15(e) and Rule 15(d) – 15(e) under the Exchange Act). Based on that evaluation and in light of the discussion of the material weakness discussed below in the Management’s Report on Internal Control over Financial Reporting, the CEO and the CFO have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

In order to remediate the material weakness, management has instituted the controls set forth in the Management’s Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management has designed such internal control over financial reporting to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP.

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

To evaluate the effectiveness of the Company’s internal control over financial reporting, management has used the Internal Control – Integrated Framework, which is a suitable, recognized control framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was not effective as of October 31, 2007 due to a material weakness identified by management in the understanding and application of U.S. GAAP , including but not limited to oil and gas accounting and foreign currency translation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

More specifically, the material weakness relates to a lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP resulting in a lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to oil and gas accounting and foreign currency translation.

In efforts to address this material weakness, the Company is taking the following remedial actions: (i) providing additional training and education for our accounting staff with respect to U.S. GAAP; and (ii) consulting with external professional expertise on an earlier basis with respect to interpretation issues with U.S. GAAP.

This annual report on Form 10-KSB/A does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-KSB/A.

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

The following table sets forth certain information, as of the date of this report, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director
Paul Parisotto	Chief Executive Officer	47	August 2007
Bruno Mosimann	Director	63	May 2006
Rick Wilson	Director	50	February 2007
Mark Holcombe	Director	39	November 2007
Darren Stevenson	Director	36	May 2006

Paul Parisotto, 47, is an executive with significant investment banking experience. Since December 2004, Mr. Parisotto has served as a director, President and Chief Executive Officer of Arizona Star Resource Corp. (“Arizona Star”), a publicly traded company listed on the TSX Venture Exchange as well as the American Stock Exchange. Mr. Parisotto is also the sole director, stockholder and president of Coniston Investment Corp. (“Coniston”) a firm which provides investment banking services such as raising equity and debt and mergers and acquisitions advisory services to small public and private market capitalization companies. Mr. Parisotto is a former director of Nevada Pacific Gold Ltd., a company taken over by US Gold Corp., the former Vice President and Director of HSBC Securities (Canada) Inc. from March 1998 to June 1999 and a former Senior Vice President (Corporate Finance) of Marleau, Lemire Securities Inc. from January 1995 to January 1998. Prior to Mr. Parisotto’s investment banking experience he served as the Manager, Original Listings of the Toronto Stock Exchange from November 1985 to December 1994.

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

ITEM 13.	EXHIBITS

Exhibit Number	Description

3.1(1)	Articles of Incorporation as filed with the Nevada Secretary of State on October 12, 2004.

3.2(2)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 9, 2006.

3.3(1)	Bylaws of the Registrant

10.1(10)	Joint Venture Agreement dated November 3, 2006 between Buffalo River Dene Development Corporation and Access Energy, Inc.

10.2(4)	Exclusivity Agreement, dated November 10, 2006, between the Registrant and Access Energy, Inc.

10.3(5)	Amendment of Exclusivity Agreement, dated March 9, 2007, between the Registrant and Access Energy, Inc.

10.4(6)	Amendment of Exclusivity Agreement, dated May 4, 2007, between the Registrant and Access Energy, Inc.

10.5(3)	Amendment Agreement No. 1 to Joint Venture Agreement, dated May 9, 2007, between Buffalo River Dene Development Corporation and Access Energy, Inc.

10.6(7)	Loan Agreement, dated May 17, 2007, between the Registrant and Access Energy, Inc.

10.7(7)	Promissory Note, dated May 17, 2007, by Access Energy, Inc.

10.8(7)	Escrow Agreement, dated May 17, 2007, among the Registrant, Access Energy, Inc. and Fraser Milner Casgrain LLP, as escrow agent

10.9(3)	Common Stock Purchase Agreement, dated August 3, 2007, between the Registrant and Access Energy Inc.

10.10(3)	Unanimous Shareholders Agreement, dated August 3, 2007, between the Registrant and Access Energy Inc.

10.11(3)	Common Stock Purchase Warrant, dated August 3, 2007

10.12(3)	Registration Rights Agreement, dated August 3, 2007, between the Registrant and H. Reg. F. Burden

10.13(3)	Coniston Management Agreement with Access dated November 1, 2005

10.14	Impact/Benefit Agreement, between Buffalo River Dene Nation and A10 Project, dated May 24, 2007

14.1(9)	Code of Ethics

16.1(8)	Letter on Change of Certifying Accountant

31.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed on December 10, 2004.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, dated June 9, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 8, 2007.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 9, 2006.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed on March 9, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 4, 2007.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 17, 2007.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed on December 4, 2006.
(9)	Incorporated by reference to the Registrant’s Current Report on Form 10-KSB, filed on January 29, 2008.
(10)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed on February 19, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Tax Fees

Sherb billed us $nil for tax compliance for the fiscal year ended October 30, 2007 and $nil for the fiscal year ended October 31, 2006. During the fiscal years ended October 31, 2007 and 2006, Sherb did not provide any tax advice.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Blacksands Petroleum, Inc.

/s/ Paul A. Parisotto	Chief Executive Officer and Director	February 19, 2009
(Principal Executive Officer)

/s/ Rick Wilson	Chief Financial Officer and Director	February 19, 200909
(Principal Financial and
Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Paul A. Parisotto	Chief Executive Officer	February 19, 2009
Paul Parisotto	and Director
(Principal Executive Officer)

/s/ Rick Wilson	Chief Financial Officer and Director	February 19, 2009
Rick Wilson	(Principal Financial and
Accounting Officer)
/s/ Mark Holcombe	Director	February 19, 2009
Mark Holcombe
/s/ Bruno Mosimann	Director	February 19, 2009
Bruno Mosimann