Form 10-K
period 2008-10-31
BLACKSANDS PETROLEUM, INC.
filed 2009-02-20
CIK 1308137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐     No ☒

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, par value $.001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (“Exchange Act”) during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.      Yes ☐     No ☒

State issuer’s revenues for its most recent fiscal year: NIL

The aggregate market value of the Common Stock of the registrant’s common equity (both voting and non-voting) held by non-affiliates, based on the closing price of $0.13 as quoted on the OTCBB, on January 28, 2009, is $5,831,111. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

Common Shares outstanding as of October 31, 2008:	44,854,700

i

 FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned exploration and development of its properties, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Such forward-looking statements include, among others, those statements including the words “expects”, “anticipates”, “intends”, “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Risk Factors.” We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report.

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

We qualify all the forward-looking statements contained in this annual report on Form 10-K by the foregoing cautionary statements.

CURRENCY AND EXCHANGE RATES

Unless otherwise indicated, references in this Form 10-K to “Cdn.$” and Canadian dollars are to the lawful currency of Canada, and references to “US$” and “United States dollars” are to the lawful currency of the United States of America.

On January 28, 2009, the noon rate of exchange for one Canadian dollar in United States dollars as reported by the Bank of Canada was Cdn. $1.00 = US$0.8266.

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

Twelve months ended October 31,
	2008	2007	2006	2005

High	$1.1030	$1.0527	$0.9100	$0.8613
Low	$0.7695	$0.8437	$0.8361	$0.7872
Period End	$0.8302	$1.0527	$0.8907	$0.8474
Average	$1.0269	$0.9068	$0.8827	$0.8216

PART I

ITEM 1.	DESCRIPTION AND DEVELOPMENT OF BUSINESS

Name and Incorporation

Blacksands Petroleum, Inc. was formed under the laws of the State of Nevada on October 12, 2004.

Our principal business office, which also serves as our administration and financing office, is located in Canada at 401 Bay Street, Suite 2700, PO Box 152, Toronto, Ontario, Canada M5H 2Y4, and our telephone number there is (416) 359-7805.

We own 75% of the issued and outstanding shares of our operating subsidiary, Access Energy Inc. (“Access” or “Access Energy”). We have no other subsidiary. Access is a private company, formed under the laws of Ontario, Canada on August 26, 2005.

History and Background of Company

We were incorporated in the State of Nevada on October 12, 2004 as Lam Liang Corp. In November 2004, we acquired 99.94% ownership in a privately-held Thai company which was dissolved on June 5, 2006. On May 6, 2006, three of our directors resigned and two new directors were appointed to our Board of Directors, and we amended our business plan.

To indicate our new business focus, that of making a strategic acquisition in the unconventional oil industry, we filed an amendment to our Articles of Incorporation with the Nevada Secretary of State on June 9, 2006 which changed our name to “Blacksands Petroleum, Inc.” (“Blacksands” or the “Company”) and increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 310,000,000 shares, comprised of 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001.

On June 21, 2006, we effected a 30:1 forward stock split in the form of a dividend. The dividend was paid to stockholders of record as of the close of business on June 21, 2006. Immediately prior to the split, we had 2,100,000 shares of common stock issued and outstanding. Immediately following the split, we had 63,000,000 shares of common stock issued and outstanding.

To further our business plan, on May 6, 2006, we issued $1 million of convertible debentures to two non-affiliates in reliance on Regulation D under the United States Securities Act of 1933, as amended (the “Securities Act”). Effective August 9, 2006, the debentures were converted into an aggregate of 1,000,000 units (“Units”). Each Unit consisted of one share of our common stock and one common stock purchase warrant to purchase a share of our common stock at a price of $3.00 per share at any time during the two year period that commenced on October 1, 2006. The 1,000,000 warrants expired September 30, 2008.

Also on August 9, 2006, we issued an aggregate of 10,854,700 Units at $1 per Unit to 49 persons in reliance on Section 4(2), Regulation D or Regulation S under the Securities Act. We derived total gross proceeds of $10,854,700 from this sale of Units which was placed into a restricted cash escrow account pending our making a strategic acquisition in the unconventional oil industry. Each Unit consisted of one share of our common stock and one common stock purchase warrant to purchase a share of our common stock at a price of $3.00 per share at any time during the two year period that commenced on October 1, 2006. The 10,854,700 warrants expired September 30, 2008.

On November 6, 2006, the Company purchased 30,000,000 shares of common stock from Darren Stevenson, the President & CEO, CFO and a director of the Company at the time, for $50,000 cash in accordance with the terms of the stock repurchase agreement. The 30,000,000 shares of common stock repurchased have been cancelled.

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

Access was formed in August 2005 for the purpose of acquiring rights for conventional and unconventional oil and gas exploration and development on lands in Western Canada and the United States, including the traditional lands of the Buffalo River Dene Nation in Northern Saskatchewan (the “BRDN”). Access secured initial financing to continue negotiations with the BRDN, but as negotiations progressed, additional financing was required. We were introduced to Access through investors interested in its potential.

On March 23, 2006, Access signed an Authorization and Access Permit with the BRDN to provide Access with the right to complete non-invasive exploration on the BRDN’s land, including mapping macroseepage and bitumen deposits visible on the surface.

In April 2006, Darren R. Stevenson signed an employment agreement with us to become our President, Chief Executive Officer, Chief Financial Officer, and Secretary. For the duration of 2006, he assisted in raising capital for Blacksands from sophisticated and institutional investors based in Europe and North America, and evaluating various conventional and unconventional oil and gas opportunities of which Access was one.

On November 3, 2006, Access and the Buffalo River Dene Development Corporation (“BRDDC”), a wholly-owned subsidiary of the BRDN, signed a joint venture agreement (the “Joint Venture Agreement”) which, among other things, granted Access exclusive and binding rights to explore and develop oil and gas reserves on certain of the BRDN’s traditional lands.

On November 10, 2006, we entered into an Exclusivity Agreement (“Exclusivity Agreement”) with Access where it agreed that in exchange for Cdn$100,000, Access would refrain from soliciting or encouraging the submissions of proposals or offers from any person other than us relating to the purchase of equity in Access or all or a significant portion of its assets until March 10, 2007. The expiration date of the agreement was subsequently extended on two occasions for no additional consideration. The agreement expired on August 7, 2007. A copy of the Exclusivity Agreement, and its amendments, are incorporated by reference as Exhibits 10.2, 10.3 and 10.4 respectively.

As Access’ negotiations with the BRDN continued, it sought an amendment to the Joint Venture Agreement (the “Amendment”) which would grant it exclusive and enforceable rights to conduct exploration and development on the BRDN’s traditional land. To assist the negotiations with the BRDN, and to fulfill one of their negotiating requirements, on May 17, 2007, we placed Cdn$250,000 into escrow along with a loan agreement (“Loan Agreement”) and a promissory note (“Note”), which evidenced Access’ obligations to us. By the terms of the Loan Agreement, if we consummated the Purchase, the proceeds of the loan would be paid to Access as part of the purchase price and the Note would be cancelled. The escrow agreement provided that unless we and Access issued joint written instructions to release the funds to Access by June 1, 2007, the escrow agent was to return the funds to us and destroy the Note and Loan Agreement. On June 11, 2007, the escrow agent released Cdn$100,000 of the loan proceeds to the BRDN (through Access) which was used to pay for work performed by BRDN contractors and an additional $125,000 on August 2, 2007. Copies of the Loan Agreement, Note, and Escrow Agreement are incorporated by reference as Exhibits 10.6, 10.7 and 10.8 respectively. On the Closing Date, we consummated the Purchase, and the funds remaining in the Escrow Account were released to Access as part of the purchase price.

On May 9, 2007, Access and the BRDDC executed an amendment (“Amendment”) (incorporated by reference as Exhibit 10.5) to the Joint Venture Agreement (incorporated by reference as Exhibit 10.1), and further amended it on March 17, 2008 (incorporated by reference as Exhibit 10.5.1), which granted Access exclusive, enforceable rights to access the BRDN’s land for the purpose of oil and gas exploration and development.

On May 24, 2007, our representatives and those from Access and the BRDN attended a signing ceremony for the Impact/Benefit Agreement signed by the BRDN and the A10 Project which was further amended on March 17, 2008 (incorporated by reference as Exhibit 10.14).

The Impact/Benefit Agreement (and its amendment of March 17, 2008, collectively referred to as the Impact/Benefit Agreement or “IBA”) sets forth the framework for several obligations of Access in favor of the BRDN. The term of the Impact/Benefit Agreement will be for a period of twenty (20) years from the date of execution. The parties agree that one year prior to the expiration of the initial term, A10 Project will initiate a review of the Impact/Benefit Agreement with the BRDN. Either party may terminate the Impact/Benefit Agreement by providing the other party with 30 days’ notice of an intention to terminate.

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

In connection with its entry into the Joint Venture Agreement with the BRDN, Access paid the BRDN Cdn$375,000 as a non-refundable deposit. An additional $125,000 was paid to the BRDN upon Access receiving standard post closing documents. On Access’ behalf, BRDN contractors performed work such as road construction. As of the Closing Date, Access owed such contractors approximately Cdn$189,000 for such work which was paid for out of the purchase price.

In addition, pursuant to the Impact/Benefit Agreement and its Amendment, the Company is committed to make certain contributions to the BRDN on or before May 24 of every year for capacity and infrastructure building and for reimbursement of costs for traditional lands staffing and to support training and development of the BRDN community in the range of Cdn$1,000,000 to Cdn$1,300,000 per year. Additionally, the Company is committed to expend up to Cdn$1,000,000 to assist BRDN forestry contractors to transition to approved contractors for the A10 Project. Finally, the Company is committed to providing a loan of up to Cdn$5,000,000 to assist the BRDDC to fund an increase in ownership of the A10 Project up to 30% (from the current 10% interest) when production is to commence. All amounts paid or advanced are potentially recoverable as part of the Company’s earned working interest in the A10 Project.

As at October 31, 2008, the Company had paid or accrued a total of approximately Cdn$2,098,500 (approximately US$1,742,200) to the BRDN and is committed to further payments totalling in the aggregate of approximately Cdn$25,000,000 over the 20-year term of the agreement.

On October 15, 2008, Access signed a Joint Venture Agreement and an Impact Benefit Agreement (the “Agreements”) with La Loche Clearwater Development Authority. The Agreements were subject to the ratification by the aboriginal residents of the area (the La Loche “Community”) before they are effective.

On February 14, 2009, the Community ratified the Joint Venture Agreement and the Impact Benefit Agreement signed by Access and the La Loche Clearwater Development Authority (“LLCDA”) on October 15, 2008.

The Agreements cover approximately 3,000,000 hectares of La Loche Traditional Lands (the “Traditional Lands”) in north western Saskatchewan, north and west of the town of La Loche, Saskatchewan (the “La Loche Project”). They allow Access to exclusively participate in the acquisition, exploration and development of certain surface and subsurface rights in and to the Traditional Lands with respect to petroleum and mining products (the “Products”).

The terms of the Agreements are for twenty years from the date of signing (October 15, 2008), and automatically renew for consecutive terms of twenty years if Access provides notice of renewal to LLCDA before the expiration of the Agreements. Pursuant to the terms of the Agreements, Access paid Cdn$15,000 (approximately US$12,500) on the signing of the Agreements, and is obligated to pay to the LLCDA Cdn$75,000 (approximately US$62,300) at the start of each three-month period upon ratification of the Agreements (or Cdn$300,000 annually – approximately US$249,000). As well, Access is obligated to pay a 5% gross overriding royalty to LLCDA from the production of any Products.

Access’ Business

Access is an exploration stage company engaged in the business of conventional and unconventional oil and gas exploration in Western Canada and the United States whose only operations to date have been to negotiate the Joint Venture Agreement and the Amendments thereto, and sign a Impact/Benefit Agreement (“Impact/Benefit Agreement”) with the BRDN on May 24, 2007, amended March 17, 2008. Access also signed Joint Venture and Impact Benefit Agreements with La Loche Clearwater Development Authority on October 15, 2008, which required ratification of the La Loche community members before they were final – such ratification was obtained on February 14, 2009 as discussed above.

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

 Purchase of Access’ Common Stock

We paid the purchase price in four segments: (i) Cdn$3,077,935 in cash; (ii) release of approximately Cdn$250,000 held in escrowed funds in exchange for cancellation of the Note; (iii) $100,000 that we paid Access pursuant to the Exclusivity Agreement; and (iv) the Burden Warrants. The Burden Warrants were granted to H. Reg F. Burden, the sole stockholder of Access prior to the Purchase. We obtained the cash portion of the purchase price from funds released from restricted cash held in an escrow account. See Management’s Discussion and Analysis—Liquidity.

Stockholders Agreement

As a condition to the Purchase, we entered into a Unanimous Stockholders Agreement (the “Stockholders Agreement”) with Access and Mr. Burden (we, Mr. Burden and any future stockholder is a “Stockholder”). During the term of the Stockholders Agreement, and except as described below, no Stockholder can transfer, sell, assign or otherwise dispose (each a “Transfer”) of any of their shares of Access’ common stock shares other than pursuant to the terms of the Stockholders Agreement and any Transfers in violation of the Stockholders Agreement are null and void. A copy of the Stockholders Agreement is incorporated by reference as Exhibit 10.10.

Other provisions of the Stockholders Agreement include the following:

Annual Budget

Blacksands is required to make sufficient capital contributions to Access according to its annual plan and budget until Access’ internal resources are adequate to fund its annual plan without such contributions.

Corporate Governance

Access’ Board of Directors now consists of four members. Provided that we own at least 30% of Access’ issued and outstanding common stock (together with his affiliates and permitted transferees; the “Blacksands Threshold”), we may designate (and remove at will) three members of the Board (each a “Blacksands Designee”). Our initial designees were the members of our own Board of Directors at that time, Mr. Stevenson, Mr. Rick Wilson and Mr. Bruno Mosimann. Provided that Mr. Burden owns at least 10% of Access’ issued and outstanding common stock (together with his affiliates and permitted transferees; the “Burden Threshold”), he may nominate (and remove at will) one member of the Board (the “Burden Designee”). His initial designee is Mr. Paul A. Parisotto who has also become a member of our Board of Directors. In August 2008, Mr. Mark Holcombe replaced Mr. Stevenson as a director of Access.

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

Business Objectives of the Company

Blacksands’ mission, through Access, is to acquire, explore, and develop oil sands properties in northern Saskatchewan, Canada. We are currently focused on the exploration, delineation, and ultimate exploitation of bitumen on the A10 Project, and completion of the acquisition of surface rights with the La Loche Clearwater Development Authority to explore the traditional lands of La Loche in northwestern Saskatchewan.

Corporate Strengths

We believe that we have the following business strengths that will enable us to achieve our objectives:

•	our management team has resource industry experience;

•	we have a Joint Venture and Impact/Benefit Agreement (amended) with the BRDN covering approximately 3,000,000 acres of their traditional land in northwestern Saskatchewan; and,
•

we have entered into a Joint Venture Agreement and an Impact Benefit Agreement with the La Lochee Clearwaterr Development Authority, subject to community ratification obtained February 14, 2009,, covering approximately 3,000,000 hectares of their traditional land in northwestern Saskatchewan.

Number of Employees

The Company has no employees. All work is done by contractors.

Competition

The petroleum industry is highly competitive. See “Risk Factors.” We compete with other exploration stage companies for financing from a limited number of investors prepared to make investments in junior companies exploring for conventional and unconventional resources. The presence of competing oil and gas exploration companies, both major and independent, may impact our ability to raise additional capital in order to fund our exploration program if investors are of the view that investments in competitors are more attractive based on the merit of the properties under investigation, and the price of the investment offered to investors.

Many of the oil and gas exploration companies with whom we compete have greater financial and technical resources than we do. Accordingly, these competitors may be able to spend greater amounts on acquisitions of properties of merit and on exploration of their properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of resource properties. This competition could result in our competitors having resource properties of greater quality and interest to prospective investors who may finance additional exploration, and to senior exploration companies that may purchase resource properties or enter into joint venture agreements with junior exploration companies. This competition could adversely impact our ability to finance property acquisitions and further exploration.

Competition to reserve oil drilling rigs, other equipment, and qualified personnel is intense. At this time we are acquiring the necessary permits, approvals and leases to begin exploration activities and development of the A10 Project.

Rights of the BRDN and LLCDA to Surface and Subsurface Access of Land

Treaty 10, which applies to the traditional lands of the BRDN Nation and the Project Land, recognizes the BRDN’s right to control surface access to their land. Current law reserves the right of the Province of Saskatchewan (the “Province”) to grant rights to access the subsurface of the BRDN’s land. Any subsurface rights granted by the Province would be encumbered by the BRDN who control surface access rights, which have been granted exclusively to Access pursuant to the Joint Venture Agreement and Amendments, and the Impact/Benefit Agreement and its amendment of March 17, 2008. The BRDN are a nation of over 1,500 people whose traditional land encompasses 85,800 square miles within the area of Treaty 10 (“Treaty 10”).

The Impact Benefit Agreement and its amendment of March 17, 2008 set out the obligations and commitments of Access with regard to respecting the BRDN’s traditional way of life, culture, livelihood, and the environment and ecosystems of the BRDN’s traditional lands. Without an IBA, a subsurface rights holder would not be able to gain access to the land in order to carry out exploration, development or production activities.

The LLCDA has unextinguished Aboriginal Rights and Title to both the surface and the minerals, including all hydrocarbons within its Traditional Lands, located within Treaty 8 and Treaty 10 territory. The Joint Venture and Impact Benefit Agreements of October 15, 2008 set out the obligations and commitments of Access with regard to respecting the La Loche traditional way of life, culture, livelihood, and the environment and ecosystems of the La Loche traditional lands. Without an IBA, a subsurface rights holder would not be able to gain access to the land in order to carry out exploration, development or production activities.

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

The cost of compliance with environmental regulations for the Company is unknown, but could be significant.

Other Government Regulations

Our proposed business will be affected by numerous laws and regulations, including energy, conservation, tax and other laws and regulations relating to the energy industry. Any extraction operations will require permits or authorizations from federal, provincial or local agencies. See “Risk Factors.”

In Saskatchewan, the legislated mandate for the responsible development of the province’s oil and gas resources is set out in The Department of Energy, Mines and Energy Act (R.S., 1985, c. E-7) which provides the Minister with the responsibility for the exploration, development, management and conservation of non-renewable resources. The Oil and Gas Act (R.S., 1985, c. O-7) allows for the orderly exploration and development of oil and gas in the Province and optimizes recovery of these resources. The exploration of oil shales, which includes oil sands, is regulated under The Oil Shale Regulations of 1964 (Sask. Reg. 555/64), as amended from time to time, and under The Mineral Resources Act, 1985 (Sask. Reg. M-16.1). These regulations apply to oil shale rights that are the property of the Province of Saskatchewan and establish the terms under which exploration permits and leases are granted. Since 2005, the Province of Saskatchewan has undertaken a consultation review process with all stakeholders in an effort to update the oil sands and oil shale regulations. This update is intended to align regulations better with other regimes in the country and to encourage exploration and development activity in the Province.

Oil Industry

According to the National Energy Board of Canada (the “NEB”), oil sands contain sand, clay, water and bitumen, a heavy, tar-like, viscous form of crude oil, with a density of approximately 8 degrees to 14 degrees API. Bitumen-bearing geologic formations, typically containing up to 18 percent bitumen saturation by weight, can be situated near the surface or hundreds of feet below. Recovery of oil sands from formations above 75 meters (250 feet) is generally by open-pit mining; for deeper formations, in-situ recovery techniques such as steam-assisted gravity drainage (“SAGD”) are used.

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

ITEM 1A.	RISK FACTORS AND UNCERTAINTIES

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

As an enterprise engaged in the business of unconventional oil extraction and development, the business of acquiring, developing and producing oil reserves is inherently risky. This section is organized as follows:

•	Risks related to our business;
•	Risks related to our financial condition;
•	Risks relating to our industry; and
•	Risks related to our common stock.

Risks Related To Our Business

We Have No Operating History. Accordingly, You Have No Basis Upon Which To Evaluate Our Ability To Achieve Our Business Objectives.

We (including Access) are an exploration stage company and have no current operations. We, through Access, have only the rights and obligations set forth in the Joint Venture Agreement and its Amendments and Impact/Benefit Agreement and its Amendment with the BRDN, and the rights and obligations set forth in the Joint Venture Agreement and the Impact Benefit Agreement with La Loche Clearwater Development Authority. Our business plan involves our engagement in conventional and unconventional oil operations which may include our acquisition, exploration and development of interests, in Western Canada and elsewhere, of oil sands or tar sands properties. As an unconventional oil exploration and development company with no operating history, property interests, or related assets, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in the establishment of a new business enterprise and must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the unconventional oil industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

Our Business Plan is Highly Speculative and its Success Depends, In Part, On Exploration Success.

Our business is speculative and dependent upon the implementation of our business plan and our ability to enter into agreements with third parties for the rights to exploit unconventional oil reserves on terms that will be commercially viable for us. Our business plan is focused primarily on the exploration for oil sands deposits in the Province of Saskatchewan. Exploration itself is highly speculative. We are subject to all of the risks inherent in oil sands exploration and development, including identification of commercial projects, operation and revenue uncertainties, regulatory requirements, market sizes, profitability, market demand, commodity price fluctuations and the ability to raise further capital to fund activities. There can be no assurance that we will be successful in overcoming these risks. These risks are further exacerbated by our dependence on the A10 Project and the La Loche Project as our primary asset.

Our Assets Have Limited Value By Themselves.

Through the Joint Venture Agreement and Amendments and the Impact/Benefit Agreement and its amendment, the BRDN granted Access exclusive rights to access the A10 Project’s surface to explore and develop oil and gas reserves. Neither the Joint Venture Agreement nor its Amendments nor the Impact/Benefit Agreement purport to grant any licenses, leases, permits, or agreements with other third parties, including any government entity or other First Nations’ peoples, necessary for the exploration, development, and exploitation of any such deposits. We have not obtained any such rights from other parties, some of which may not be able to be secured on acceptable terms to us if at all. Failure to obtain such rights could prevent us from executing our business plan.

Through the Joint Venture Agreement and the Impact Benefit Agreement with LLCDA, the LLCDA granted Access the exclusive right to participate in the acquisition, exploration and development of certain surface and subsurface rights in and to the La Loche Community’s Traditional Lands with respect to petroleum and mining products (“Products”). Neither the Joint Venture Agreement nor the Impact Benefit Agreement with LLCDA purport to grant any licenses, leases, permits, or agreements with other third parties, including any government entity or other First Nations’ peoples, necessary for the exploration, development, and exploitation of any such deposits. We have not obtained any such rights from other parties, some of which may not be able to be secured on acceptable terms to us if at all. Failure to obtain such rights could prevent us from executing our business plan.

We Have Not Yet Established Any Reserves On The Project Lands and There Is No Assurance That We Ever Will.

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

Our Business May Suffer If We Do Not Attract And Retain Talented Personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our intended business. We presently have a small management team which we intend to expand in conjunction with our planned operations and growth. The loss of a key individual, or our inability to attract suitably qualified staff could materially adversely impact our business.

Access has a management contract with Coniston (“Coniston Agreement”). The Coniston Agreement terminates on October 31, 2009 and is automatically renewable annually unless one party gives notice of non-renewal, or the contract is amended by both parties. As a practical matter, the agreement will not assure the retention of Mr. Parisotto, and we may not be able to enforce all of the provisions either generally or its non-competition provisions specifically. The Coniston Agreement is incorporated by reference as Exhibit 10.13.

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

As well, failure to obtain an Impact Benefit Agreement/Joint Venture Agreement with a First Nation could preclude the Company from gaining access to the land in order to carry out exploration, development or production activities.

We May Never Obtain Subsurface Rights for the Projects.

In order to explore the lands of the Projects, we require the subsurface rights, or “oilsands exploratory permits” to be issued by the Province of Saskatchewan. These oilsands exploratory permits must be posted by the Province, and bid for, and run for a period of five years. Although the Province has posted the oilsands exploratory permits for the some of the A10 Project area, and Access has bid on those permits, twice in August and December 2008, we have not yet been successful with our bids (nor has any other company), and may never be successful in obtaining the required permits.

It is also possible that another company could acquire the oilsands exploratory permits (the subsurface rights) for the Projects. However, if another company were to be successful in obtaining the permits, that company would be required to negotiate with Access for the right to access the ground.

It May be Difficult to Procure Necessary Equipment or Personnel To Conduct Our Programs.

The Purchase (of Access) was completed on August 3, 2007. Competition to reserve oil drilling rigs, other equipment, and qualified personnel is intense. We may need additional time and resources to contract the right people and the requisite equipment once the required oilsands exploratory permits are in hand.

We May Not Be Able To Establish Unconventional Oil Operations or Manage Our Growth Effectively, Which May Harm Our Profitability.

Our strategy envisions establishing and expanding our unconventional oil business. If we fail to effectively establish unconventional oil operations and thereafter manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes, and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

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

Our Lack Of Diversification Will Increase The Risk Of an Investment In Us, As Our Financial Condition May Deteriorate If We Fail To Diversify.

Our business currently focuses on the unconventional oil industry with a single property. Larger companies have the ability to manage their risk by diversification. However, we will lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

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

In addition to royalties payable to the Province, we have granted a 1.25% nonconvertible overriding royalty based on 100% production from the A10 Project’s production to Coniston pursuant to the Coniston Agreement. See “Executive Compensation—Agreements With Officers, Directors And Consultants—Paul Parisotto.” As well, the La Loche Project has provision for a 5% gross overriding royalty for Products from the La Loche Project, payable to LLCDA.

Access May Sell Interests in the Projects.

In the future, Access may sell, lease, farmout, or otherwise transfer a portion of its working interest or carried interest in a given Project. It may also transfer a portion of its rights under the relevant Joint Venture Agreement and any Amendments. Any reduction of Access’ interests will result in lower revenues once a Project enters production. In addition, there can be no assurance that any or all of these transfers will be on economically beneficial terms.

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

Competition In Obtaining Rights To Acquire and Develop Unconventional Oil Reserves and To Market Our Production May Impair Our Business.

The unconventional oil industry is highly competitive. Other unconventional oil companies may seek to acquire property leases and other properties and services we will need to operate our business in the areas in which we expect to operate. This competition has become increasingly intense as the price of oil on the commodities markets has risen in recent years. A number of other companies have entered or have indicated they are planning to enter the oil sands business and begin production of bitumen and synthetic crude oil or expand their existing operations, although the impact on their plans in the current global economic climate including the current reduced price of oil is not yet known. It is difficult to assess the number, level of production and ultimate timing of all of the potential new producers or where existing production levels may increase.

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

The oil industry competes with other industries in the supply of energy, fuel, and related products to consumers. A number of other ventures have announced plans to enter the unconventional oil development business or expand existing operations (although the impact on their plans in the current global economic climate is uncertain). Development of new projects or expansion of existing operations could materially increase the supply of synthetic crude oil in the marketplace. Depending upon the levels of future demand, increased supplies could negatively impact the prices obtained for oil.

Our success depends on the ability of our management and employees to interpret market and geological data correctly, and to interpret and respond to economic, market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, and marketing personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, integrate or retain sufficiently qualified personnel.

Risks Related To Our Financial Condition

The Company Has a History Of Losses, an Accumulated Deficit, and Expects To Continue To Incur Losses for the Foreseeable Future.

The incurred combined losses of Blacksands and Access are $1,564,090 for the 12 months ended October 31, 2008 and $2,951,510 for the 12 months ended October 31, 2007. We have cumulative losses accumulated during the exploration stage of $4,838,178, and we expect to lose money for the foreseeable future while we explore and develop petroleum reserves on the Project Lands.

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

The Company had $3,445,650 as of October 31, 2008, and $6,593,103 as of October 31, 2007 in cash and cash equivalents, cash in the Company’s attorney’s trust account, and short-term investments on hand. Our initial plans call for a minimum of Cdn$1 million to be spent on exploration efforts once we obtain required oilsands exploratory permits. Based on the results of our initial exploration and availability of capital, preliminary plans for exploration have been formulated. Operating costs of exploration programs may be greater than we anticipate, such that we may have to seek additional funds sooner than otherwise expected. We currently are in the exploration stage, we have no revenue from operations, and we are experiencing significant negative cash flow.

We will be dependent on raising capital, debt or equity, from outside sources to pay for further exploration and development of our Project. Such capital may not be available to us when we need it on terms acceptable to us if at all, particularly in the current global economic conditions. The issuance of additional equity securities by us will result in a dilution to our current stockholders which could depress the trading price of our common stock. Obtaining debt financing will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and may be required to scale back or cease our operations. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

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

Our independent registered public accounting firm, Ernst & Young LLP (“Ernst & Young”), included an explanatory paragraph that expresses doubt as to our ability to continue as a going concern in their audit report contained in this Form 10-K report under Item 8 for the year ended October 31, 2008. As well, we have included a paragraph expressing doubt as to our ability to continue as a going concern in our notes to financial statements included in this Form 10-K report. Although we believe that as a result of our recent financings, shift in business plan, and Purchase of Access in 2007, we can overcome such doubt in the future, we cannot provide any assurance that we will in fact operate our business profitably or obtain sufficient financing to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow. Accordingly, there can be no assurance that Ernst & Young’s report on our future financial statements for any future period will not include a similar explanatory paragraph if we are unable to successfully implement our business plan. Ernst & Young’s expression of such doubt or our inability to overcome the factors leading to such doubt could have a material adverse effect on our relationships with prospective customers, lenders, investors and suppliers, and therefore could have a material adverse effect on our business.

Our Federal and State and Canadian Income Tax Returns for the years 2004 to 2007 have not yet been filed.

Our federal and state income tax returns have not yet been filed for 2004 to 2007, although those of our subsidiary Access Energy Inc. are up-to-date. The Company has incurred losses, and does not believe that Company has any tax liabilities for the years 2004 to 2007 inclusive. We have commissioned the preparation of the Income Tax Returns, and they are in process of being prepared.

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

There are numerous uncertainties inherent in estimating quantities of unconventional oil resources, including many factors beyond our control, and no assurance can be given that expected levels of resources or recovery of unconventional oil will be realized. In general, estimates of recoverable unconventional oil resources are based upon a number of factors and assumptions made as of the date on which resource estimates are determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain, and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable unconventional oil, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

Prices And Markets For Oil Are Unpredictable and Tend To Fluctuate Significantly, Which Could Reduce Profitability, Growth and the Value of Our Proposed Business.

Our revenues and earnings, if any, will be highly sensitive to the price of oil. Prices for oil are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil, market uncertainty, and a variety of additional factors beyond our control. These factors include, without limitation, weather conditions, the condition of the Canadian, U.S. and global economies, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, war, or the threat of war, in oil producing regions, the foreign supply of oil, the price of foreign imports, and the availability of alternate fuel sources. Significant changes in long-term price outlooks for crude oil could have a material adverse effect on us. For example, market fluctuations of oil prices may render uneconomic the mining, extraction and upgrading of tar sands reserves containing relatively lower grades of bitumen.

All of these factors are beyond our control and can result in a high degree of price volatility not only in crude oil and natural gas prices, but also fluctuating price differentials between heavy and light grades of crude oil, which can impact prices for our crude oil and bitumen. Oil and natural gas prices have fluctuated widely in recent years, and we expect continued volatility and uncertainty in crude oil and natural gas prices. A prolonged period of low crude oil and natural gas prices could affect the value of our crude oil and gas properties and the level of spending on growth projects, and could result in curtailment of production on some properties. Accordingly, low crude oil prices in particular could have an adverse impact on our financial condition and liquidity and results of operations.

We Are Exposed To Fluctuations In The Exchange Rate Between The U.S. Dollar And The Canadian Dollar.

Substantially all of our cash is denominated in Canadian Dollars and substantially all of our costs of operations are paid in Canadian Dollars. Our financial statements included herein are presented in U.S. dollars. Continued fluctuations in exchange rates between the U.S. and Canadian dollar may give rise to foreign currency exposure, either favorable or unfavorable, creating another element of uncertainty.

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

Amendments To Current Laws and Regulations Governing Our Proposed Operations Could Have a Material Adverse Impact On Our Proposed Business.

Our business will be subject to substantial regulation under provincial and federal laws relating to the exploration for, and the development, upgrading, marketing, pricing, taxation, and transportation of unconventional oil and related products and other matters. Amendments to current laws and regulations governing operations and activities of unconventional oil extraction operations could have a material adverse impact on our proposed business. In addition, there can be no assurance that income tax laws, royalty regulations and government incentive programs related to the unconventional oil industry generally will not be changed in a manner which may adversely affect us and cause delays, inability to complete or abandonment of properties.

Our Inability to Obtain Necessary Facilities Could Hamper Our Operations.

Unconventional oil extraction and development activities are dependent on the availability of equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited. To the extent that we conduct our activities in remote areas, needed facilities may not be proximate to our operations, which will increase our expenses. Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment to us, and may delay exploration and development activities. The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

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

Competitive Risks

The Canadian and international petroleum industry is highly competitive in all aspects, including the exploration for, and the development of, new sources of supply, the acquisition of oil interests, and the distribution and marketing of petroleum products. A number of companies other than our company are engaged in the oil sands business and are actively exploring for and delineating their resource bases. Some companies have announced plans to begin production of synthetic crude oil, or to expand existing operations. Expansion of existing operations and development of new projects could materially increase the supply of synthetic crude oil and other competing crude oil products in the marketplace and adversely affect plans for development of our lands.

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

The Market Price of Our Common Stock Is Likely To Be Highly Volatile and Subject To Wide Fluctuations.

Assuming we are able to establish and maintain an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	fluctuations in revenue, if we have any, from our unconventional oil business as new reserves come to market;
•	announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;
•	changes in the demand for oil, including changes resulting from the introduction or expansion of alternative fuels;
•	changes in the price of oil;
•	announcements by relevant governments pertaining to incentives for alternative energy development programs;
•	quarterly variations in our revenues and operating expenses;
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

Our common stock is presently considered to be a “penny stock”, and is subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded, and regulate broker-dealer practices in connection with transactions in such stocks. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

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

ITEM 2.    DESCRIPTION OF PROPERTY

Executive Offices

Blacksands assumed a sublease for its head office in Toronto, Canada effective October 1, 2008 for $2,750 Cdn per month plus applicable taxes, which runs until January 30, 2012. We do not currently maintain any investments in real estate, real estate mortgages or securities of persons primarily engaged in real estate activities, nor do we expect to do so in the foreseeable future.

Access’ Property

The A10 Project

The initial exploration project is named “A10 Project” and lies on a portion of the land controlled by the BRDN subject to Treaty 10 (“Treaty 10”) in western Saskatchewan on the border with Alberta (the “Project Land”). The BRDN is a party to Treaty 10 with Her Majesty the Queen in the Right of Canada (the “Crown”) which recognizes lands and water belonging to the BRDN whose territory is situated partly in the Province of Saskatchewan and partly in the Province of Alberta. Upon entering into Treaty 10, the BRDN did not cede, release, surrender or yield to the Crown any or all rights, titles and privileges whatsoever to the BRDN’s traditional territories. Lands and waters described in Treaty 10 form a part of the traditional territories of the BRDN. Access signed the Joint Venture Agreement with the BRDDC on November 3, 2006 (subsequently amended on May 9, 2007 and March 17, 2008) granting Access exclusive access to the land. A copy of this agreement is incorporated by reference as Exhibit 10.1, and its amendment of May 9, 2007 is incorporated by reference as Exhibit 10.5. The amendment of March 17, 2008 is incorporated by reference in this Form 10-K as Exhibit 10.5.1.

Source: Indian Northern Affairs, Canada

In connection with our initial exploration, on May 24, 2007, we purchased two dimensional seismic data relating to various data lines totaling approximately 750 kilometers in length within the A10 Project. We had the data analyzed and believe that on the basis of the preliminary analysis that certain areas of interest show promising indications for further exploration. We are conducting additional technical data-seeking and evaluation. We are in the process of obtaining all necessary permits, licenses and approvals to carry out exploration work.

The La Loche Project

The La Loche Project lies on Traditional Lands of the La Loche Community as outlined in bold on the map below. It covers approximately 3,000,000 hectares of La Loche Traditional Lands in north western Saskatchewan, north and west of the town of La Loche, Saskatchewan.

La Loche Clearwater Development Authority
Traditional Land Use Areas
Selwyn Lake
Lake Athabasca
Richard Lake
Riou Lake
Black Lake
Slave River
Baril Lake
Mamawi Lake
Lake Claire
Davy Lake
Otherside River
William River
MacFarlane River
Richardson Lake
Charbonneau River
Pine River
Pasfield Lake
MacFarlane River
Cree River
Hunter Creek
Pipestone River
Mirror River
Cree Lake
Lloyd Lake
Clearwater River
Descharme River
Highrock Lake
Black Birch Lake
Costigan Lake
Upper Foster Lake
Clearwater River
Mudjatik River
Gordon Lake
La Loche
Lac La Loche
Daly Lake
Haultain River
La Loche River
Porter Lake
Peter Pond Lake
Dipper Lake
Kazan Lake
Lac Ile-a-la-Crosse
Canoe Lake
Arsenault Lake
Primrose Lake
Legend
Traditional Lands
Reserves
Major Lakes
Provincial Boundary
Highways
Roads
Towns/Villages
N
0
20
40
80
Kilometers
GeomatiKa
IRIS
environmental systems inc.

Areas of concentration estimated by the density of activity and frequency of use.

Source: Traditional Land Study, prepared by Iris Environmental Systems, Inc. Calgary, Alberta, July 2008

Access will be considered the Operator of various projects (each a “Project”), as described in the 1990 Operating Procedure of the Canadian Association of Petroleum Landmen (“CAPL”), which sets forth many standard contract terms used in connection with development and management of petroleum producing properties. A Project is defined in the Joint Venture Agreement as (i) in the case of a gas or conventional oil discovery, the drilling, completion and tie-in of a single gas well or conventional oil well and (ii) in the case of a heavy oil discovery, an oil sands pool development including all drilling, completions and facilities in conjunction with such discovery.

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

Period	High	Low
2008
First Quarter	$2.50	$1.95
Second Quarter	$2.00	$1.30
Third Quarter	$1.56	$1.30
Fourth Quarter	$1.30	$0.15
2007
First Quarter	$2.10	$0.00
Second Quarter	$2.20	$2.10
Third Quarter	$3.25	$2.60
Fourth Quarter	$3.50	$1.75
2006
Fourth Quarter	$2.01	$2.00

During the period from November 1, 2008 to January 28, 2009, the closing high bid for a share of our common stock has been $0.25 and the closing low bid has been $0.11. On January 28, 2009, the closing price of our common stock on the OTC Bulletin Board was $0.13.

As of January 28, 2009, we had 43 shareholders of record of our common stock.

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

EQUITY COMPENSATION PLANS (See also Item 10)

We have one equity compensation plan: the 2006 Stock Option Plan. This plan has been approved by our stockholders. The 2006 Stock Option Plan has been amended, and will be presented to our stockholders for approval at the Annual Meeting and are described below under the heading “Amended 2008 Company Stock Option Plan” in Item 10 of this Form 10-K report.

2006 Stock Option Plan

On June 26, 2006, our Board of Directors and the holders of a majority (55.2%) of our then outstanding common stock approved our 2006 Stock Option Plan (the “2006 Plan”). The purpose of the 2006 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2006 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options and restricted stock. The 2006 Plan is administered by our Board of Directors. As of the date of this report, there were no stock options outstanding under the 2006 Plan.

Securities Authorized for Issuance

The table below shows securities issued under our existing equity compensation plan (the 2006 Stock Option Plan) as of October 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	$Nil	6,000,000
Equity compensation plans not approved by security holders	Nil(1)	$Nil	Nil
Total	Nil	$Nil	6,000,000

(1) We issued 200,000 warrants in equity compensation plans not approved by security holders. Of these 200,000 options, 100,000 have vested and the remaining 100,000 only vested if we conducted a placement of our securities of at least $50,000,000. These warrants expired in July 2008.

ITEM 6. SELECTED FINANCIAL DATA. Not required for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS

The following is management’s discussion and analysis of certain significant factors, which have affected our financial position and operating results during the periods included in the accompanying audited consolidated financial statements and it should be read in conjunction with such audited consolidated financial statements.

On August 3, 2007, we completed the purchase of 75% of Access Energy Inc. (“Access”) for cash of US$3,234,545 and 1,500,000 warrants to purchase shares of our common stock issued to the former sole stockholder of Access. We expect that the Purchase will cause our plan of operation, results of operations and capital resources to differ materially from our financial position as it existed prior to the Purchase. Pursuant to the purchase agreement, Blacksands is now responsible for funding 100% of Access’ operations including general and administration, and all costs associated with the acquisition, exploration and development, until such time as Access is self-sufficient. (The minority shareholder is not required to fund any of Access’ costs.) This will have an impact on the operating results of Blacksands, the balance sheet, and cash position.

Subsequent to the Purchase, Access has commenced activities to obtain the permits, licenses and sub-surface rights necessary to begin our exploration activities.

The A10 Project

The initial exploration project for Access is named “A10 Project” and lies on a portion of the traditional land of the Buffalo River Dene Nation (the “BRDN”) subject to Treaty 10 (“Treaty 10”) in western Saskatchewan on the border with Alberta (the “Project Land”). The BRDN is a party to Treaty 10 with Her Majesty the Queen in the Right of Canada (the “Crown”) which recognizes lands and water belonging to the BRDN whose territory is situated partly in the Province of Saskatchewan and partly in the Province of Alberta. Upon entering into Treaty 10, the BRDN did not cede, release, surrender or yield to the Crown any or all rights, titles and privileges whatsoever to the BRDN’s traditional territories. Lands and waters described in Treaty 10 form a part of the traditional territories of the BRDN. Access signed the Joint Venture Agreement with the BRDDC in November 2006, amended on May 18, 2007, and further amended on March 17, 2008, granting Access exclusive access to the land. A copy of this agreement was filed as Exhibit 10.8 to our Form 8-K/A filed on February 19, 2009, and incorporated by reference herein.

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

In addition, the Company is committed to make certain contributions to the BRDN on or before May 24 of every year for capacity and infrastructure building and for reimbursement of costs for traditional lands staffing and to support training and development of the BRDN community in the range of Cdn$1,000,000 to Cdn$1,300,000 per year. Additionally, the Company is committed to expend up to Cdn$1,000,000 to assist BRDN forestry contractors to transition to approved contractors for the A10 Project. Finally, the Company is committed to providing a loan of up to Cdn$5,000,000 to assist the BRDDC to fund an increase in ownership of the A10 Project from the current 10% interest to up to 30% interest when production is to commence. All amounts paid or advanced are potentially recoverable as part of the Company’s earned working interest in the A10 Project.

As at October 31, 2008, the Company had paid or accrued a total of approximately Cdn$2,098,500 (approximately US$1,742,200) to the BRDN and is committed to further payments totalling in the aggregate of approximately Cdn$25,000,000 over the term of the agreement which expires in 2027.

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

On August 11, 2008, the Company, through its subsidiary, Access, submitted bids for the oilsands exploratory permits covering approximately 810,000 acres of the A10 Project lands that were posted for sale by the Province of Saskatchewan (the “Province”) on May 29, 2008. On August 13, 2008, the Province of Saskatchewan announced that there were no successful bidders for these oilsands exploratory permits. At Access Energy’s request, the Province re-posted these permits for bidding on December 3, 2008. Access bid on the permits, but again there were no successful bidders.

The La Loche Project

On October 15, 2008, Access signed a Joint Venture Agreement and an Impact Benefit Agreement (the “Agreements”) with La Loche Clearwater Development Authority. The Agreements were subject to the ratification by the aboriginal residents of the area (the La Loche “Community”) before they are effective.

On February 14, 2009, the Community ratified the Joint Venture Agreement and the Impact Benefit Agreement signed by Access and the La Loche Clearwater Development Authority (“LLCDA”) on October 15, 2008.

The Agreements cover approximately 3,000,000 hectares of La Loche Traditional Lands (the “Traditional Lands”) in north western Saskatchewan, north and west of the town of La Loche, Saskatchewan. They allow Access to exclusively participate in the acquisition, exploration and development of certain surface and subsurface rights in and to the Traditional Lands with respect to petroleum and mining products (the “Products”).

The terms of the Agreements are for twenty years from the date of signing (October 15, 2008), and automatically renew for consecutive terms of twenty years if Access provides notice of renewal to LLCDA before the expiration of the Agreements. Pursuant to the terms of the Agreements, Access paid Cdn$15,000 (approximately US$12,500) on the signing of the Agreements, and is obligated to pay to the LLCDA Cdn$75,000 (approximately US$62,300) at the start of each three-month period upon ratification of the Agreements (or Cdn$300,000 annually – approximately US$249,000). As well, Access is obligated to pay a 5% gross overriding royalty to LLCDA from the production of any Products.

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

Unless the context otherwise requires, all references in this report to “Blacksands”, “the Company”, “we”, “us” or “our” refer to both Blacksands and Access. In our consolidated financial statements, this management’s discussion and analysis and elsewhere in this report, unless otherwise noted, we include 100% of the accounts of Access from the date of acquisition of August 3, 2007. For a discussion of our principles of consolidation, see Note 1 to the audited consolidated financial statements included in this report.

Selected Consolidated Financial Information of Blacksands

	As At October 31, 2008	As At October 31, 2007
Current Assets	$3,558,133	$6,613,737
Total Assets	$7,243,655	$11,265,852
Current Liabilities	$374,230	$864,877
Minority Interest	$485,003	$503,364
Stockholders’ Equity	$6,384,422	$9,897,611

Consolidated Results of Operations

For the year ended October 31, 2008, and since our inception on October 12, 2004, we have not generated any revenue.

We incurred total operating expenses of $1,995,144 for the year ended October 31, 2008, as compared to total operating expenses of $2,723,183 for the year ended October 31, 2007. These expenses consisted of general operating expenses incurred in connection with the day-to-day operations of our business and the preparation and filing of our periodic reports as well as the management fee paid to Coniston Investment Corp. pursuant to a consulting management agreement between Coniston Investment Corp., a company controlled by Paul Parisotto, our President and Chief Executive Officer, and Access Energy Inc. The significant operating expenses include professional fees of $616,882 for the year ended October 31, 2008 incurred in connection with filing of periodic reports, SEC compliance filings, legal, audit and accounting fees, and general corporate matters as compared with professional fees of $616,629 for the year ended October 31, 2007. The office and administration expenses of $136,978 for the year ended October 31, 2008 include rent, travel, telephone and other office expenses, net of recovered Canadian Goods and Services Tax, as compared to office and administration expenses of $171,653 for the year ended October 31, 2007. The management and directors’ fees of $319,929 for the year ended October 31, 2008 includes the directors’ fee and Coniston’s fee referred to above, compared to employee remuneration of $154,296 for the year ended October 31, 2007 which includes management fees paid to Coniston for the period of August 3, 2007 (post-acquisition) to October 31, 2007 only, and no directors fees, and other amounts paid to management in 2007.

During the year ended October 31, 2008, we incurred exploration expenses of $905,691 compared to exploration expenses of $1,772,481 for the year ended October 31, 2007. The exploration expense in the year ended October 31, 2007 related to the purchase of certain seismic data for a portion of the Project Land and consulting fees paid to analyze the data as well on costs associated to maintaining the Company’s interest in the A10 Project after the acquisition of Access. The exploration expenses for the year ended October 31, 2008 include costs associated with maintaining the Company’s interest in the A10 Project as well as costs to investigate the acquisition of additional projects which are not expected to yield a new acquisition project for the Company.

We earned total interest income of $141,846 for the year ended October 31, 2008, as compared to total interest income of $405,691 for the year ended October 31, 2007. The interest for the years ended October 31, 2008 and October 31, 2007 was earned from the investment of proceeds of a private placement of our common stock and common stock purchase warrants on August 9, 2006, which remained in interest bearing instruments during the above periods, and which balance has diminished over the course of the fourth quarter of 2007 and throughout 2008 with the purchase of Access and with ongoing operations. The use of cash in the consolidated operations as well as declining interest rates reduced our interest income on excess cash in the year ended October 31, 2008.

We incurred an amount of $276,399 in the year ended October 31, 2008 as funding on behalf of the minority stockholder (represents a charge to the Company for 25% of capital advanced and used by Access in February 2008 of $1,105,596). In the year ended October 31, 2007, we incurred a comparative amount of $261,656 as a charge to the Company for 25% of capital contributed by the Company to Access in August 2007 in the amount of $1,046,622, after the acquisition of 75% of Access.

The minority interest amount of $301,739 for the year ended October 31, 2008 represents 25% share of minority stockholders of Access of the losses incurred by Access from November 1, 2007 to October 31, 2008 (excluding capital contribution to subsidiary on behalf of minority shareholder of $276,399 that is not recoverable from the minority shareholder) compared to a minority interest amount of $194,749 for the period from August 3, 2007 (date of acquisition of Access) to October 31, 2007 (also excluding capital contribution to subsidiary on behalf of minority shareholder of $261,656 at October 31, 2007 that is not recoverable from the minority shareholder).

The gain from foreign currency exchange of $263,868 at October 31, 2008 arose as a result of fluctuations in the exchange rate on US-denominated transactions in the year.

Our total comprehensive loss for the year ended October 31, 2008 was $3,521,299, compared to total comprehensive loss of $1,655,725 for the year ended October 31, 2007, and a total comprehensive loss of $5,501,898 from inception on October 12, 2004 to October 31, 2008.

Net cash used in investing activities for the year ended October 31, 2008 was $1,012,181, compared to net cash used in investing activities of $3,170,777 for the year ended October 31, 2007 and $4,218,222 for the period from inception on October 12, 2004 to October 31, 2008. $3,049,148 (net of cash in Access on acquisition) in the year ended October 31, 2007 was to purchase Access, net of cash acquired.

Cash used in financing activities for the year ended October 31, 2008 was $nil, compared to cash provided by financing activities for the year ended October 31, 2007 of $50,000, resulting from purchase of 30,000,000 shares of common stock from Mr. Darren Stevenson under the share buy back agreement.

As of October 31, 2008, the combined companies had cash and cash equivalents on hand of $2,610,232, and short-term investments of $835,418. The Company believes this amount to be sufficient to fund the Company’s general and administrative costs for the next twelve months, and fund the work necessary to obtain permits, licenses and necessary approvals to commence exploration activities on the A10 Project, and as needed, for the La Loche Project. If the Company is successful in obtaining the permits, licenses and necessary approvals, it will require additional capital to carry out any additional exploration activities, and the funding may come through the exercising of outstanding warrants and/or through the raising of additional capital. In the interim, the Company is closely monitoring its cash balances and is minimizing its use of cash as much as possible.

The Company has incurred losses, and does not believe the Company has any tax liabilities for the years 2004 to 2008 inclusive. We have commissioned the preparation of the income tax returns and expect to have them completed and filed as soon as possible.

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

Our significant accounting policies are included in Note 1 to our consolidated financial statements. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Going Concern

Our consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a “going concern” basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company is in the process of exploring resource properties and has not yet determined whether the properties contain economically recoverable reserves. The Company has incurred operating losses and negative cash flows from its operating activities for the years ended October 31, 2008 and 2007, and since inception.

The Company’s management continues to focus on the exploration, delineation, and ultimate exploitation of bitumen on the lands in northern Saskatchewan and Alberta, and completion of the acquisition of surface rights with the La Loche Clearwater Development Authority to explore the traditional lands of La Loche in northwestern Saskatchewan (note 4 to the consolidated financial statements).

The Company’s ability to continue as a going concern is dependent upon the discovery of economically recoverable reserves, obtaining additional financing to develop the properties, the ultimate realization of profits through future production or sale of properties, and the success of the Company’s business plan. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

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

New Accounting Pronouncements

FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact this statement will have on the consolidated financial statements of the Company once adopted for its fiscal year ending October 31, 2009.

FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115

In February 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates.

A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurement. The Company does not expect the adoption of SFAS 159 to materially effect the Company’s financial position or results of operations.

FASB Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations

In December 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted for its fiscal year starting November 1, 2009.

FASB Statement of Financial Accounting Standards No. 160 – Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51

In December 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 160 – Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

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

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, November 1, 2009, for the Company). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted since it relates only to presentation.

FASB Statement of Financial Accounting Standards No. 161 – Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FASB Statement of Financial Accounting Standards No. 161 – Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.

This Statement addresses the increased use and complexity of derivative instruments and hedging activities and requires enhanced disclosures about an entity’s derivative and hedging activities. It applies to all entities.

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

The Statement requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

Management believes this Statement will have no impact on the financial statements of the Company once adopted since the Company does not currently have any derivative instruments or hedging activities.

Liquidity and Capital Resources

As of October 31, 2008, the combined companies had cash and cash equivalents on hand of $2,610,232 and short-term investments of $835,418.

Revenues

Neither we, nor Access have had any revenue since our respective inceptions.

Net Cash Used In Operating Activities

The Company used $2,287,463 on operating activities, including approximately $900,000 on exploration activities in the year.

On May 24, 2007, we purchased certain seismic data relating to a portion of the Project Land for $1,045,000 in cash, $45,000 of which from our working capital accounts and $1 million from our restricted cash account held in escrow.

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended October 31, 2008 was $1,012,181, as compared to net cash used in investing activities of $3,170,777 for the year ended October 31, 2007 and $4,218,222 for the period from inception on October 12, 2004 to October 31, 2008. Of this, $3,049,148, net of cash acquired, was used in investing activities for the year ended October 31, 2007 to purchase Access.

 Cash Flows from Financing Activities

Cash used in financing activities for the year ended October 31, 2008 was $nil, compared to cash provided by financing activities for the year ended October 31, 2007 of $50,000, resulting from purchase of 30,000,000 shares of common stock from Mr. Darren Stevenson under the buy back agreement.

As part of the purchase price of Access, on August 3, 2007 we paid Cdn$850,000 in outstanding principal, plus Cdn$74,499 in accrued and unpaid interest on indebtedness from three loan agreements with unaffiliated parties. Each of the loans bore interest at 8%, were due between March 2008 and May 2009, and contained no prepayment penalties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Table of Contractual Obligations(1)

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(2)	$129,186	$ 39,750	$79,500	$9,936	-
Purchase obligations(3)	$313,178	$313,178	-	-	-
Total	$442,364	$352,928	$79,500	$9,936	-

(1)

This table excludes the obligations of the Company, through Access Energy, relating to the BRDN and the A10 Project. These obligations are approximately Cdn$1,000,000 to Cdn$1,300,000 per year for the term of Access’ Joint Venture Agreement and Amendments, and the Impact/Benefit Agreement and its Amendment of approximately 20 years, expiring in 2027. As well, Access is committed to expend up to Cdn$1,000,000 to assist BRDN forestry contractors transition to approved contractors for the A10 Project. Finally, the Company is committed to providing a loan of up to Cdn$5,000,000 to the BRDDC to fund the BRDDC’s increase in ownership of the A10 Project to 30% (from the current interest of 10%) when production is to commence. All amounts paid or advanced are potentially recoverable as part of the Company’s earned working interest in the A10 Project. It also excludes the obligations of the Company, through Access Energy, relating to the La Loche Project (see Note 12 to the financial statements).

(2) On September 2, 2008, Blacksands entered into an assignment of sublease and will begin to pay rent on its Head Office premises in Toronto, Ontario, Canada effective October 1, 2008, at a rate of $2,750 Cdn per month plus applicable taxes, until January 30, 2012.

(3)

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Directors and Shareholders of

Blacksands Petroleum, Inc.

We have audited the accompanying consolidated balance sheet of Blacksands Petroleum, Inc. as of October 31, 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended, and for the period October 12, 2004 (inception) through October 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Blacksands Petroleum, Inc. as of October 31, 2007 and for the year then ended, and for the period October 12, 2004 (inception) through October 31, 2007, were audited by other auditors whose report dated January 28, 2008, except from inception (October 12, 2004) through October 31, 2005, dated February 2, 2009 and Note 13, dated February 17, 2009, expressed an unqualified opinion on these statements and included an explanatory paragraph that the financial statements were prepared assuming that Blacksands Petroleum, Inc. will continue as a going concern. We did not audit the period October 12, 2004 (inception) through October 31, 2007 which include total expenses and net loss of $3,181,896 and $3,274,088 respectively. The consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period October 12, 2004 (inception) through October 31, 2007 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts for this period, is based solely on the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Blacksands Petroleum, Inc. as of October 31, 2008 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Blacksands Petroleum, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred net losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2008 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Ernst & Young LLP Ernst & Young LLP
Toronto, Canada,	Chartered Accountants
February 19, 2009.	Licensed Public Accountants

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

New York, New York
January 28, 2008
Except from October 12, 2004 (Inception) to
October 31, 2005, dated February 2, 2009 and
Note 13, dated February 17, 2009

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Balance Sheets

(Expressed in US dollars)

(See note 1 – Going Concern)

	As of	As of
	October 31, 2008	October 31, 2007
ASSETS

Current Assets
Cash and cash equivalents	$2,610,232	$6,548,707
Short-term investments (note 2)	835,418	-
Cash held in attorney’s trust account	-	44,396
Accounts receivable	105,929	-
Prepaid expenses and deposits	6,554	20,634
Total Current Assets	3,558,133	6,613,737

Property and equipment – net (note 3)	-	25,306
Oil and gas property costs (note 4)	3,685,522	4,626,809
Total Capital Assets	3,685,522	4,652,115
Total Assets	$7,243,655	$11,265,852

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$301,710	$589,855
Accounts payable to related parties (note 7)	72,520	275,022
Total Current Liabilities	374,230	864,877

Minority Interest	485,003	503,364
Total Liabilities and Minority Interest	859,233	1,368,241

Stockholders’ Equity
Capital stock (note 5)
Authorized
10,000,000 Preferred stock
300,000,000 Common stock
Issued
44,854,700 Common stock (2007 – 44,854,700)	74,855	74,855
Additional paid-in capital	11,861,465	11,853,355
Treasury stock, at cost	(50,000)	(50,000)
Accumulated comprehensive (loss) income	(663,720)	1,293,489
Deficit accumulated during the exploration stage	(4,838,178)	(3,274,088)
Total Stockholders’ Equity	6,384,422	9,897,611
Total Liabilities, Minority Interest and Stockholders’ Equity	$7,243,655	$11,265,852

See accompanying notes to Consolidated Financial Statements.

 Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statements of Operations

(Expressed in US dollars)

	November 1, 2007 To October 31, 2008	November 1, 2006 To October 31, 2007	From Inception (October 12, 2004) Through October 31, 2008

Revenues:
Revenue	$-	$-	$-
Total Revenues	-	-	-

Expenses:
Professional Fees	616,882	616,629	1,548,952
Loss on disposal of fixed assets	12,588	-	14,084
Management and directors’ fees	319,929	154,296	503,686
Depreciation	3,076	8,124	13,643
Office and administration	136,978	171,653	418,503
Oil and gas exploration	905,691	1,772,481	2,678,172
Total Expenses	1,995,144	2,723,183	5,177,040
Loss from Operations	(1,995,144)	(2,723,183)	(5,177,040)

Other Income and Expenses:
Interest income	141,846	405,691	683,358
Funding on behalf of minority
stockholder (note 1)	(276,399)	(261,656)	(538,055)
Gain (loss) from foreign currency exchange	263,868	(567,111)	(302,929)
Loss before Taxes	(1,865,829)	(3,146,259)	(5,334,666)

Provision for Income Taxes:
Income tax benefit (note 12)	-	-	-
Net Loss before minority interest	(1,865,829)	(3,146,259)	(5,334,666)

Minority interest	301,739	194,749	496,488
Net Loss for the Year	$(1,564,090)	$(2,951,510)	$(4,838,178)

Other comprehensive (loss) income, net of tax (note 8):
Foreign currency translation adjustment	$(1,957,209)	$1,295,785	$(663,720)
Total Comprehensive Loss	$(3,521,299)	$(1,655,725)	$(5,501,898)

Basic and Diluted Loss Per Common Share (note 5)	$(0.03)	$(0.07)	$(0.09)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	44,854,700	45,347,851	51,613,012

See accompanying notes to Consolidated Financial Statements

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Equity

(Expressed in US dollars)

	Shares	Par Value $0.001	Additional Paid-In Capital	Treasury Stock	Other Compre-hensive Income	Deficit Accumulated During Exploration Stage	Stockholders’ Equity
Balance – October 12, 2004 - (inception)	-	$ -	$ -	$ -	$ -	$ -	$ -
Stock issued for cash – October 12, 2004 (1)	30,000,000	30,000	(25,000)	-	-	-	5,000
Foreign Currency Translation Adjustment	-	-	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-
Balance – October 31, 2004	30,000,000	30,000	(25,000)	-	(5)	-	4,995

Stock issued for cash – March 4. 2005 (1)	33,000,000	33,000	22,000	-	-	-	55,000
Foreign Currency Translation Adjustment	-	-	-	-	(2,787)	-	(2,787)
Net Loss	-	-	-	-	-	(13,780)	(13,780)
Balance – October 31, 2005	63,000,000	63,000	(3,000)	-	(2,792)	(13,780)	43,428

Equity Compensation -
Granted August 1, 2006	-	-	21,620	-	-	-	21,620
Deferred equity compensation	-	-	(18,918)	-	-	-	(18,918)
Stock issued for cash – August 10, 2006	10,854,700	10,855	10,843,845	-	-	-	10,854,700
Stock issued on conversion
of Debentures - August 10, 2006	1,000,000	1,000	999,000	-	-	-	1,000,000
Foreign Currency Translation Adjustment	-	-	-	-	496	-	496
Net Loss	-	-	-	-	-	(308,798)	(308,798)
Balance – October 31, 2006	74,854,700	74,855	11,842,547	-	(2,296)	(322,578)	11,592,528

Stock repurchased for cash -
November 6, 2006	(30,000,000)	-	-	(50,000)	-	-	(50,000)
Equity compensation expensed	-	-	10,808	-	-	-	10,808
Foreign Currency Translation Adjustment	-	-	-	-	1,295,785	-	1,295,785
Net Loss	-	-	-	-	-	(2,951,510)	(2,951,510)
Balance – October 31, 2007	44,854,700	74,855	11,853,355	(50,000)	$ 1,293,489	$ (3,274,088)	$ 9,897,611

Equity compensation expensed	-	-	8,110	-	-	-	8,110
Foreign Currency Translation Adjustment	-	-	-	-	(1,957,209)	-	(1,957,209)
Net Loss	-	-	-	-	-	(1,564,090)	(1,564,090)

Balance – October 31, 2008	44,854,700	$ 74,855	$ 11,861,465	$ (50,000)	$ (663,720)	$ (4,838,178)	$ 6,384,422

(1) On May 6, 2006, the Company declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record date for the stock split was June 21, 2006. The stock split has been recorded retroactively.

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	November 1, 2007 Through October 31, 2008	November 1, 2006 Through October 31, 2007	From Inception (October 12, 2004) Through October 31, 2008

Cash Flows from Operating Activities:
Net Loss	$(1,564,090)	$(2,951,510)	$(4,838,178)
Adjustments to reconcile net loss to
net cash used in operating activities:
Minority interest	(25,340)	66,907	41,567
Foreign currency exchange (loss) income	-	616,517	-
Equity compensation expense	8,110	10,808	21,620
Loss on disposal of fixed assets	12,588	-	14,084
Depreciation	3,076	8,124	13,643
Changes in operating assets and liabilities:
Accounts receivable	(126,625)	-	(126,625)
Prepaid expenses and deposits	11,512	(17,140)	(9,122)
Rent deposit	-	9,902	-
Accounts payable and accrued liabilities	(192,364)	492,043	397,491
Accounts payable to related party	(171,158)	272,796	103,864
Net Cash Used in Operating Activities	(2,044,291)	(1,491,553)	(4,381,656)

Cash Flows from Investing Activities:
Purchase of subsidiary, net of cash acquired	-	(3,049,148)	(3,049,148)
Oil and gas property costs	(67,700)	(75,128)	(142,828)
Funds from (to) cash in attorney’s trust account	41,624	(44,396)	-
Proceeds of sale of property and equipment	9,760	-	9,760
Investment in short-term investments	(998,637)	-	(998,637)
Purchase of property and equipment	-	(2,105)	(37,369)
Net Cash Provided by (Used in) Investing Activities	(1,014,953)	(3,170,777)	(4,218,222)

Cash Flows from Financing Activities:
Repurchase of stock	-	(50,000)	(50,000)
Issue of convertible debentures	-	-	1,000,000
Sales of common stock	-	-	10,914,700
Net Cash (Used in) Provided by Financing Activities	-	(50,000)	11,864,700

Effects of exchange on cash	(879,231)	(386,808)	(654,590)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,938,475)	(5,099,138)	2,610,232
Cash and Cash Equivalents Balance, Beginning of Year	6,548,707	11,647,845	-
Cash and Cash Equivalents Balance, End of Year	$2,610,232	$6,548,707	$2,610,232

Supplemental Disclosures:
Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-

Non-cash financing activities:
Conversion of debentures into stock and warrants	$-	$-	$1,000,000

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and history - Blacksands Petroleum, Inc. (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on October 12, 2004 as Lam Liang Corp. The Company was formed to design, produce and sell fashionable computer laptop cases for women through a subsidiary, which was subsequently dissolved on June 5, 2006. The Company’s operations were limited to general administrative operations and development of its first product line and the Company was considered an exploration stage company in accordance with Statement of Financial Accounting Standards No. 7, and exited its plan of operation on May 6, 2006. To indicate its new direction into the unconventional oil industry, the Company filed a Certificate of Amendment to its Articles of Incorporation on June 9, 2006 to change its name from “Lam Liang Corp.” to “Blacksands Petroleum, Inc.” On August 3, 2007, the Company completed its purchase of 75% of the capital of Access Energy Inc. (“Access” or “Access Energy”). Prior to the purchase, the Company was a “shell” company as that term is defined in Rule 12b-2 of the Exchange Act. By consummating the purchase, the Company succeeded at its business plan, which was to enter the unconventional petroleum industry by acquiring a suitable target company. The Company currently operates in only one segment – unconventional oil and gas exploration.

Going Concern - These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a “going concern” basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company is in the process of exploring resource properties and has not yet determined whether the properties contain economically recoverable reserves. The Company has incurred operating losses and negative cash flows from its operating activities for the years ended October 31, 2008 and 2007, and since inception.

The Company’s management continues to focus on the exploration, delineation, and ultimate exploitation of bitumen on the lands in northern Saskatchewan and Alberta, and completion of the acquisition of surface rights with the La Loche Clearwater Development Authority to explore the traditional lands of La Loche in northwestern Saskatchewan (note 4).

The Company’s ability to continue as a going concern is dependent upon the discovery of economically recoverable reserves, obtaining additional financing to develop the properties, the ultimate realization of profits through future production or sale of properties, and the success of the Company’s business plan. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

Year end - The Company’s fiscal year end is October 31.

Principles of consolidation - The consolidated financial statements include the accounts of the Company, and its subsidiary Access Energy Inc., which is 75% owned by the Company, from the date of acquisition of August 3, 2007. All significant inter-company transactions and balances have been eliminated. The Company is required to fund the operations of Access until Access is self-sustaining. Funding on behalf of the minority shareholder is expensed as incurred in the statement of operations. All significant inter-company transactions and balances have been eliminated.

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and cash equivalents and short term investments – Cash and cash equivalents include cash on account and all highly liquid investments with original maturities of three months or less on the date of acquisition. Investments with original maturities of greater than three months are considered short-term investments.

Concentration of credit risks – The Company’s consolidated financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, short term investments, cash held in trust, and accounts receivable. The Company’s cash and cash equivalents and short-term investments accounts are held with reputable Canadian financial institutions, and are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to Cdn$100,000. During years ended October 31, 2008 and October 31, 2007, the Company has maintained bank balances exceeding the CDIC insurance limits. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits. The Company has determined that there are no issues regarding the credit quality of the financial institutions in which it holds deposits, and any risk of loss to be remote. The Company does not have investments in asset-backed commercial paper.

Oil and Gas Properties - The Company follows the successful efforts method of accounting for its oil and natural gas properties. Unproved oil and gas properties are periodically assessed to determine whether they have been impaired, and any impairment in value is charged to exploration expense. The costs of unproved properties, which are determined to be productive, are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves. In accordance with Statement of Financial Accounting Standards No. 19, exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

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

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A valuation allowance is provided for the amount of deferred tax assets that would otherwise be recorded for income tax benefits primarily relating to operating loss carryforwards as realization cannot be determined to be more likely than not.

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

Foreign Currency Translation –, The functional currency of the Company is the Canadian Dollar. The Company uses the United States Dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (the “SEC”).

Transactions denominated in foreign currencies other than Canadian dollar (functional currency) are translated into Canadian dollars at the rate of exchange in effect at the time of the transaction. Monetary assets and liabilities are translated into Canadian dollars at the year-end exchange rate. Non-monetary items are translated at historical rates. All exchange gains and losses are included in earnings.

The functional currency financial statements are translated to the Company’s US dollars reporting currency. Accordingly, assets and liabilities are translated at the year-end exchange rate, and revenues and expenses are translated at the average exchange rate for the year. The unrealized foreign exchange impact of these translations is included in the accumulated comprehensive income in stockholders’ equity.

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, cash held in trust, accounts receivable, prepaid expenses and deposits, accounts payable and accrued expenses approximate fair value at October 31, 2008 and October 31, 2007 because of the short period to maturity of these instruments.

Revenue recognition - The Company has no revenues to date from its operations.

Stock based compensation – The Company has a stock-based compensation plan, which is described in note 6. For stock options, compensation expense is based on the fair value of the options at the grant date and is recognized over the period from the grant date to the date the award is vested, and its exercisability does not depend on continued service by the option holder. Compensation expense is recognized as general and administrative expenses, with a corresponding amount included in equity as additional paid in capital.

The additional paid in capital is reduced as options are exercised and the amount initially recorded for the options in the additional paid in capital is credited to common stock, along with the proceeds received on exercise. In the event that options are forfeited or cancelled prior to having vested, any previously recognized expense is reversed in the period of forfeiture or cancellation.

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

New accounting pronouncements -

FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements

In September 2006, the FASB issued FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management is currently evaluating the impact this statement will have on the consolidated financial statements of the Company once adopted for its fiscal year ending October 31, 2009.

FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115

In February 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates.

A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option may be applied instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurement. The Company does not expect the adoption of SFAS 159 to materially effect the Company’s financial position or results of operations.

FASB Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations

In December 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement’s scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting—the acquisition method—to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted for its fiscal year starting November 1, 2009.

FASB Statement of Financial Accounting Standards No. 160 – Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51

In December 2007, the FASB issued FASB Statement of Financial Accounting Standards No. 160 – Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

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

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, November 1, 2009, for the Company). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted since it relates only to presentation.

FASB Statement of Financial Accounting Standards No. 161 – Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FASB Statement of Financial Accounting Standards No. 161 – Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133.

This Statement addresses the increased use and complexity of derivative instruments and hedging activities and requires enhanced disclosures about an entity’s derivative and hedging activities. It applies to all entities.

This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption.

The Statement requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.

The Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements.

Management believes this Statement will have no impact on the financial statements of the Company once adopted since the Company does not currently have any derivative instruments or hedging activities.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

2.	SHORT-TERM INVESTMENTS AND CASH HELD IN TRUST

The Company’s short-term investment, a redeemable short-term investment certificate, is classified as available-for-sale. The fair value of this investment approximated its carrying value which is its cost plus accrued interest. The certificate principal and contracted interest are guaranteed, and accordingly there is no gain or loss to be recorded. Until the short-term investment matures, the Company records an accrual for interest earned, with a credit to interest income in the consolidated statements of operations. When the short-term investment matures, cost is the value of the principal and interest recorded. During 2007, the Company had $44,396 of cash held in trust with its legal counsel as the balance of funds held in escrow.

3.	PROPERTY AND EQUIPMENT

The Company disposed of all property and equipment during the year. The Company owned the following furniture and office equipment at October 31, 2007:

October 31, 2007
	Cost	Accumulated depreciation	Net book Value
Furniture and fixtures	$ 18,752	$ 4,336	$ 14,416
Office equipment	16,760	5,870	10,890
	$ 35,512	$ 10,206	$ 25,306

Depreciation expense amounted to $3,076 and $8,124 for the years ended October 31, 2008 and 2007, respectively.

4.	OIL AND GAS PROPERTY COSTS

In the years ended October 31, 2008 and October 31, 2007, the Company incurred property acquisition costs as follows:

	2008	2007
Balance, beginning of year	$ 4,626,809	$ –

Acquisition cost allocated to oil & gas property costs on payment on August 3, 2007 to Access Energy Inc.	-	4,058,979

Costs incurred during the year (2007 - after acquisition of Access to October 31, 2007)	67,700	75,128

Exchange adjustments (1)	(1,008,897)	492,702

Balance, end of year	$ 3,685,522	$ 4,626,809

(1)

The gain of $492,702 for 2007 is the increase in the US$ amount of oil & gas property costs, including the net investment in the subsidiary and costs incurred after August 3, 2007, from the date of acquisition (August 3, 2007) to October 31, 2007 as the Canadian$ amounts were converted to US$ at the exchange rates prevailing at the two period end dates, and the difference in the rate from the time when costs were incurred during the period of August 3, 2007 to the rate at the close of the period - October 31, 2007, translated to the yearend rate at October 31, 2007. The resulting gain has been credited to comprehensive income.

4.	OIL AND GAS PROPERTY COSTS (continued)

On November 3, 2006, the Company entered into a joint venture agreement (“JV Agreement”), which was amended on May 18, 2007, and further amended on March 17, 2008, and on May 24, 2007, the Company entered into an Impact/Benefit Agreement with the Buffalo River Dene Nation (“BRDN”) to explore and develop its traditional lands in northern Saskatchewan and Alberta.

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

As at October 31, 2008, the Company had paid or accrued a total of approximately Cdn$2,098,500 (approximately US$1,742,200) to the BRDN and is committed to further payments totalling in the aggregate of approximately Cdn$25,000,000 over the term of the agreement which expires in 2027.

The funding provided to the BRDN under the Impact/Benefit Agreement is recoverable to the Company under the JV Agreement before the payment of the BRDN net profit interest. These costs are expensed as incurred, and will be credited to operations when recovered.

During the years ended October 31, 2008 and October 31, 2007, the Company spent funds to evaluate and to acquire properties with oil and gas potential in northern Saskatchewan and northern Alberta – the Company’s only geographic segment.

During the year ended October 31, 2008, the Company entered into an agreement with La Loche Clearwater Development Authority, which requires ratification by the community before it is effective. Such ratification is expected in February 2009. As at October 31, 2008, the Company had paid a total of approximately Cdn$94,200 (approximately US$78,205) in connection with this agreement, and has capitalized these costs as acquisition related costs in oil and gas property costs.

The Company has determined that there is no impairment to its oil and gas property costs based on current conditions. However, it is possible that changes could occur in the near term, which could adversely affect management’s estimates and may result in future write-downs of the capitalized property carrying values.

5.	STOCKHOLDERS’ EQUITY AND LOSS PER SHARE CALCULATION

Preferred and Common Stock

Authorized:

On June 9, 2006, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase the authorized share capital (the “Share Increase”) from 75,000,000 shares of Common Stock, par value $0.001, to 310,000,000 shares, comprised of 300,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, par value $0.001. In addition, on May 6, 2006, our Board of Directors declared a 30:1 forward stock split (the “StockSplit”) in the form of a dividend. The record and payment date for the stock dividend was June 21, 2006. Appropriate revisions have been made to the financial statements for the prior fiscal year to reflect the Share Increase and the Stock Split.

The holders of our common stock (i) have equal ratable rights to dividends from funds legally available therefore, when, as and if declared by the Board of Directors; (ii) are entitled to share in all of the Company assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs; (iii) do not have preemptive, subscription or conversion rights and there are no redemption or sinking fund provisions or rights; and (iv) are entitled to one non-cumulative vote per share on all matters on which stockholders may vote. The preferred stock is issuable in series upon Board of Director resolution, and the Board of Directors is authorized to establish the relative terms, rights and other privileges of any series of preferred stock. No preferred stock has been issued by the Board of Directors.

Issued:

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

Effective August 9, 2006, the Company closed a private placement of Units of its securities. 10,854,700 Units were issued at a price of $1.00 per Unit, resulting in gross proceeds of $10,854,700. The offering was conducted pursuant to the exemption from the registration requirements of the federal securities laws provided by Regulation S and Section 4(2) of the Securities Act of 1993, as amended (the “Securities Act”) and Rule 506 of Regulation D under the Securities Act. Each Unit consisted of one share, on a post-split basis, of the Company’s common stock and one warrant to purchase a share of common stock (the “Warrants”). Each Warrant was exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share. The warrants expired September 30, 2008.

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

On May 6, 2006, the Company issued $1,000,000 of convertible debentures (see note 10 below) to two accredited investors. The Debentures converted into Units on August 9, 2006 at a conversion price of $1.00 per Unit for a total of 1,000,000 Units. Each Unit consisted of one share, on a post-split basis, of the Company’s common stock and one warrant to purchase a share of common stock. Each of these Warrants is exercisable for two years commencing October 1, 2006 and entitles its holder to purchase one share of Common Stock at $3.00 per share. Each of these Warrants expired September 30, 2008.

On November 6, 2006 the Company purchased 30,000,000 shares of common stock from Darren Stevenson for $50,000 cash in accordance with the terms of the stock repurchase agreement. These shares have been cancelled effective January 23, 2009.

5.	STOCKHOLDERS’ EQUITY AND LOSS PER SHARE CALCULATION (continued)

In addition, there are 1,500,000 Warrants outstanding, which were issued as part of the consideration for the purchase of the subsidiary, Access Energy. Referred to as the “Access Warrants”, each of these 1,500,000 Access Warrants is exercisable for five years commencing August 3, 2007 and entitles the holder to purchase one share of Common Stock at $2.00 per share. The Access Warrants were granted in consideration for the future acquisition of an additional project other than the A10 Project, which, at the time of the acquisition of Access, and to the date of this report, had not been secured. The Access Warrants do not vest until Access secures an additional project. No value could be attributed to these Access Warrants since no additional project has been secured, and there is no certainty that any additional project will be secured. If and when an additional project is secured, and assuming the Access Warrants have not expired, they will be considered to have vested and we will determine and record the value of the Access Warrants accordingly using the Black-Scholes method. At the time of vesting, we will record the fair value of the Access Warrants as a charge to stock-based compensation expense and a credit to Additional Paid-In Capital.

Loss per share calculation

	October 31, 2008	October 31, 2007	Inception to October 31, 2008
Net loss	$1,564,090	$2,951,510	$4,838,178
Weighted Average Number of shares outstanding, basic and diluted	44,854,700	45,347,851	51,613,012
Loss per share, basic and diluted	$(0.03)	$(0.07)	$(0.09)

The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the year ended October 31, 2008, 1,500,000 options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the year ended October 31, 2007, there were 14,054,700 options and warrants excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. From October 12, 2004 (inception) to date, there are 1,500,000 excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

6.	STOCK OPTIONS AND WARRANTS

On April 18, 2006, the Company entered into an employment agreement and a stock option agreement with Darren Stevenson. Under the Stock Option Agreement, Mr. Stevenson was, on April 18, 2006, granted options to purchase 1,000,000 shares of common stock of the Company on a post-split basis. All of the options, once vested, were exercisable at $2.00 per share. Options expired two years after the date of the grant. Options to purchase 100,000 shares vested on June 9, 2006 when the Company filed with the Secretary of State of Nevada an amendment to its Articles of Incorporation. Options to purchase 200,000 shares vested on August 9, 2006 when the Company completed a common stock placement of US$10,854,700. Options to purchase 200,000 shares vested on January 1, 2007, and options to purchase 500,000 shares were to vest if the Company conducted a placement of at least US$50,000,000. On October 31, 2007, the Company cancelled 500,000 options granted to Mr. Darren Stevenson as part of the termination of his employment agreement as President and CEO. In April 2008, the remaining 500,000 options held by Mr. Stevenson expired.

The Company valued the options issued to Mr. Stevenson at a $0 value based on a closing price of $0.03, an exercise price of $2.00, and an expected time until exercise of 2 years using Black-Scholes. The Company used the average historical volatility of three companies deemed to be in the same industry as the Company as 50.86%. The expected dividend yield assumption used was $0.

On August 1, 2006, the Company entered into a consulting agreement and a Stock Warrant Agreement with Gregg Layton. Under the Stock Warrant Agreement, Mr. Layton received warrants to purchase 200,000 shares of our common stock (on a post-split basis as described below) with 50,000 warrants vesting on August 1, 2006. Warrants to purchase 25,000 shares of common stock vested on January 1, 2007, warrants to purchase 25,000 shares of common stock vested August 9, 2006, and warrants to purchase 100,000 shares of common stock would have vested if the Company conducted a placement of at least US$50,000,000. The Company enacted a 30:1 forward stock split on June 9, 2006, and all of the share amounts for which the warrants were exercisable were on a post-split basis. All of the warrants, once vested, were exercisable at $2.00 per share until July 31, 2008. The warrants were cancelled in February 2008 when Mr. Layton’s consulting agreement was terminated.

The Company valued the warrants issued to Mr. Layton at a $21,620 value based on a closing price of $1.00, an exercise price of $2.00, and an expected time until exercise of 2 years, using Black-Scholes. The Company used the average historical volatility of three companies deemed to be in the same industry as the Company as 50.86%. The expected dividend yield assumption used was $0. The Company expensed $8,110 of stock-based compensation related to these warrants in 2008 (2007 - $10,808).

The Company has issued no other options or entered into stock option agreements with any other persons.

As of June 26, 2006, the Company’s Board of Directors approved, and a majority of the Company’s stockholders ratified, the adoption of the Company’s 2006 Stock Option Plan (the “Plan”), pursuant to which the Board of Directors has the ability to provide incentives through the issuance of options, stock, restricted stock, and other stock-based awards, representing up to 6,000,000 shares of the Company’s common stock, to certain employees, outside directors, officers, consultants and advisors. The 2006 Stock Option Plan allows the term of options granted to be determined by the Board of Directors as long as it does not exceed ten years. The Board of Directors is also authorized to determine the vesting requirements of the options granted.

The Board of Directors approved a revised stock option plan (the “2008 Amended Company Stock Option Plan”) for the Company on February 15, 2008. The 2008 Amended Company Stock Option Plan is subject to stockholder approval. The 2008 Amended Company Stock Option Plan allows the term of options granted to be determined by the Board of Directors as long as it does not exceed ten years. The Board of Directors is also authorized to determine the vesting requirements of the options granted.

6.	STOCK OPTIONS AND WARRANTS (continued)

Also on February 15, 2008, the Board of Directors approved the grant of 2,200,000 stock options to officers, directors and consultants of the Company under the 2008 Amended Company Stock Option Plan. These options, to be granted once the Company’s stockholders approve the plan, are exerciseable at $1.90 per share for a term of five years, and have the following vesting provisions:

-	991,666 options vested immediately
-	604,166 options vest when the stock price trades at or above $2.50 for ten consecutive trading days; and
-	604,168 options vest when the stock price trades at or above $3.00 for ten consecutive trading days

The options, once granted, will be valued using Black-Scholes, and the resulting expense recorded over the vesting period or vesting conditions.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 31, 2005	-	-
Granted	1,000,000	$2.00
Exercised	-	-
Cancelled	-	-
Outstanding at October 31, 2006	1,000,000	$2.00
Granted	-	-
Exercised	-	-
Cancelled	(500,000)	$2.00
Outstanding at October 31, 2007	500,000	$2.00
Expired	(500,000)	$2.00
Outstanding at October 31, 2008	-	-

No options are outstanding and/or exercisable as at October 31, 2008.

A summary of the Company’s stock warrant activity and related information for the years ended October 31, 2008 and 2007 is as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at October 31, 2005	-	-
Granted	12,054,700	$2.98
Outstanding at October 31, 2006	12,054,700	$2.98
Granted	1,500,000	$2.00
Outstanding at October 31, 2007	13,554,700	$2.87
Expired	(12,054,700)	$2.98
Outstanding at October 31, 2008	1,500,000	$2.00

The outstanding warrants have a weighted average remaining life of 3.75 years.

7.	RELATED PARTY TRANSACTIONS

In addition to transactions disclosed in notes 5 and 6 above with related parties, as of October 31, 2008, there are no significant related party transactions between the Company and any of its officers or directors other than a consulting agreement between the Access and a company controlled by the President, Chief Executive Officer and Director of the Company as described below.

On November 1, 2005, Access entered into an agreement with Coniston Investment Corp. (“Coniston”), to provide management, consulting and advisory services to Access (the “Services”). These services include assisting Access in negotiating joint venture agreements, assisting in the formation of a team of technical experts, and other consulting and advisory services as required by Access from time to time. The agreement automatically renews for consecutive one-year terms unless terminated by either party in writing and currently expires October 31, 2009.

Coniston’s sole shareholder, President and CEO is the President and CEO of Access and, effective November 1, 2007, also of the Company. Pursuant to the agreement: (i) Access shall pay Coniston a fee of: (i) Cdn$260,000 per annum, payable monthly (paid); (ii) Cdn$1,000,000 (the “Dene Fee”) in the event Access entered into an agreement with the BRDN and/or its associates or affiliates to develop hydrocarbon opportunities in a defined area within Treaty 10 lands which includes the traditional and historically occupied and used lands of the BRDN (paid); and (iii) Coniston will also be entitled to receive a 1.25% non-convertible overriding royalty based on 100% production (“GORR”) from any and all projects that Coniston brings to Access (the “Royalty Fee”). Amounts are due on demand by Access, are non-interest bearing, and are unsecured. Effective January 1, 2009, the agreement was revised to reflect a reduced fee of Cdn$160,000 per annum, payable monthly. The revised agreement expires October 31, 2009, but automatically renews for consecutive one-year terms unless terminated by either party in writing.

During the year ended October 31, 2008, Coniston charged Access management fees of Cdn$260,000 which is included in the consolidated statement of operations, and Goods and Services Tax owing on management and other fees since Access’ inception of Cdn$118,117 which had been accrued in applicable periods. During the period from August 3, 2007 (date of acquisition of Access) to October 31, 2007, Coniston charged Access management fees of Cdn$68,900 including GST which is included in the consolidated statement of operations. For the year ended October 31, 2008, Coniston charged Access expenses relating to acquisition and development of projects in the amount of Cdn$152,881. For the year ended October 31, 2007, additional oil and gas property investigation fees and out-of-pocket expenses of Cdn$423,467, as well as the Dene Fee of Cdn$1,000,000 plus 6% GST were charged by Coniston during the year ended October 31, 2007. Of these, $1,060,000 was included in Oil and Gas property costs, and the balance charged to operations. Amounts payable to Coniston of Cdn$57,408 (US$47,660) were recorded to the end of October 31, 2008 (2007 - Cdn$229,822 or US$243,267). These amounts payable are due on demand, are non-interest bearing, and are unsecured.

Additionally, US$24,860 was owed to directors for director fees at October 31, 2008. It is payable on demand, non-interest bearing and unsecured.

Finally, there was Cdn$30,000 (US$31,755) included in payable to related parties at October 31, 2007 related to the termination agreement of Darren Stevenson. This amount was non-interest bearing, unsecured, and due on demand.

8.	COMPREHENSIVE INCOME

Foreign currency translation adjustments for the year ended October 31, 2008 are net of tax of $Nil. Foreign currency translation adjustments for the year ended October 31, 2007 are net of tax of $Nil. Foreign currency translation adjustments for the period from inception to October 31, 2008 are net of tax of $Nil.

9.	COMMITMENTS

The Company terminated its operating lease for leased space in Calgary during the year, and assumed a sublease for its head office in Toronto, Canada effective October 1, 2008. The Company has no other operating leases.

The operating commitments for each of the next five years are:

	Payment due by period
Contractual Obligations	Year 1	Year 2	Year 3	Year 4	Year 5
Head office rent(1)	$ 39,750	$39,750	$39,750	$9,338	-
Management contract(2)	$313,178	-	-	-	-
Total	$352,928	$39,750	$39,750	$9.338	-

(1)

On September 2, 2008, Blacksands entered into an assignment of sublease and will begin to pay rent on its Head Office premises in Toronto, Ontario, Canada effective October 1, 2008, at a rate of $2,750 Cdn per month plus applicable taxes, until January 30, 2012. Rent expense for the years ended October 31, 2008 and 2007 was $39,370 and $67,182, respectively.

(2)

On November 1, 2005, Access entered into an agreement with Coniston to provide management, consulting and advisory services to Access (the “Services”). These services include assisting Access in negotiating joint venture agreements, assisting in the formation of a team of technical experts, and other consulting and advisory services as required by Access from time to time. The agreement automatically renews for consecutive one-year terms unless terminated by either party in writing.  This agreement was revised effective January 1, 2009 for a revised value of Cdn$160,000 (approximately US$132,800). The revised agreement automatically renews for consecutive one-year terms effective November 1st of each year.

As well, the Company is committed to make certain contributions to the BRDN on or before May 24 of every year over the 20-year term of the agreement (until 2027) for capacity and infrastructure building, for reimbursement of costs for traditional lands staffing, and to support training and development of the BRDN community in the range of Cdn$1,000,000 to Cdn$1,300,000 per year. The Company is also committed to expend up to Cdn$1,000,000 to assist BRDN forestry contractors to transition to being approved contractors for the A10 Project. Finally, the Company is committed to providing a loan to assist the the BRDDC to fund an increase in ownership of the A10 Project to up to 30% (from 10% currently) when production is to commence. All amounts paid or advanced are potentially recoverable as part of the Company’s earned working interest in the A10 Project from proceeds from the Project. (See also Note 12 – Subsequent Event).

10.	ACQUISITION OF ACCESS ENERGY INC. (“ACCESS”)

On August 3, 2007, pursuant to a Common Stock Purchase Agreement (“Purchase Agreement”), the Company purchased 600 newly issued shares of common stock, of Access, representing 75.0% of its common stock for an aggregate sum of Cdn$3,427,935 (US$3,234,545), and common stock purchase warrants to acquire 1,500,000 Company’s shares of common stock (“Access Warrants”). Prior to the Purchase, the Company was a “shell” company as that term is defined in Rule 12b-2 of the Exchange Act. By consummating the Purchase, the Company succeeded at its business plan, which was to enter the unconventional petroleum industry by acquiring a suitable target company. The Company paid the purchase price in four segments: (i) Cdn$3,077,935 in cash; (ii) Cdn$250,000 by offset against the amount held in escrow created on May 17, 2007; (iii) Cdn$100,000 that was paid to Access pursuant to the Exclusivity Agreement; and (iv) the Access Warrants. The Company obtained the cash portion of the purchase price from funds released from the restricted cash held in an escrow account. On August 28, 2007 the balance of restricted cash held in escrow was released and transferred to the Company’s bank account. Blacksands intends to operate Access to continue in the business that Access engaged in prior to the acquisition. Prior to the acquisition, no material relationship existed between the Company and Access. The acquisition has been accounted for using the purchase method of accounting. Under the purchase method of accounting, The results of operating and cash flows of Access are included in the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows from the date of acquisition.

10.	ACQUISITION OF ACCESS ENERGY INC. (“ACCESS”) (continued)

The purchase price was allocated to the fair value of the net assets as follows:

Cash	$ 3,085,586
Accounts receivable	83,135
Oil and gas property costs	4,058,979
Liabilities	(3,556,698)
Minority interest	(436,457)
Fair value of net assets acquired	$ 3,234,545
Purchase Price	$ 3,234,545

11.	INCOME TAXES

The reconciliation between the expected income tax benefit, computed using the statutory Federal rate of 34%, and the actual income tax benefit is as follows:

	October 31,
	2008	2007

Expected tax benefit at 34%	$ 532,000	$ 1,003,000
Excess of US tax rate over Canadian tax rate	(5,000)	(9,000)
Permanent difference	-	(384,000)
Change in valuation allowance	(527,000)	(610,000)
Net deferred tax asset	$ -	$ -

 The composition of deferred tax assets/liability is as follows:

	October 31,
	2008	2007
Deferred Tax Asset
Net operating loss	$ 999,000	$ 880,000
Oil and gas property interests	158,000	-
Share issue costs	9,000	18,000
	$ 1,166,000	$ 898,000
Deferred Tax Liability
Oil and gas property interests	-	(178,000)
Valuation allowance	(1,166,000)	(720,000)
Net	$ -	$ -

For United States and Canadian federal income tax purposes, Blacksands has net operating losses of approximately $2,219,000 at October 31, 2008 (2007 – $1,560,000). For Canadian income tax purposes, Access has net operating losses of approximately $842,000 at October 31, 2008 (2007 – $831,000). These losses expire as follows:

2025	$ 14,000
2026	1,020,000
2027	1,358,000
2028	669,000
$ 3,061,000

11.	INCOME TAXES (continued)

At October 31, 2008, Access had Cdn$5,097,000 (approximately US$4,231,500) of resource deductions for Canadian income tax purposes. At October 31, 2007, Access had Cdn$3,674,300 (approximately US$3,889,200) of resource deductions for Canadian income tax purposes.

The Company is required to file a tax return in the United States, and both the Company and its subsidiary, Access Energy, Inc. (“Access”), file separate tax returns in Canada.

The Company has not filed its federal income tax returns for the years 2004 to 2007, however the compilation and filing is in process. The Company’s subsidiary, Access Energy Inc., has filed all tax returns up to and including October 31, 2007.

The Company has provided a full valuation allowance for the full tax benefit of the operating loss carryovers and other deferred tax assets relating to oil and gas properties and share issuance costs due to the uncertainty regarding realization.

Further, utilization of net operating loss carryforwards may be subject to loss utilization under the U.S. dual consolidated loss rules and limited under U.S. and Canadian change of control rules.

The increase in the valuation allowance for the year amounted to $527,000.

12.	SUBSEQUENT EVENT

On October 15, 2008, Access signed a Joint Venture Agreement and an Impact Benefit Agreement (the “Agreements”) with La Loche Clearwater Development Authority. The Agreements were subject to the ratification by the aboriginal residents of the area (the La Loche “Community”) before they were effective.

On February 14, 2009, the Community ratified the Joint Venture Agreement and the Impact Benefit Agreement signed by Access and the La Loche Clearwater Development Authority (“LLCDA”) on October 15, 2008.

The Agreements cover approximately 3,000,000 hectares of La Loche Traditional Lands (the “Traditional Lands”) in north western Saskatchewan, north and west of the town of La Loche, Saskatchewan.

The Agreements allow Access to exclusively participate in the acquisition, exploration and development of certain surface and subsurface rights in and to the Traditional Lands with respect to petroleum and mining products (the “Products”).

The terms of the Agreements are for twenty years from the date of signing (October 15, 2008), and automatically renew for consecutive terms of twenty years if Access provides notice of renewal to LLCDA before the expiration of the Agreements. Pursuant to the terms of the Agreements, Access paid Cdn$15,000 (approximately US$12,500) on the signing of the Agreements, and is obligated to pay to the LLCDA Cdn$75,000 (approximately US$62,300) at the start of each three-month period upon ratification of the Agreements (or Cdn$300,000 annually – approximately US$249,000). As well, Access is obligated to pay a 5% gross overriding royalty to LLCDA from the production of any Products.

With the ratification of the Joint Venture Agreement and Impact Benefit Agreement between Access and LLCDA, Access is considered to have secured another project, and the 1,500,000 “Access Warrants” referred to in Note 5 have vested, and will be accounted for in the year ended October 31, 2009.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

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

To evaluate the effectiveness of the Company’s internal control over financial reporting, management has used the Internal Control – Integrated Framework, which is a suitable, recognized control framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was not effective as of October 31, 2008 due to a material weakness identified by management in the understanding and application of

U.S. GAAP , including but not limited to oil and gas accounting and foreign currency translation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

NONE.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS

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

The following table sets forth certain information, as of the date of this report, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director
Paul Parisotto	Chief Executive Officer, Director	48	August 2007
Bruno Mosimann	Director	64	May 2006
Rick Wilson	Chief Financial Officer, Director	51	February 2007
Mark Holcombe	Director	40	November 2007

 (The Company announced, and filed on Form 8-K, on January 23, 2009, that Darren Stevenson had resigned from the Board of Directors on January 21, 2009),

Paul A. Parisotto, 48, Director, and President and CEO since November 1, 2007, is an executive with significant investment banking experience. From December 2004 until September 2008, Mr. Parisotto served as a director, President and Chief Executive Officer of Arizona Star Resource Corp., a publicly traded company listed on the TSX Venture Exchange and the American Stock Exchange until its take-over by Barrick Gold Corporation. Mr. Parisotto is also the sole director, stockholder and president of Coniston Investment Corp. (“Coniston”) a firm which provides investment banking services such as raising equity and debt and mergers and acquisitions advisory services to small public and private market capitalization companies. Mr. Parisotto is a director of Noront Resources Ltd. (since June 2008) and was appointed their co-interim President and CEO on October 28, 2008. He is a former director of Nevada Pacific Gold Ltd., a company taken over by US Gold Corp., the former Vice President and Director of HSBC Securities (Canada) Inc. from March 1998 to June 1999 and a former Senior Vice President (Corporate Finance) of Marleau, Lemire Securities Inc. from January 1995 to January 1998. Prior to Mr. Parisotto’s investment banking experience, he served as the Manager, Original Listings of the Toronto Stock Exchange from November 1985 to December 1994.

Rick Wilson, 50, Director, and Chief Financial Officer since September 2007, has been in the mining and natural resource industry for over twenty years. Since 2006, Mr. Wilson has been the President of Regent Ventures Ltd., a company engaged in the acquisition, exploration and development of mineral resource properties. Regent Ventures currently has mining exploration projects in Nevada and the Yukon Territories and holds the licenses to sell environmentally safe clean up products to the oil and gas industry in Canada. Prior to serving as its President, Mr. Wilson was a director of Regent Ventures from 1993 to 2006. Mr. Wilson also served as the President of Emerson Explorations/GBS Gold International Inc. from 1998 to 2006, during which time that company raised over $62 million dollars to acquire and develop two publicly trading Australian gold mines.

Mark Holcombe, 40, Director, founded Stirling Partners Limited in 2006, was the former Head of Corporate Development and Private Equity and Chief Compliance Officer at GEM Global Equities Management, S.A., an emerging market hedge fund, and was also an investment banker at DLJ and ING Capital in New York. Mr. Holcombe has over 18 years of natural resource industry and corporate finance experience. Since 2007, he serves on the board of Sandfield Ventures Corporation, PNG LNG Ltd. and Pacific LNG Operations LTD. Mr. Holcombe holds a B.A. from Colgate University.

Bruno Mosimann, 64, Director, is a financial consultant, resident in Switzerland. Since July 1985, he has been the President and Managing Director of Romofin AG, a firm that supplies investment management services to its customers. Mr. Mosimann has also served as an officer of various listed companies.

Code of Business Conduct and Ethics/Business Conduct Policy

We adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, employees and consultants. The Code of Business Conduct and Ethics summarized the legal, ethical and regulatory standards that we must follow and served as a reminder to our directors, officers and employees, of the seriousness of that commitment. Compliance with this code and high standards of business conduct is mandatory for each of our employees.

The Code of Business Conduct and Ethics was filed with the SEC on January 29, 2008 as Exhibit 14.1 to Form 10-KSB report for the year ending October 31, 2007. On October 27, 2008, the Board of Directors approved a new Business Conduct Policy (which is on our website at www.blacksandspetroleum.com and filed on EDGAR as a Form 8-K on October 29, 2008, and incorporated by reference as Exhibit 14.2) as part of our “Corporate Governance Policies – October 27, 2008” which replaces our Code of Business Conduct and Ethics. Any future violations of the Company’s Business Conduct Policy will be reported on our website at www.blacksandspetroleum.com. The Code of Business Conduct and Ethics is available free of charge by request to the Corporate Secretary at the Company’s head office at 401 Bay Street, Suite 2700, PO Box 152, Toronto, Ontario, Canada M5H 2Y4.

Whistleblower Policy

As a public company, the integrity, transparency and accountability of the financial, administrative and management practices of the Company are critical. Accordingly in October 2008, we adopted a Whistleblower Policy. This policy can be found on our website at www.blacksandspetroleum.com in our document “Corporate Governance Policies – October 27, 2008”, and in our Form 8-K filing of October 29, 2008, and it is incorporated by reference as Exhibit 14.2.

Board Committees

Our Board of Directors has established three board committees: an Audit Committee, a Compensation Committee and a Corporate Governance Committee.

The Company does not have a nominating committee. The Board seeks qualified candidates to serve on the Board when needed, and handles all director nominating and approval. The Board, at its discretion, could ask the Corporate Governance Committee to seek and nominate qualified candidates on the Board’s behalf.

The information below sets out the current members of each of Blacksands’ board committees and summarizes the functions of each of the committees in accordance with their mandates.

Audit Committee and Audit Committee Financial Experts

The Audit Committee was formed in August 2007 with the sole independent director at the time, Mr. Bruno Mosimann, being the sole member of the Audit Committee. Mr. Holcombe joined the Audit Committee after joining the board November 1, 2007. Our Audit Committee is currently comprised of Mark Holcombe and Bruno Mosimann, both of whom are independent directors under the Audit Committee rules of the NYSE Alternext US. Mark Holcombe is the Chairman of the Audit Committee. Mark Holcombe satisfies the criteria for an audit committee financial expert under Item 401(e) of Regulation S-B of the rules of the Securities and Exchange Commission.

The Audit Committee meets with management and Blacksands’ external auditors to review matters affecting financial reporting, the system of internal accounting and financial controls and procedures, and the audit procedures and audit plans. The Audit Committee reviews Blacksands’ significant financial risks, will be involved in the appointment of senior financial executives, and will annually review Blacksands’ insurance coverage and any off-balance sheet transactions.

The Audit Committee is mandated to monitor Blacksands’ audit and the preparation of financial statements and to review and recommend to the board of directors all financial disclosure contained in Blacksands’ public documents. The Audit Committee is also mandated to appoint external auditors, monitor their qualifications and independence and determine the appropriate level of their remuneration. The external auditors report directly to the Audit Committee and to the board of directors. The Audit Committee and board of directors each have the authority to terminate the external auditor’s engagement (subject to confirmation by stockholders). The Audit Committee will also approve in advance any services to be provided by the external auditors which are not related to the audit.

A copy of the Audit Committee charter can be found within the “Corporate Governance Policies – October 27, 2008” on the Company’s website at www.blacksandspetroleum.com, and also included in our Form 8-K filing of October 29, 2008. It is incorporated by reference as Exhibit 14.2.

Additional information relating to the Audit Committee is contained in the following sections of the Company’s Annual Report on Form 10-K for the year ended October 31, 2008: “Item 9 – Directors and Executive Officers” and “Item 14 – Principal Accountant Fees and Services”.

Compensation Committee

The Compensation Committee was formed in August 2007, and comprised our sole independent director at that time, Bruno Mosimann. At a meeting of the Board of Directors on October 27, 2008, Mark Holcombe, our other independent director, was added to the Compensation Committee. The Board of Directors also approved Terms of Reference for the Compensation Committee which are included in “Corporate Governance Policies – October 27, 2008” available on our website at www.blacksandspetroleum.com, and filed on Form 8-K on EDGAR, and incorporated by reference as Exhibit 14.2. There were no meetings held by the Compensation Committee in the year ended October 31, 2008, and any compensation discussions and matters relating to employment and compensation of Directors and executive officers were dealt with by the full Board of Directors, with Directors or executive officers abstaining from voting as matters related to their positions with the Company specifically. To the extent that matters are not dealt with by the full Board of the Directors, the Compensation Committee has the mandate to review both the overall salary objectives of Blacksands, and significant modifications made to employee benefit plans, including those applicable to directors and executive officers, and propose any awards of stock options, incentive and deferred compensation benefits, as applicable.

Corporate Governance Committee

The Corporate Governance Committee was recently formed on October 27, 2008, and includes Paul Parisotto, Mark Holcombe, and Bruno Mosimann. It did not have any meetings in the year ended October 31, 2008. Two of three Committee members are independent, in accordance with the Company’s Corporate Governance Committee’s Terms of Reference. The Corporate Governance Committee is charged with the responsibility of assisting the Board in fulfilling its oversight responsibilities in relation to the corporate governance practices and policies of the Company, and assessing the functioning and effectiveness of the Board, its committees, and its individual members.

We intend to appoint such persons to existing and future committees as are required to meet the corporate governance requirements imposed by the national securities exchanges at such time, if ever, we become subject to such requirements. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will continue to qualify as an “audit committee financial expert.”

None of our executive officers or key employees is related by blood, marriage or adoption to any other director or executive officer.

To our knowledge, there is no arrangement or understanding between any of our officers and any other person pursuant to which the officer was selected to serve as an officer.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth compensation paid or accrued to each of the individual who served as our Chief Executive Officer and our other most highly compensated executive officers (the “named executive officers”) for the fiscal year ended October 31, 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Options Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation	Total

Paul A. Parisotto (1)	2008	$nil	$nil	$nil	$nil	$nil	$nil	$215,852	$215,852

Rick Wilson (2)	2008	$nil	$nil	$nil	$nil	$nil	$nil	$58,114	$58,114

(1) Paul Parisotto became our President and Chief Executive Officer on November 1, 2007 and became a director on August 3, 2007. Under the terms of a consulting agreement between Access and Coniston (a company controlled by Paul Parisotto), Access has paid Coniston Cdn$260,000 (US$215,852) (including goods and services tax) for the year ended October 31, 2008 for management services provided to Access.

(2) Rick Wilson was paid Cdn$70,000 (US$58,114) for services to the Company. His services as Chief Financial Officer effective September 1, 2007 for Cdn$10,000 (approximately US$10,585 at October 31, 2007), included in the above amount, were paid subsequent to the year ended October 31, 2007, but were not accrued by the Company for the year ended October 31, 2007.

OUTSTANDING EQUITY AWARDS (OPTIONS) AT FISCAL YEAR-END (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Paul A Parisotto	N/A	N/A	N/A	N/A

Rick Wilson	N/A	N/A	N/A	N/A

(1) There are no outstanding equity awards at fiscal year-end, nor currently. See discussion under Equity Compensation Plans (below) for description of options to be granted upon stockholder approval of Amended 2008 Company Stock Option Plan.

Agreements With Officers, Directors And Consultants

Paul Parisotto

Mr. Parisotto is the President and sole director and stockholder of Coniston Investment Corp. (“Coniston”). Effective November 1, 2005, the management services agreement between Coniston and Access Energy Inc. calls for Coniston to be paid Cdn$260,000 per year, plus the applicable goods and services tax, for management, consulting and advisory services on matters with respect to the acquisition, exploration, development and production of hydrocarbons in western Canada and United States. It also contains a change of control provision which provides that if a change of control were to occur without Coniston’s prior consent, Access would owe Coniston an additional Cdn$135,000. The Purchase of 75% of the shares of Access Energy by Blacksands constituted a change of control to which Coniston consented to in advance. The Coniston Agreement terminates annually on October 31st, but is automatically renewed for one year periods unless one party provides at least 60 days’ prior notice of non-renewal. No such notice has been provided as of October 28, 2008, and the agreement was renewed.

During the year ended October 31, 2008, Coniston charged Access management fees of Cdn$260,000 which is included in the consolidated statement of operations, and Goods and Services Tax owing on management and other fees since Access’ inception of Cdn$118,117 which had been accrued in applicable periods. During the period from

August 3, 2007 (date of acquisition of Access) to October 31, 2007, Coniston charged Access management fees of Cdn$68,900 including GST which is included in the consolidated statement of operations. For the year ended October 31, 2008, Coniston charged Access expenses relating to acquisition and development of projects in the amount of Cdn$152,881. For the year ended October 31, 2007, additional oil and gas property investigation fees and out-of-pocket expenses of Cdn$423,467, as well as the Dene Fee of Cdn$1,000,000 plus 6% GST were charged by Coniston during the year ended October 31, 2007. Of these, $1,000,000 was included in Oil and Gas property costs, and the balance charged to operations. Amounts payable to Coniston of Cdn$57,408 (US$47,660) were recorded to the end of October 31, 2008 (2007 - Cdn$229,822 or US$243,267).

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

Neither Mr. Parisotto nor Coniston have a separate agreement with Blacksands for Mr. Parisotto’s services as President and CEO of Blacksands.

Rick Wilson

Blacksands is party to an independent contractor agreement with Rick Wilson for Mr. Wilson’s services as the Chief Financial Officer for the Company. Pursuant to this agreement, Mr. Wilson is entitled to compensation of $5,000 Cdn (approximately US$5,295 at October 31, 2007) per month, commencing September 1, 2007 on a month-to-month basis. The agreement allows for Mr. Wilson to terminate his employment with 30 days’ written notice to the Company, or for the Company to terminate Mr. Wilson’s employment with payment of one month’s salary. No such notice has been provided as at October 28, 2008. There are no change of control provisions in Mr. Wilson’s agreement with the Company.

The agreement with Mr. Wilson includes limited non-competition and non-solicitation covenants while he is an officer of the Company.

Other Key Staff

Ms. Jennifer Dawson and Mr. Mehran Farmanara provide financial, corporate secretarial, and/or administrative services to the Company on a time worked, contract basis. They do not have agreements with either the Company or Access.

The Board proposed stock grants to certain directors and executives to provide additional compensation in February 2008 under the amended 2008 Company Stock Option Plan - such amended 2008 Company Stock Option Plan is to be approved at the next annual general meeting of stockholders.

EQUITY COMPENSATION PLANS

We have one equity compensation plan: the 2006 Stock Option Plan. This plan has been approved by our stockholders. Amendments to the 2006 Stock Option Plan will be presented to our stockholders for approval at the Annual Meeting and are described below under the heading “Amended 2008 Company Stock Option Plan”.

2006 Stock Option Plan

On June 26, 2006, our Board of Directors and the holders of a majority (55.2%) of our then outstanding common stock approved our 2006 Stock Option Plan (the “2006 Plan”). The purpose of the 2006 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2006 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options and restricted stock. The 2006 Plan is administered by our Board of Directors. As of the date of this report, there were no stock options outstanding under the 2006 Plan.

Securities Authorized for Issuance

We have no other equity compensation plans in place that have not been approved by our stockholders, but amendments will be presented to stockholders for approval at the annual meeting as the amended 2008 Company Stock Option Plan. The table below shows securities issued under our existing equity compensation plans as of October 31, 2008:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	$Nil	6,000,000
Equity compensation plans not approved by security holders	Nil(1)	$Nil	Nil
Total	Nil	$Nil	6,000,000

(1) We issued 200,000 warrants in equity compensation plans not approved by security holders. Of these 200,000 options, 100,000 have vested and the remaining 100,000 only vested if we conducted a placement of our securities of at least $50,000,000. These warrants expired in July 2008.

The amended 2008 Company Stock Option Plan, to be approved by the stockholders at the 2008 Annual Meeting, is described in further detail below.

AMENDED 2008 COMPANY STOCK OPTION PLAN

BENEFIT PLANS

The following summarizes the amended 2008 Company Stock Option Plan (the “2008 Plan”) subject to stockholder action at the 2008 Annual Meeting.

SUMMARY OF THE 2008 PLAN

The following summary of the Company’s 2008 Plan is qualified in its entirety by reference to the full text of the 2008 Plan, a copy of which is filed with our Schedule 14A, filed with the Securities and Exchange Commission on November 10, 2008.

The 2008 Plan provides for the grant of stock options to eligible persons, as determined by the Board in accordance with the 2008 Plan. Stockholders approval will make available a maximum of 10% of the aggregate number of shares outstanding for purchase upon exercise of options granted under the 2008 Plan. However, the aggregate number of shares available for “Incentive Stock Options,” which are options that are intended to meet the requirements of Section 422 of the Internal Revenue Code (the “Code”), is 4,485,470. The term of the 2008 Plan is to be determined by the Board, however in no event may an Incentive Stock Option be granted more than ten years from the date the 2008 Plan was adopted. No options may be granted under the 2008 Plan if there are no shares available to issue.

Stock options may be granted to any director, officer or employee of the Company or any subsidiary or any consultant or advisor of the Company or any subsidiary. Incentive Stock options granted to “U.S. Participants” are governed under a separate set of rules, contained in the 2008 Plan. A “U.S. Participant” is an employee, officer, consultant, independent contractor, or director of the Company (or of any parent or subsidiary of the Company) who participates in the 2008 Plan and who is either a citizen of the U.S. or a resident alien of the U.S. for purposes of the Code. A “non-U.S. Participant” is an employee, officer, consultant, independent contractor, or director of the Company (or of any parent or subsidiary of the Company) who participates in the 2008 Plan but who is not a U.S. Participant.

FU.S. Participants (as defined above) may receive two types of options: (1) Incentive Stock Options, which are options that are intended to meet the requirements of Section 422 of the Code, and (2) Nonqualified Stock Options. No option may be granted at a price less than the fair market value measured on the date of the grant. However, only employees of the Company or a parent or subsidiary of the Company may receive Incentive Stock Options.

The 2008 Plan will be administered by the Board of Directors. The Committee will have authority to interpret, construe, amend, suspend or terminate the 2008 Plan. A written agreement will evidence each option and, in the case of U.S. Participants, state whether the option is intended to qualify as an Incentive Stock Option or be treated as a Non-Qualified Stock Option.

The Board will have the power to determine expiration date of each option, provided, however, that Incentive Stock Options granted to U.S. Participants will expire no later than ten years from the date of grant, and no Incentive Stock Option granted to a greater-than-ten-percent stockholders will expire later than five years from the date of grant. Generally, vested options will terminate upon the first to occur of: (1) expiration of the option; (2) thirty days following the optionee’s termination of employment, other than as a result of death or disability; or (3) six months following the optionee’s death or cessation of employment by reason of disability. However, Incentive Stock Options granted to U.S. Participants are subject to a special set of rules regarding termination as set forth in the 2008 Plan.

Upon a change in control, the Board shall have the right, upon written notice thereof to each optionee holding options under the plan, to permit the exercise of all such options prior to the earlier of (i) the close of business on that date which is twenty (20) days following the date of such notice or (ii) the close of business on the expiration date of the option. The purchase price of option shares must be paid in full by cash or check to the Company’s principal office.

The 2008 Plan will only be effective upon approval of the majority of the stockholders. 2,200,000 options have been granted under the 2008 Plan subject to stockholder approval of the 2008 Plan. The options are exerciseable at $1.90 per share for a term of five years from February 15, 2008. 991,666 options vested immediately; 604,166 options vest when the stock price trades at or above $2.50 for ten consecutive trading days and 604,168 options vest when the stock price trades at or above $3.00 for ten consecutive trading days. The closing price of a share of the Company’s Common Stock, as reported on the OTCBB on January 28, 2009, was $0.13 US.

The Plan is not subject to any of the provisions of the Employee Retirement Income Security Act of 1974, as amended, and is not qualified under Code Section 401(a).

U.S. FEDERAL INCOME TAX CONSEQUENCES

The following is a summary of the principal U.S. federal income tax consequences generally applicable to U.S. Participants in the 2008 Plan. This summary does not address the U.S. federal income tax consequences to non-U.S. Participants.

Options. The grant of an option should not result in any taxable income for the recipient. The holder of an Incentive Stock Option generally will have no taxable income upon exercising the Incentive Stock Option (except that an alternative minimum tax liability may result), and the Company will not be entitled to a tax deduction when an Incentive Stock Option is exercised. Upon exercising a Non-Qualified Stock Option, a U.S. Participant must recognize ordinary income equal to the excess of the fair market value of the shares of Company common stock acquired on the date of exercise over the exercise price, and the Company will be entitled at that time to a tax deduction for the same amount.

The tax consequence to a U.S. Participant upon a disposition of shares of Company common stock acquired through the exercise of an option will depend on how long the shares have been held and whether the shares were acquired by exercising an Incentive Stock Option or by exercising a Non-Qualified Stock Option. Generally, there will be no tax consequences to the Company in connection with the disposition of shares acquired pursuant to an option. However, the Company may be entitled to a tax deduction in the case of a disposition of shares acquired pursuant to an Incentive Stock Option before the applicable Incentive Stock Option holding periods set forth in the Code have been satisfied.

Special Rules. Special rules may apply in the case of individuals subject to Section 16(b) of the Exchange Act. In particular, unless a special election is made pursuant to Section 83(b) of the Code, shares of Company common stock received pursuant to the exercise of an option may be treated as restricted as to transferability and subject to a substantial risk of forfeiture for a period of up to six months after the date of exercise. Accordingly, the amount of any ordinary income recognized, and the amount of the Company’s tax deduction, may be determined as of the end of such period.

Deductibility of Executive Compensation Under Code Section 162(m). Section 162(m) of the Code generally limits to $1,000,000 the amount that a publicly-held corporation is allowed each year to deduct for U.S. federal income tax purposes for the compensation paid to the chief executive officer and certain of the corporation’s most highly compensated executive officers (“Covered Employees”). However, “qualified performance-based qualified compensation” is not subject to the $1,000,000 deduction limit. Options granted pursuant to a plan designed to permit option awards to qualify as performance based compensation are not subject to the $1,000,000 deduction limitation. The 2008 Plan has not been designed to permit grants of options issued under the 2008 Plan to qualify under the performance-based compensation rules so that if the Company is subject to U.S. federal income tax, the income attributable to the exercise of a Non-Qualified Stock Option by Covered Employees will be subject to the $1,000,000 deduction limit.

ACCOUNTING TREATMENT

The applicable accounting treatment for options granted under the 2008 Option Plan is set forth in SFAS 123R which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, and employee stock purchase plans to be recognized in the financial statements based on their fair values.

Effective January 1, 2006, the Company adopted SFAS 123R. Under this standard, the Company recognizes compensation expense based on an estimate of the fair value of options granted to employees under the Company’s employee stock option plan and employee stock purchase plans. This expense is recorded on a straight-line basis over the option vesting periods.

Compensation of Directors

For the year ended October 31, 2008, the director compensation was as follows:

Name	Fees Earned or Paid in Cash (US$)	Stock Awards(5) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compensation ($)	Total (US$)
Bruno Mosimann (1)	$26,667	Nil	Nil	Nil	Nil	Nil	$26,667
Darren Stevenson (2)	$20,000	Nil	Nil	Nil	Nil	Nil	$20,000
Mark Holcombe (3)	$20,000	Nil	Nil	Nil	Nil	Nil	$20,000
Paul A. Parisotto (4)	N/A	Nil	Nil	Nil	Nil	Nil	Nil
Rick Wilson (4)	N/A	Nil	Nil	Nil	Nil	Nil	Nil
(1)

In January 2008, the Board of Directors approved Directors’ fees to be paid to Mr. Mosimann retroactively for the period of July 1, 2007, at $5,000 US per quarter. Director fees for Mr. Mosimann were paid or accrued in the amount of $20,000 plus $6,667 relating to the July 1, 2007 to October 31, 2007, in the year ended October 31, 2008.

(2)

Mr. Stevenson was the President and CEO and director of the Company until October 31, 2007, and was terminated as President and CEO effective November 1, 2007. In January 2008, the Board of Directors approved Directors’ fees to be paid to Mr. Stevenson effective November 1, 2007.  Mr. Stevenson resigned from the Board of Directors effective January 21, 2009.

(3)

Mr. Holcombe joined the Board as an independent director effective November 1, 2007. In January 2008, the Board of Directors approved Directors’ fees to be paid to Mr. Holcombe effective November 1, 2007.

(4)	Mr. Parisotto and Mr. Wilson became senior executive officers of the Company, and as such, were not eligible for consideration for Directors’ fees.
(5)	Stock options were approved by the Board of Directors in February 2008 but have not been granted. See Equity Compensation Plans above.

Beginning November 1, 2007, our two independent board members as well as Darren Stevenson, who are not employed by us in any capacity other than as directors, are being compensated for their services as follows:

•	Quarterly payments at the end of the Company’s fiscal quarters in the amount of US$5,000.
•	No cash compensation for attendance of any meeting.
•	Any expenses, travel, administrative, telephone or other costs associated with a Board member’s fulfilling his or her duties as a Board member will be reimbursed by Blacksands.

Paul A. Parisotto and Rick Wilson are not compensated for their services as directors.

Prior to November 1, 2007, independent board members who were not employed by us in any capacity other than as a director were compensated for their services as follows:

•	Quarterly payments at the end of the Company’s fiscal quarters in the amount of US$5,000.
•	Any expenses, travel, administrative, telephone or other costs associated with a Board member’s fulfilling his or her duties as a Board member were reimbursed by Blacksands.

Only Bruno Mosimann was considered an independent director for the year ended October 31, 2007, and payment for his services as director was approved by the Board of Directors in January 2008, and was made in February 2008 to cover the period of July 1, 2007 to October 31, 2007, retroactively, in the amount of US$6,667. There were no directors’ fees approved for any director for any period prior to July 1, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at January 28, 2009, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	SHARES OF COMMON STOCK	OPTIONS (VESTED)	PERCENT OF CLASS
Common	Paul A. Parisotto	0	0	0%
Common	Rick Wilson	0	0	0%
Common	Bruno Mosimann	0	0	0%
Common	Mark Holcombe	0	0	0%
Directors and Officers as a Group consisting of one person		0	0	0%

The above calculations were based on 44,854,700 shares of our Common Stock outstanding as of January 28, 2009.

The following table sets out certain information regarding those equity compensation arrangements.

			Number of Unexercised Options at Year-End		Value of Unexercised Options at Period End (1)
Name (1)	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Paul A. Parisotto	0	0	0	0	$N/A	$N/A
Rick Wilson	0	0	0	0	$N/A	$N/A

(1) Stock options were approved by the Board of Directors in February 2008 but have not been granted. See Equity Compensation Plans above.

(2) The value of unexercised “in the money” options is determined by multiplying the number of shares subject to such options by the difference between the exercise price per share and the closing bid of our Common Stock on The OTC Bulletin Board on October 31, 2008, if applicable.

The Company is not aware of any stockholder who beneficially owns 5% of more of the Company’s stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence under the Sarbanes-Oxley Act of 2002, section 10A(m)(3) and under section 121A of the NYSE Alternext US Company Guide. Mr. Mosimann and Mr. Holcombe satisfy these requirements for independence.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP (“Ernst & Young”) serves as our independent registered public accounting firm for the Company as of September 17, 2008. Prior to that, Sherb & Co., LLP served as our principal accountant.

Audit Fees

Our principal accountant, Ernst & Young, LLP (“Ernst & Young”), did not bill us any aggregate fees for the fiscal year ended October 31, 2008, and Sherb & Co. LLP (“Sherb”), our previous independent accountants, billed us approximately $33,000 for the fiscal year ended October 31, 2007. Sherb also billed the Company $5,000 for support of the transition of the principal accountant to Ernst & Young.

We expect additional billings from Sherb of approximately $25,000 for further transitional issues, their fee for inclusion of their 2007 audit report in this Form 10-K, and other audit matters.

We have accrued approximately $83,000 as aggregate fees expected from Ernst & Young, LLP for the professional services that Ernst & Young provided for the audit of our annual financial statements and the review of the financial statements included in our report on 10-K. The amounts billed by Sherb are for the audit of our annual and financial statements and the review of the financial statements included in our report for October 31, 2007, on 10-KSB.

Audit-Related Fees

Sherb billed us aggregate fees in the amount of $28,000 for the review of the financial statements included in our report on 10-Q for the year ended October 31, 2008 ($17,000 for the year ended October 31, 2007 for our reports on 10-QSB). Sherb billed us aggregate fees in the amount of $4,500 for the year ended October 31, 2008 for assurance and related services that were reasonably related to the performance of the audit or review of our financial statements and/or Form 8K filings and $6,500 for the review of the financial statements included in our report on 8-K for the fiscal year ended October 31, 2007).

Ernst & Young is our principal auditor as of September 17, 2008, and will bill us for the reviews of our financial statements included in our reports on 10-Q in the future.

Tax Fees

Sherb billed us $nil for tax compliance for the fiscal year ended October 30, 2008 and $nil for the fiscal year ended October 31, 2007. During the fiscal years ended October 31, 2007 and 2006, Sherb did not provide any tax advice. Ernst & Young will be providing us with tax compliance services for the period from inception (October 12, 2004) to October 31, 2008 inclusive.

All Other Fees

Sherb billed us $nil in other fees for the fiscal year ended October 31, 2008 and $nil for the fiscal year ended October 31, 2007 for other fees. Our principal accountant (through its full time employees) performed all work regarding the audit of our financial statements for the most recent fiscal year.

Audit Committee’s Pre-Approval Practice

Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. The audit committee’s charter (amended and included with the Company’s Corporate Governance Policies approved by the Board of Directors on October 27, 2008, filed on October 29, 2008, and incorporated by reference as Exhibit 10.15) provides that the audit committee must:

•

Preapprove all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities underwritings or statutory audits) as required by §10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002); and

•

Preapprove all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of our subsidiaries. The audit committee considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request.

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Exhibit Description
3.1 (1)	Articles of Incorporation as filed with the Nevada Secretary of State on October 12, 2004.
3.2 (2)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 9, 2006.
3.3 (1)	Bylaws of the Registrant
10.1 (14)	Joint Venture Agreement dated November 3, 2006 between Buffalo River Dene Development Corporation and Access Energy Inc.
10.2 (4)	Exclusivity Agreement, dated November 10, 2006, between the Registrant and Access Energy Inc.
10.3 (5)	Amendment of Exclusivity Agreement, dated March 9, 2007, between the Registrant and Access Energy Inc.
10.4 (6)	Amendment of Exclusivity Agreement, dated May 4, 2007, between the Registrant and Access Energy Inc.
10.5 (3)	Amendment Agreement No. 1 to Joint Venture Agreement, dated May 9, 2007, between Buffalo River Dene Development Corporation and Access Energy Inc.
10.5.1 (15)	Amendment Agreement No. 2 to Joint Venture Agreement dated March 17, 2008 between Buffalo River Dene Development Corporation and Access Energy Inc.
10.6 (7)	Loan Agreement, dated May 17, 2007, between the Registrant and Access Energy Inc.
10.7 (7)	Promissory Note, dated May 17, 2007, by Access Energy Inc.
10.8 (7)	Escrow Agreement, dated May 17, 2007, among the Registrant, Access Energy Inc. and Fraser Milner Casgrain LLP, as escrow agent
10.9 (3)	Common Stock Purchase Agreement, dated August 3, 2007, between the Registrant and Access Energy Inc.
10.10 (3)	Unanimous Shareholders Agreement, dated August 3, 2007, between the Registrant and Access Energy Inc.
10.11 (3)	Common Stock Purchase Warrant, dated August 3, 2007
10.11.1 (10)	Amendment No. 1 to Warrant to Purchase Common Stock August 2007, Executed September 8, 2008
10.12 (3)	Registration Rights Agreement, dated August 3, 2007, between the Registrant and H. Reg. F. Burden
10.13 (3)	Coniston Management Agreement with Access dated November 1, 2005
10.14 (13)	Impact/Benefit Agreement, between Buffalo River Dene Nation and A10 Project, dated May 24, 2007
10.14.1	Amendment Agreement No. 1 to Impact/Benefit Agreement, between the Buffalo River Dene Nation and the A10 Project, dated March 17, 2008
10.15 (12)	Corporate Governance Policies, dated October 27, 2008
10.16 (16)	Joint Venture Agreement and Impact Benefit Agreement between La Loche Clearwater Development Authority and Access Energy Inc., dated October 15, 2008
14.1 (9)	Code of Ethics
14.2 (12)	Code of Ethics, included in Business Conduct Policy, dated October 27, 2008
16.1 (11)	Letter on Change of Certifying Accountant, dated October 20, 2008 from Sherb & Co., LLP agreeing with disclosure on Change of Certifying Accountant
31.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed on December 10, 2004.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 9, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 8, 2007.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 9, 2006.

(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed on March 9, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 4, 2007.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 17, 2007.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed on November 9, 2006.
(9)	Incorporated by reference to the Registrant’s Form 10-KSB, filed on January 29, 2008
(10)	Incorporated by reference to the Registrant’s Form 8-K, filed on October 3, 2008
(11)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on October 21, 2008
(12)	Incorporated by reference to the Registrant’s Form 8-K, filed on October 29, 2008
(13)	Incorporated by reference to the Registrant’s Form 10-KSB/A, filed on February 19, 2009
(14)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on February 19, 2009
(15)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on February 19, 2009
(16)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on February 17, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Blacksands Petroleum, Inc.

/s/ Paul A. Parisotto	Chief Executive Officer and Director	February 20, 2009
(Principal Executive Officer)

/s/ Rick Wilson	Chief Financial Officer and Director	February 20, 2009
(Principal Financial and
Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Paul A. Parisotto	Chief Executive Officer	February 20, 2009
Paul A. Parisotto	and Director
(Principal Executive Officer)

/s/ Rick Wilson	Chief Financial Officer and Director	February 20, 2009
Rick Wilson	(Principal Financial and
Accounting Officer)

/s/ Mark Holcombe	Director	February 20, 2009
Mark Holcombe

/s/ Bruno Mosimann	Director	February 20, 2009
Bruno Mosimann