Form 10-Q/A
period 2008-01-31
BLACKSANDS PETROLEUM, INC.
filed 2009-03-20
CIK 1308137

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

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

EXPLANATORY NOTES

This Form 10-Q for the period ended January 31, 2008 originally filed on March 24, 2008 (File No. 000-51427) has been amended to reflect comments and requests from the United States Securities and Exchange Commission (the “SEC”) and to correct the accounting treatment of costs which had been capitalized as Oil and Gas Property Costs and to expense them instead. The changes include the following:

•

Revised January 31, 2008 consolidated balance sheets, consolidated statements of operations, consolidated statement of changes in stockholders’ equity, and consolidated statements of cash flows, with related impacts on notes to financial statements;

•	Describing the Company as an “exploration stage” company, rather than a “development stage” company;
•	Enhanced explanation in our Management Discussion and Analysis, under the heading of Plan of Operation, as to the impact of the purchase of Access Energy Inc.; and
•	Amendment to Note 1 to the financial statements regarding our accounting policy with respect to Property and Equipment.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended January 31, 2008 are not necessarily indicative of the results that may be expected for the full fiscal year.

Blacksands Petroleum, Inc.
(An Exploration Stage Enterprise)
Consolidated Balance Sheets

	(Unaudited)	(Audited)
	As of	As of
	January 31, 2008	October 31, 2007
	(Restated – Note 12)
A S S E T S

Current Assets
Cash held at bank	$5,726,442	$6,548,707
Cash held in attorney’s trust account	-	44,396
Prepaid expenses and deposits	60,744	20,634
Total Current Assets	5,787,186	6,613,737

Property and Equipment – net (note 2)	23,768	25,306
Oil and Gas property costs (note 3)	4,365,483	4,626,809
Total Capital Assets	4,389,251	4,652,115

Total Assets	$10,176,437	$11,265,852

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	$523,525	$589,855
Accounts payable to related parties (note 5)	238,417	275,022
Total Current Liabilities	761,942	864,877

Minority Interest	359,716	503,364
Total Liabilities	1,121,658	1,368,241

Stockholders’ Equity
Preferred Stock (note 4)	-	-
Common Stock (note 4)	74,855	74,855
Additional Paid-in-Capital	11,856,057	11,853,355
Treasury stock, at cost	(50,000)	(50,000)
Accumulated Comprehensive Loss	733,814	1,293,489
Deficit accumulated during the development stage	(3,559,947)	(3,274,088)
Total Stockholders’ Equity	9,054,779	9,897,611
Total Liabilities and Stockholders’ Equity	$10,176,437	$11,265,852

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Operations

	(Unaudited) November 1, 2007 To January 31, 2008	(Unaudited) November 1, 2006 To January 31, 2007	(Unaudited) From Inception (October 12, 2004) Through January 31, 2008

	(Restated – Note 12)		(Restated – Note 12)
Revenues:
Revenue	$-	$-	$-
Total Revenues	-	-	-

Expenses:
Professional Fees	141,879	144,529	1,073,949
Loss on abandoned fixed assets	-	-	1,496
Employee remuneration	89,741	12,895	273,498
Depreciation	1,538	1,947	12,105
Office and Administration	56,315	29,926	337,840
Oil and gas exploration	471,271	-	2,243,752
Total Expenses	760,744	189,297	3,942,640
Net loss from Operations	(760,744)	(189,297)	(3,942,640)

Other Income and Expenses:
Interest Income	52,584	120,820	594,096
Funding on behalf of minority stockholder	-	-	(261,656)
Gain (loss) from Currency Transaction	278,653	1,409	(288,144)
Net Loss before Taxes	(429,507)	(67,068)	(3,898,344)

Provision for Income Taxes:
Income Tax Benefit	-	-	-
Net Loss before minority interest	(429,507)	(67,068)	(3,898,344)

Minority Interest	143,648	-	338,397
Net loss for the year	$(285,859)	$(67,068)	$(3,559,947)

Other comprehensive (loss) income net of tax (note 7):
Foreign currency translation adjustment	$(559,675)	$(11,316)	$733,814

Total Comprehensive Loss	$(845,534)	$(78,384)	$(2,826,133)

Basic and Diluted Loss Per Common Share	$(0.01)	$(0.00)	$(0.07)
Weighted Average number of Common Shares used in per share calculations	44,854,700	46,811,222	49,045,802

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Changes in Stockholders’ Equity
(Unaudited)

	Shares	Par Value $0.001	Additional Paid-In Capital	Treasury Stock	Other Compre-hensive Income	Deficit Accumulated During Development Stage	Stockholders’ Equity

Balance – October 12, 2004 - (inception)	-	$ -	$ -	$ -	$ -	$ -	$ -
Stock issued for cash -
October 12, 2004 (1)	30,000	30,000	(25,000)	-	-	-	5,000
Foreign Currency Translation Adjustment	-	-	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-
Balance – October 31, 2004	30,000,000	30,000	(25,000)	-	(5)	-	4,995
Stock issued for cash -
March 4, 2005 (1)	33,000,000	33,000	22,000	-	-	-	55,000
Foreign Currency Translation Adjustment	-	-	-	-	(2,787)	-	(2,787)
Net Loss	-	-	-	-	-	(13,780)	(13,780)
Balance – October 31, 2005	63,000,000	63,000	(3,000)	-	(2,792)	(13,780)	43,428
Equity Compensation -
Granted August 1, 2006	-	-	21,620	-	-	-	21,620
Deferred equity compensation	-	-	(18,918)	-	-	-	(18,918)
Stock issued for cash -
August 10, 2006	10,854,700	10,855	10,843,845	-	-	-	10,854,700
Stock issued on conversion
of Debentures -
August 10, 2006	1,000,000	1,000	999,000	-	-	-	1,000,000
Foreign Currency Translation Adjustment	-	-	-	-	496	-	496
Net Loss	-	-	-	-	-	(308,798)	(308,798)
Balance – October 31, 2006	74,854,700	74,855	11,842,547	-	(2,296)	(322,578)	11,592,528
Stock repurchased for cash-
November 6, 2006	(30,000,000)	-	-	(50,000)	-	-	(50,000)
Equity compensation expensed	-	-	10,808	-	-	-	10,808
Foreign Currency Translation Adjustment	-	-	-	-	1,295,785	-	1,295,785
Net Loss	-	-	-	-	-	(2,951,510))	(2,951,510)
Balance – October 31, 2007	44,854,700	74,855	11,853,355	(50,000)	1,293,489	(3,274,088)	9,897,611
Equity compensation expensed	-	-	2,702	-	-	-	2,702
Foreign Currency Translation Adjustment (restated – note 12)	-	-	-	-	(559,675)		(559,675)
Net Loss (restated – note 12)	-	-	-	-		(285,859)	(285,859)
Balance – January 31, 2008 (restated)	44,854,700	$ 74,855	$ 11,856,057	$ (50,000)	$ 733,814	$ (3,559,947)	$ 9,054,779

(1) On May 6, 2006, the Company declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record date for the stock split was June 21, 2006. The stock split has been recorded retroactively.

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Cash Flows

	(Unaudited) November 1, 2007 Through January 31, 2008	(Unaudited) November 1, 2006 Through January 31, 2007	(Unaudited) From Inception (October 12, 2004) Through January 31, 2008

	(Restated – Note 12)		(Restated – Note 12)
Cash Flows from Operating Activities:
Net Loss	$(285,859)	$(67,068)	$(3,559,947)
Adjustments to reconcile net loss to
net cash used in operating activities:
Minority interest	(143,648)	-	(76,741)
Foreign Currency Income (loss)	(326,634)	(11,316)	287,587
Equity compensation expense	2,702	2,702	16,212
Loss on abandoned fixed assets	-	-	1,496
Office Equipment and Furniture: Depreciation	1,538	1,947	12,105
Changes in Operating assets and liabilities:
Prepaid expenses and deposits	(40,110)	(17,126)	(60,744)
Exclusivity agreement deposit	-	(84,960)	-
Rent Deposit	-	454	-
Accounts payable and accrued liabilities	(66,330)	(29,044)	523,525
Accounts payable to related party	(36,605)	(102)	238,417
Net Cash Used in Operating Activities	(894,946)	(204,513)	(2,618,090)

Cash Flows from Investing Activities:
Purchase of subsidiary, net of cash of subsidiary	-	-	(3,049,148)
Oil and gas property costs during period	(10,967)	-	(86,095)
Funds (to) from cash in escrow	-	-	(44,396)
Purchase of property and equipment	-	-	(37,369)
Net Cash Used in Investing Activities	(10,967)	-	(3,217,008)

Cash Flows from Financing Activities:
Repurchase of stock	-	(50,000)	(50,000)
Issue of convertible debentures	-	-	1,000,000
Sales of Common Stock	-	-	10,914,700
Net Cash (Used in) Provided by Financing Activities	-	(50,000)	11,864,700
Effect of exchange on cash	83,648	-	(303,160)
Net (Decrease) Increase in Cash	(822,265)	(254,513)	5,726,442
Cash Balance, Beginning of Period	6,548,707	11,647,845	-
Cash Balance, End of Period	$5,726,442	$11,393,332	$5,726,442

Supplemental Disclosures:
Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-
Non-cash financing activities:
Conversion of debentures into stock and warrants	$-	$-	$1,000,000

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

Concentration of credit risks - The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 and by Canada Deposit Insurance Corporation (“CDIC”) up to Cdn$100,000. During period ended January 31, 2008, the Company has maintained bank balances exceeding the FDIC and CDIC insurance limits. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period ended January 31, 2008 as well as the year ended October 31, 2007, 14,054,700 options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the period from November 1, 2005 to October 31, 2006, there were 13,054,700 options and warrants excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Comprehensive income (loss) – The Company’s funds at January 31, 2008 and at October 31, 2007 were held in Canadian and U.S. Dollar bank accounts, and trust and escrow accounts maintained by the Company’s lawyers in U.S. Dollars. Foreign currency translation gains for the period ended January 31, 2008 amounted to $278,653. Foreign currency translation gains for the period ended January 31, 2007 were $1,409. Total foreign currency translation losses from October 12, 2004 to January 31, 2008 were $288,144. See note 7 regarding comprehensive income.

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses and deposits, accounts payable and accrued expenses approximate fair value at January 31, 2008 and October 31, 2007 because of the relatively short maturity of the instruments.

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

Capital Contributions – Under the Stockholders Agreement, the Company is required to fund the operations of Access until Access is self-sustaining. These advances are treated as intercompany accounts receivable and accounts payable, and are eliminated in consolidation. When the cash advanced is used or committed by Access, 25%, representing the value on behalf of the minority shareholder, is expensed in the operations of the Company.

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

2.	PROPERTY AND EQUIPMENT

The Company owns the following office equipment and furniture:

	January 31, 2008			October 31, 2007
	Cost	Accumulated depreciation	Net book Value	Net book Value
Furniture and fixtures	$ 18,752	$ 5,057	$ 13,695	$ 14,416
Office equipment	16,760	6,687	10,073	10,890
	$ 35,512	$ 11,744	$ 23,768	$ 25,306

Depreciation expense amounted to $1,538 and $1,947 for the quarters ended January 31, 2008 and 2007, respectively.

3.	OIL AND GAS PROPERTY COSTS

In the quarter ended January 31, 2008 and in the year ended October 31, 2007, the Company incurred property acquisition costs as follows:

	Three months Ended	Year Ended
	January 31, 2008	October 31, 2007

Balance, beginning of period	$ 4,626,809	$ -

Acquisition cost allocated to oil & gas property costs on payment on August 3, 2007 to Access Energy Inc.	-	4,058,979

Exchange adjustments	(272,293)	492,702

Costs incurred for the year (2007 – for the period from August 3, 2007 to October 31, 2007)	10,967	75,128
	(261,326)	4,626,809

Balance, end of year	$ 4,365,483	$ 4,626,809

During the year ended October 31, 2007, the Company spent funds to evaluate and to acquire properties with oil and gas potential in northern Saskatchewan and northern Alberta. During the quarter ended January 31, 2008, the Company incurred additional costs evaluating these properties, and made payments contemplated in the acquisition agreements.

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

3.	OIL AND GAS PROPERTY COSTS (continued)

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

As at January 31, 2008, the Company had paid or accrued a total of approximately Cdn$1,716,200 (approximately US$1,709,700) to the BRDN and is committed to further payments totalling in the aggregate of approximately Cdn$25,000,000 over the term of the agreement.

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

Issued:

	Number of Shares	Par Value	Additional Paid in Capital	Treasury Stock

October 12, 2004 - Issued for cash	1,000,000	$ 1,000	$ 4,000	$ -
March 2005 - Issued for cash	1,100,000	1,100	53,900	-
Balance October 31, 2005	2,100,000	2,100	57,900	-
June 21, 2006 – Stock Split 30:1	60,900,000	60,900	(57,900)	-
August 9, 2006 – Issued for cash	10,854,700	10,855	10,843,845	-
August 9, 2006 – On conversion of
Convertible Debentures	1,000,000	1,000	999,000	-
Balance, October 31, 2006	74,854,700	$ 74,855	$ 11,842,845	$ -
Repurchase of stock for cash – November. 6, 2006	(30,000,000)	-	-	(50,000)
Balance, October 31, 2007 and January 31, 2008	44,854,700	$ 74,855	$ 11,842,845	$ (50,000)

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

4.	STOCKHOLDER’S EQUITY (continued)

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

6.	STOCK OPTIONS (continued)

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

As of June 26, 2006, the Company’s Board of Directors approved, and a majority of the Company’s stockholders ratified, the adoption of the Company’s 2006 Stock Option Plan (the “Plan”), pursuant to which the Board of Directors has the ability to provide incentives through the issuance of options, stock, restricted stock, and other stock-based awards, representing up to 6,000,000 shares of the Company’s common stock, to certain employees, outside directors, officers, consultants and advisors. As per Note 11, the Board of Directors approved a revised stock option plan on February 15, 2008 subject to stockholder approval. Other than options granted on February 15, 2008, as described in Note 11, no awards have been granted under the Plan as of January 31, 2008.

A summary of the Company’s stock option activity and related information for the quarters ended January 31, 2008 and January 31, 2007 is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 31, 2005	-	-
Granted	1,000,000	$2.00
Exercised	-	-
Cancelled	-	-
Outstanding at January 31, 2007	1,000,000	$2.00
Granted	-	-
Exercised	-	-
Cancelled	(500,000)	$2.00
Outstanding at January 31, 2008	500,000	$2.00

On October 31, 2007, the Company cancelled 500,000 options granted to Mr. Darren Stevenson as part of the termination of his employment agreement as President and CEO.

A summary of options granted, vested and cancelled during the quarters ended January 31, 2008 and 2007 is as follows:

	Options Granted/(Cancelled)			Options Vested
	Number of Options	Weighted Average Remaining Life (years)	Weighted Average Exercise Price	Number of Options	Weighted Average Remaining Life (years)	Weighted Average Exercise Price

January 31, 2007
Vested January 1, 2007	-	-	-	200,000	0.25	$2.00

January 31, 2008
Granted or vested	-	-	-	-	-	-

6.	STOCK OPTIONS (continued)

A summary of the Company’s stock warrant activity and related information for the quarters ended January 31, 2008 and 2007 is as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at October 31, 2006	12,054,700	$2.98
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at January 31, 2007	12,054,700	$2.98
Granted – August 3, 2007	1,500,000	$2.00
Exercised	-	-
Cancelled	-	-
Outstanding at January 31, 2008	13,554,700	$2.87

7.	COMPREHENSIVE INCOME

The functional currency of the Company is the Canadian Dollar. At January 31, 2008, the Company maintained account balances of Cdn$128,267 (approximately US$127,780) and US$5,598,662.

Foreign currency translation adjustments for the period ended January 31, 2008, and those for the period ended January 31, 2007, are net of tax of $Nil. Foreign currency translation adjustments for the period from inception to January 31, 2008 are net of tax of $Nil.

8.	LITIGATION

As of January 31, 2008, the Company is not aware of any current or pending litigation, which may affect the Company’s operations.

9.	LEASE COMMITMENTS

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

10.	ACQUISITION OF ACCESS ENERGY INC. (“ACCESS”) (continued)

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

The Board of Directors approved a revised stock option plan for the Company on February 15, 2008. The revised stock option plan is subject to stockholder approval.

Also on February 15, 2008, the Board of Directors approved the grant of 2,200,000 stock options to officers, directors and consultants of the Company. These options are exerciseable at $1.90 per share for a term of five years, subject to necessary approvals, and have the following vesting provisions:

-	991,666 options vested immediately;
-	604,166 options vest when the stock price trades at or above $2.50 for ten consecutive trading days; and,
-	604,168 options vest when the stock price trades at or above $3.00 for ten consecutive trading days.

Also on February 15, 2008, the Board of Directors approved an advance of approximately Cdn$2,258,000 (US$2,264,829) to Access for its working capital requirements.

12.	RESTATEMENT

On January 9, 2009, the Company’s Audit Committee concluded that there was an accounting error in its financial statements filed in its Form 10-KSB for the years ended October 31, 2007, and in its Form 10-Qs for the quarters of January 31, 2008, April 30, 2008, and July 31, 2008.

The error relates to inappropriate capitalization of expenses as oil and gas property costs in each period. Amounts that should have been expensed have been capitalized, resulting in an understatement of the Company’s net loss, and an overstatement of the Company’s oil and gas property costs, and related impacts on the Company’s minority interest and foreign currency translation.

The Company filed an amended Form 10-KSB for the year ended October 31, 2007 on February 20, 2009, and will be filing amended Form 10-Qs for the quarters ended April 30, 2008 and July 31, 2008.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our most recent annual report on Form 10-KSB (amended) under the heading “Risk Factors and Uncertainties” (see Part 1, Item 1 in such report), as amended in this report under the heading “Risk Factors” (see Part II, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

The error relates to inappropriate capitalization of expenses as oil and gas property costs in each period. Amounts that should have been expensed have been capitalized, resulting in an understatement of the Company’s net loss, and an overstatement of the Company’s oil and gas property costs, and related impacts on the Company’s minority interest and foreign currency translation.

The Company filed an amended Form 10-KSB for the year ended October 31, 2007 on February 20, 2009, and will be filing amended Form 10-Qs for the quarters ended April 30, 2008 and July 31, 2008.

Plan of Operation

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

We incurred total operating expenses of $760,744 for the three months ended January 31, 2008, as compared to total operating expenses of $189,297 for the three months ended January 31, 2007. The increase in our expenses was principally due to our ceasing to be a “shell company” and our commencement of operations. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports as well as the management fees paid to Coniston Investment Corp. (“Coniston”) of $67,827 and Directors’ fees of $21,914. The significant operating expenses include professional fees of $141,879 for the three months ended January 31, 2008 incurred in connection with filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters as compared with professional fees of approximately $144,500 for the three months ended January 31, 2007. The office and administration expenses of $56,315 for the three months ended January 31, 2008 include rent, travel, telephone and other office expenses as compared to office and administration expenses of $29,926 for the three months ended January 31, 2007. We also incurred oil and gas exploration expenses of $471,271 for the three months ended January 31, 2008 compared with oil and gas exploration expenses of $0 for the three months ended January 31, 2007, after the acquisition of Access Energy Inc. in August 2007.

We earned total interest income of $52,584 for the three months ended January 31, 2008, as compared to total interest income of $120,820 for the three months ended January 31, 2007. The interest was earned on the balance of proceeds of the private placement on August 9, 2006 of $10,854,700, and has declined as we have used the cash in our operations. The unused balance of such proceeds has declined as well as reduced interest rates offered by our bank. We recorded an accounting gain on foreign currency transactions in the quarter as a result of our change to a functional currency of Canadian dollars, with most of our cash remaining in US$ denominated accounts up to January 31, 2008.

Our total comprehensive loss for the three months ended January 31, 2008 was $845,534, as compared to total comprehensive loss of $78,384 for the three months ended January 31, 2007, and a total comprehensive income of $733,814 from inception on October 12, 2004 to January 31, 2008.

Net cash used in investing activities for the three months ended January 31, 2008 was $10,967, as compared to $0 for the three months ended January 31, 2007 and $3,217,008 for the period from inception on October 12, 2004 to January 31, 2008. There was no cash used by or provided from financing activities during the three months ended January 31, 2008. Cash used by financing activities for the three months ended January 31, 2007 was $50,000, resulting from our repurchase of 30,000,000 shares of common stock from Mr. Stevenson on November 6, 2006.

We are still in the exploration stage and have generated no revenues to date.

Selected Consolidated Financial Information

	January 31, 2008 (Restated)	October 31, 2007
Current Assets	$ 5,787,186	$ 6,613,737
Total Assets	10,176,437	11,265,852
Current Liabilities	761,942	864,877
Stockholders’ Equity	9,054,779	9,897,611

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

Our stockholders’ equity at January 31, 2008 was $9,054,779.

Subsequent to the quarterend, on February 15, 2008, the Board of Directors approved an advance of approximately Cdn$2,258,000 (US$2,264,829) to Access for its working capital requirements. This advance is treated as an intercompany receivable until it is spent or committed to be spent by Access, at which time, 25% of the amount spent or committed is expensed as funding on behalf of the minority shareholder of Access.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

While the Company’s reporting currency is U.S. dollars, the Company’s principal executive offices and its principal exploration property, the A10 Project, are located in Canada, and most of its contractual obligations are payable in Canadian dollars. For this reason, the Company is subject to Canada-U.S. exchange rate risk. The Company considers the amount of risk to be manageable and does not currently, nor is it likely in the foreseeable future to, conduct hedging to reduce its exchange rate risk. A hypothetical 10% increase in the value of one Canadian dollar expressed in U.S. dollars during the quarter ended January 31, 2008 would have caused an approximate $40,000 increase in the Company’s expenses for the quarter, and an equivalent decrease in the value of one Canadian dollar would have caused a $40,000 decrease in the Company’s expenses for the quarter. A hypothetical 10% increase in the value of one Canadian dollar expressed in U.S. dollars during the quarter ended January 31, 2008 would have caused an approximate $131,000 increase in the Company’s other comprehensive loss and a corresponding decrease in stockholders’ equity for the quarter, and an equivalent decrease in the value of one Canadian dollar would have caused a $131,000 decrease in the Company’s other comprehensive loss and a corresponding increase in stockholders’ equity for the quarter.

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

To evaluate the effectiveness of the Company’s internal control over financial reporting, management has used the Internal Control – Integrated Framework, which is a suitable, recognized control framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was not effective as of January 31, 2008 due to a material weakness identified by management in the understanding and application of U.S. GAAP, including but not limited to oil and gas accounting and foreign currency translation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company’s risk factors have not changed materially from those set forth under the heading “Risk Factors and Uncertainties” in the Company’s most recent annual report on amended Form 10-KSB, except as follows:

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

Date: March 20, 2009	BLACKSANDS PETROLEUM, INC. By: /s/ Paul A. Parisotto Name: Paul A. Parisotto Title: Chief Executive Officer (Principal Executive Officer)

By: /s/ Rick Wilson Name: Rick Wilson Title: Chief Financial Officer (Principal Financial Officer)