Form 10-Q
period 2009-01-31
BLACKSANDS PETROLEUM, INC.
filed 2009-03-20
CIK 1308137

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2009

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
☐ (do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐      No  ☒

There were 44,854,700 shares of Common Stock outstanding as of March 20, 2009.

PART I:    FINANCIAL INFORMATION

Item 1.   Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended January 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

(See note 1 – Going Concern)

	As of	As of
	January 31, 2009	October 31, 2008
ASSETS

Current Assets
Cash and cash equivalents	$564,038	$2,610,232
Short-term investments	2,623,781	835,418
Accounts receivable	5,927	105,929
Prepaid expenses and deposits	32,757	6,554
Total Current Assets	3,226,503	3,558,133

Oil and gas property costs (note 2)	3,621,497	3,685,522
Total Capital Assets	3,621,497	3,685,522
Total Assets	$6,848,000	$7,243,655

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$287,380	$301,710
Accounts payable to related parties (note 4)	31,165	72,520
Total Current Liabilities	318,545	374,230

Minority Interest	499,524	485,003
Total Liabilities and Minority Interest	818,069	859,233

Stockholders’ Equity
Capital stock (note 3)
Authorized
10,000,000 Preferred stock
300,000,000 Common stock
Issued
44,854,700 Common stock (October 31, 2008 – 44,854,700)	74,855	74,855
Additional paid-in capital	11,861,465	11,861,465
Treasury stock, at cost	(50,000)	(50,000)
Accumulated comprehensive (loss) income	(788,067)	(663,720)
Deficit accumulated during the exploration stage	(5,068,322)	(4,838,178)
Total Stockholders’ Equity	6,029,931	6,384,422
Total Liabilities, Minority Interest and Stockholders’ Equity	$6,848,000	$7,243,655

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statements of Operations

(Unaudited)

(Expressed in US dollars)

	November 1, 2008 To January 31, 2009	November 1, 2007 To January 31, 2008	From Inception (October 12, 2004) Through January 31, 2009

Revenues:
Revenue	$-	$-	$-
Total Revenues	-	-	-

Expenses:
Professional Fees	132,062	141,879	1,681,014
Loss on disposal of fixed assets	-	-	14,084
Management and directors’ fees	61,207	89,741	564,893
Depreciation	-	1,538	13,643
Office and administration	39,186	56,315	457,689
Oil and gas exploration	6,166	471,271	2,684,338
Total Expenses	238,621	760,744	5,415,661
Loss from Operations	(238,621)	(760,744)	(5,415,661)

Other Income and Expenses:
Interest income	19,715	52,584	703,073
Funding on behalf of minority stockholder	(27,778)	-	(565,833)
Gain (loss) from foreign currency exchange	2,019	278,653	(300,910)
Loss before Taxes	(244,665)	(429,507)	(5,579,331)

Provision for Income Taxes:
Income tax benefit	-	-	-
Net Loss before minority interest	(244,665)	(429,507)	(5,579,331)

Minority interest	14,521	143,648	511,009
Net Loss for the Period	$(230,144)	$(285,859)	$(5,068,322)

Other comprehensive (loss), net of tax (note 6):
Foreign currency translation adjustment	$(124,347)	$(559,675)	$(788,067)
Total Comprehensive Loss	$(354,491)	$(845,534)	$(5,856,389)

Basic and Diluted Loss Per Common Share (note 3)	$(0.01)	$(0.01)	$(0.10)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	44,854,700	44,854,700	51,217,739

See accompanying notes to Consolidated Financial Statements

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(Expressed in US dollars)

	Shares	Par Value $0.001	Additional Paid-In Capital	Treasury Stock	Other Compre-hensive Income	Deficit Accumulated During Exploration Stage	Stockholders’ Equity
Balance – October 12, 2004 - (inception)	-	$ -	$ -	$ -	$ -	$ -	$ -
Stock issued for cash – October 12, 2004	30,000,000	30,000	(25,000)	-	-	-	5,000
Foreign Currency Translation Adjustment	-	-	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-
Balance – October 31, 2004	30,000,000	30,000	(25,000)	-	(5)	-	4,995

Stock issued for cash – March 4. 2005 (1)	33,000,000	33,000	22,000	-	-	-	55,000
Foreign Currency Translation Adjustment	-	-	-	-	(2,787)	-	(2,787)
Net Loss	-	-	-	-	-	(13,780)	(13,780)
Balance – October 31, 2005	63,000,000	63,000	(3,000)	-	(2,792)	(13,780)	43,428

Equity Compensation -
Granted August 1, 2006	-	-	21,620	-	-	-	21,620
Deferred equity compensation	-	-	(18,918)	-	-	-	(18,918)
Stock issued for cash – August 10, 2006	10,854,700	10,855	10,843,845	-	-	-	10,854,700
Stock issued on conversion
of Debentures - August 10, 2006	1,000,000	1,000	999,000	-	-	-	1,000,000
Foreign Currency Translation Adjustment	-	-	-	-	496	-	496
Net Loss	-	-	-	-	-	(308,798)	(308,798)
Balance – October 31, 2006	74,854,700	74,855	11,842,547	-	(2,296)	(322,578)	11,592,528

Stock repurchased for cash -
November 6, 2006	(30,000,000)	-	-	(50,000)	-	-	(50,000)
Equity compensation expensed	-	-	10,808	-	-	-	10,808
Foreign Currency Translation Adjustment	-	-	-	-	1,295,785	-	1,295,785
Net Loss	-	-	-	-	-	(2,951,510)	(2,951,510)
Balance – October 31, 2007	44,854,700	74,855	11,853,355	(50,000)	$ 1,293,489	$ (3,274,088)	$ 9,897,611

Equity compensation expensed	-	-	8,110	-	-	-	8,110
Foreign Currency Translation Adjustment	-	-	-	-	(1,957,209)	-	(1,957,209)
Net Loss	-	-	-	-	-	(1,564,090)	(1,564,090)

Balance – October 31, 2008	44,854,700	$ 74,855	$ 11,861,465	$ (50,000)	$ (663,720)	$ (4,838,178)	$ 6,384,422

Foreign Currency Translation Adjustment	-	-	-	-	(124,347)	-	(124,347)
Net Loss	-	-	-	-		(230,144)	(230,144)

Balance – January 31, 2009	44,854,700	$ 74,855	$ 11,861,465	$ (50,000)	$ (788,067)	$ (5,068,322)	$ 6,029,931

(1) On May 6, 2006, the Company declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record date for the stock split was June 21, 2006. The stock split has been recorded retroactively.

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in US dollars)

	November 1, 2008 Through January 31, 2009	November 1, 2007 Through January 31, 2008	From Inception (October 12, 2004) Through January 31, 2009

Cash Flows from Operating Activities:
Net Loss	$(230,144)	$(285,859)	$(5,068,322)
Adjustments to reconcile net loss to
net cash used in operating activities:
Minority interest	13,257	(143,648)	54,824
Foreign currency exchange income	-	(326,634)	-
Equity compensation expense	-	2,702	21,620
Loss on disposal of fixed assets	-	-	14,084
Depreciation	-	1,538	13,643
Changes in operating assets and liabilities:
Accounts receivable	98,112	-	(28,513)
Prepaid expenses and deposits	(26,323)	(40,110)	(35,445)
Accounts payable and accrued liabilities	(8,969)	(66,330)	388,522
Accounts payable to related party	(40,060)	(36,605)	63,804
Net Cash Used in Operating Activities	(194,127)	(894,946)	(4,575,783)
Cash Flows from Investing Activities:
Purchase of subsidiary, net of cash acquired	-	-	(3,049,148)
Oil and gas property costs	(1,996)	(10,967)	(144,824)
Proceeds of sale of property and equipment	-	-	9,760
Investment in short-term investments	(1,803,476)	-	(2,802,113)
Purchase of property and equipment	-	-	(37,369)
Net Cash Used in Investing Activities	(1,805,472)	(10,967)	(6,023,694)
Cash Flows from Financing Activities:
Repurchase of stock	-	-	(50,000)
Issue of convertible debentures	-	-	1,000,000
Sales of common stock	-	-	10,914,700
Net Cash Provided by Financing Activities	-	-	11,864,700
Effects of exchange on cash	(46,595)	83,648	(701,185)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,046,194)	(822,265)	564,038
Cash and Cash Equivalents Balance, Beginning of Period	2,610,232	6,548,707	-
Cash and Cash Equivalents Balance, End of Period	$564,038	$5,726,442	$564,038
Supplemental Disclosures:
Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-
Non-cash financing activities:
Conversion of debentures into stock and warrants	$-	$-	$1,000,000

See accompanying notes to Consolidated Financial Statements

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Notes to Consolidated Financial Statements

Unaudited

1.	DESCRIPTION OF BUSINESS, AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business - Blacksands Petroleum, Inc. (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on October 12, 2004 as Lam Liang Corp. The Company filed a Certificate of Amendment to its Articles of Incorporation on June 9, 2006 to change its name from “Lam Liang Corp.” to “Blacksands Petroleum, Inc.” On August 3, 2007, the Company completed its purchase of 75% of the capital of Access Energy Inc. (“Access” or “Access Energy”), and entered the unconventional petroleum industry by acquiring a suitable target company. The Company currently operates in only one segment – unconventional oil and gas exploration – in Canada.

Significant Accounting Policies - These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), interim financial information with instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as at January 31, 2009, the results of its operations for the three month periods ended January 31, 2009 and 2008, and its cash flows for the three months ended January 31, 2009 and 2008.

Accordingly, these interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended October 31, 2008 included in the Company’s 2008 Annual Report on Form 10-K, filed with the Securities Exchange Commission on February 20, 2009. The Company’s significant accounting policies are described in note 1 of the consolidated financial statements which are included in the Company’s 2008 Annual Report on Form 10-K.

Going Concern - These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a “going concern” basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company is in the process of exploring resource properties and has not yet determined whether the properties contain economically recoverable reserves. The Company has incurred operating losses and negative cash flows from its operating activities for the period ended January 31, 2009, and for the year ended October 31, 2008, and since inception.

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

1.	DESCRIPTION OF BUSINESS, AND SIGNIFICANT ACCOUNTING POLICIES (continued)

New Accounting Pronouncements Adopted

FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under US GAAP, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test, asset retirement obligations and nonfinancial assets acquired and liabilities assumed in a business combination. In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in an inactive market, and illustrates how an entity would determine fair value when the market for a financial asset is not active.

Adoption of this Standard includes increased disclosure such as:

-	The fair value measurements recorded during the period and the reasons for the measurements;
-

The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

-	For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs; and,
-

In annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes, if any, in the valuation technique(s) use to measure similar assets and/or liabilities in prior periods.

Effective November 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. See Note 7 for information and related disclosures.

Beginning November 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The Company does not expect the provisions of SFAS No. 157 related to these items to have a material impact on our consolidated financial statements.

1.	DESCRIPTION OF BUSINESS, AND SIGNIFICANT ACCOUNTING POLICIES (continued)

FASB Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities. Most of the provisions of this Statement apply only to entities that elect the fair value option. Entities electing the fair value option would be required to recognize changes in fair value in earnings and are required to distinguish on the face of the balance sheet the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The fair value option may be applied instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of SFAS. 157, “Fair Value Measurements”.

However, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates.

SFAS 159 was adopted by the Company on November 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The adoption of SFAS 159 on November 1, 2008 did not impact the Company’s consolidated financial position, results of operations, or cash flows. There are no assets or liabilities that the Company has chosen to measure at fair value other than short-term investments which it has already been measuring at fair value.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Management has determined that there are no other new accounting pronouncements, other than those described in the Company’s Form 10-K at October 31, 2008, that will impact the Company.

2.	OIL AND GAS PROPERTY COSTS

In the quarter ended January 31, 2009, and the year ended October 31, 2008, the Company incurred property acquisition costs as follows:

	January 31, 2009	October 31, 2008
Balance, beginning of year	$ 3,685,522	$ 4,626,809

Costs incurred during the period	1,996	67,700
Exchange adjustments	(66,021)	(1,008,987)

Balance, end of period	$ 3,621,497	$ 3,685,522

3.	STOCKHOLDERS’ EQUITY AND LOSS PER SHARE CALCULATION

There are 1,500,000 Warrants outstanding, which were issued as part of the consideration for the purchase of the subsidiary, Access Energy. Referred to as the “Access Warrants”, each of these 1,500,000 Access Warrants is exercisable for five years commencing August 3, 2007 and entitles the holder to purchase one share of Common Stock at $2.00 per share. The Access Warrants were granted in consideration for the future acquisition of an additional project other than the A10 Project, which, at the time of the acquisition of Access, and to January 31, 2009, had not been secured. The Access Warrants do not vest until Access secures an additional project. If and when an additional project is secured, and assuming the Access Warrants have not expired, they will be considered to have vested and we will determine and record the value of the Access Warrants accordingly using the Black-Scholes method. At the time of vesting, we will record the fair value of the Access Warrants as a charge to stock-based compensation expense and a credit to Additional Paid-In Capital. (See note 8).

Loss per share calculation

	January 31, 2009	January 31, 2008	Inception to January 31, 2009
Net loss	$230,144	$285,859	$5,068,322
Weighted Average Number of shares outstanding, basic and diluted	44,854,700	44,854,700	51,217,739
Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.10)

The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period ended January 31, 2009, 1,500,000 options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the period ended January 31, 2008, there were 14,054,700 options and warrants excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. From October 12, 2004 (inception) to date, there are 1,500,000 options and warrants excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

4.	RELATED PARTY TRANSACTIONS

During the period ended January 31, 2009, Coniston charged Access management fees of Cdn$56,666 (approximately US$46,200) plus Goods and Services Tax (5%) which is included in the consolidated statement of operations for the services of Paul A. Parisotto as President and CEO of Access. Amounts payable to Coniston of Cdn$14,576 (approximately US$11,885) were recorded to the end of January 31, 2009 (2008 - Cdn$239,326 or US$195,129). These amounts payable are due on demand, are non-interest bearing, and are unsecured.

Additionally, US$15,000 was owed to directors for director fees at January 31, 2009. It is payable on demand, non-interest bearing and unsecured.

5.	COMPREHENSIVE INCOME

Foreign currency translation adjustments for the period ended January 31, 2009 are net of tax of $Nil. Foreign currency translation adjustments for the period ended January 31, 2008 are net of tax of $Nil. Foreign currency translation adjustments for the period from inception to January 31, 2009 are net of tax of $Nil.

6.	COMMITMENTS

There was no significant change in the Company’s commitments during the quarter ending January 31, 2009. See also Note 8 – Subsequent Event.

7.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, and accounts payable with related parties. The estimated fair values of the financial instruments have been determined based on the Company’s assessment of available market information and appropriate valuation methodologies; however, these estimates may not necessarily be indicative of the amounts that could be realized or settled in a market transaction. The fair values of financial instruments generally approximate their book amounts due to the short-term maturity of these instruments at January 31, 2009 and October 31, 2008. The Company has no derivative instruments.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. This hierarchy consists of three broad levels. Level 1 inputs on the hierarchy consist of unadjusted quoted prices in active markets for identical assets and liabilities and have the highest priority. Level 2 and 3 inputs have lower priorities. The Company uses appropriate valuation techniques based on the available inputs to measure the fair values of assets and liabilities, as needed. When available, the Company measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. The Company does not have any financial assets or liabilities whose fair value is measured using these methods.

8.	SUBSEQUENT EVENT

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

The Agreements allow Access to exclusively participate in the acquisition, exploration and development of certain surface and subsurface rights in and to approximately 3,000,000 hectares of La Loche Traditional Lands in north western Saskatchewan, north and west of the town of La Loche, Saskatchewan.

The terms of the Agreements are for twenty years from the date of signing (October 15, 2008), and automatically renew for consecutive terms of twenty years if Access provides notice of renewal to LLCDA before the expiration of the Agreements. Pursuant to the terms of the Agreements, Access paid Cdn$15,000 (approximately US$12,225) on the signing of the Agreements, and is obligated to pay to the LLCDA Cdn$75,000 (approximately US$61,150) at the start of each three-month period upon ratification of the Agreements (or Cdn$300,000 annually – approximately $244,600). As well, Access is obligated to pay a 5% gross overriding royalty to LLCDA from the production of any Products.

With the ratification of the Joint Venture Agreement and Impact Benefit Agreement between Access and LLCDA, Access is considered to have secured another project, and the 1,500,000 “Access Warrants” referred to in note 3 have vested, and will be accounted for in the year ended October 31, 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in our most recent annual report on Form 10-K under the heading “Risk Factors and Uncertainties” (see Part 1, Item 1 in such report), as amended as needed in this report under the heading “Risk Factors” (see Part II, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

Unless the context otherwise requires, all references in this report to “Blacksands”, “the Company”, “we”, “us” or “our” refer to both Blacksands and Access. In our consolidated financial statements, this management’s discussion and analysis and elsewhere in this report, unless otherwise noted, we include 100% of the accounts of Access from the date of acquisition of August 3, 2007. For a discussion of our principles of consolidation, see Note 1 to the audited consolidated financial statements included in our annual report on Form 10-K filed with the U.S. Securities and Exchange Commission on February 20, 2009. The following is management’s discussion and analysis of certain significant factors, which have affected our financial position and operating results during the periods included in the accompanying unaudited interim consolidated financial statements and it should be read in conjunction with our unaudited consolidated financial statements for the period ended January 31, 2009 as well as our audited consolidated financial statements for the year ended October 31, 2008.

On August 3, 2007, we completed the purchase of 75% of Access Energy Inc. (“Access”) for cash of US$3,234,545 and 1,500,000 warrants to purchase shares of our common stock issued to the former sole stockholder of Access. We expect that the Purchase will cause our plan of operation, results of operations and capital resources to differ materially from our financial position as it existed prior to the Purchase. Pursuant to the Unanimous Shareholders’ Agreement among Access, the Company and the minority shareholder in Access, Blacksands is now responsible for funding 100% of Access’ operations including general and administration, and all costs associated with the acquisition, exploration and development, until such time as Access is self-sufficient. These contributions are treated as a contribution of capital, with no increase in our current 75% equity participation in Access. Therefore, all contributions that we make to Access are dilutive to our shareholders as to 25% of such contributions. The minority shareholder is not obligated to provide any funding to Access in order to maintain his 25% interest in Access.

Subsequent to the Purchase, Access has commenced activities to obtain the permits, licenses and sub-surface rights necessary to begin our exploration activities.

The A10 Project

The initial exploration project for Access is named “A10 Project” and lies on a portion of the traditional land of the Buffalo River Dene Nation (the “BRDN”) subject to Treaty 10 (“Treaty 10”) in western Saskatchewan on the border with Alberta (the “Project Land”). The BRDN is a party to Treaty 10 with Her Majesty the Queen in the Right of Canada (the “Crown”) which recognizes lands and water belonging to the BRDN whose territory is situated partly in the Province of Saskatchewan and partly in the Province of Alberta. Upon entering into Treaty 10, the BRDN did not cede, release, surrender or yield to the Crown any or all rights, titles and privileges whatsoever to the BRDN’s traditional territories. Lands and waters described in Treaty 10 form a part of the traditional territories of the BRDN. Access signed the Joint Venture Agreement with the Buffalo River Dene Development Corp. (“BRDDC”) in November 2006, amended on May 18, 2007, and further amended on March 17, 2008, granting Access exclusive access to the land.

On May 24, 2007, our representatives and those from Access and the BRDN attended a signing ceremony for the Impact/Benefit Agreement signed by the BRDN and the A10 Project - further amended on March 17, 2008.

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

In addition, under the Impact/Benefit Agreement with the BRDN and its amendment, the Company is committed to make certain contributions to the BRDN on or before May 24 of every year for capacity and infrastructure building and for reimbursement of costs for traditional lands staffing and to support training and development of the BRDN community in the range of Cdn$1,000,000 to Cdn$1,300,000 per year. Additionally, the Company is committed to expend up to Cdn$1,000,000 to assist BRDN forestry contractors to transition to approved contractors for the A10 Project. Finally, the Company is committed to providing a loan of up to Cdn$5,000,000 to assist the BRDDC to fund an increase in ownership of the A10 Project from the current 10% interest to up to 30% interest when production is to commence. All amounts paid or advanced are potentially recoverable as part of the Company’s earned working interest in the A10 Project.

On December 3, 2008, the Company, through its subsidiary, Access, submitted bids for the oilsands exploratory permits covering approximately 810,000 acres of the A10 Project lands that were posted for sale by the Province of Saskatchewan (the “Province”). The Province of Saskatchewan subsequently announced that there were no successful bidders for these oilsands exploratory permits.

As at January 31, 2009, the Company had paid or accrued a total of approximately Cdn$2,098,500 (approximately US$1,710,965) to the BRDN and is committed to further payments totalling in the aggregate of approximately Cdn$25,000,000 over the term of the agreement which expires in 2027.

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

The terms of the Agreements are for twenty years from the date of signing (October 15, 2008), and automatically renew for consecutive terms of twenty years if Access provides notice of renewal to LLCDA before the expiration of the Agreements. Pursuant to the terms of the Agreements, Access paid Cdn$15,000 (approximately US$12,225) on the signing of the Agreements, and is obligated to pay to the LLCDA Cdn$75,000 (approximately US$61,150) at the start of each three-month period upon ratification of the Agreements (or Cdn$300,000 annually – approximately US$244,600). As well, Access is obligated to pay a 5% gross overriding royalty to LLCDA from the production of any Products.

Selected Consolidated Financial Information of Blacksands

	As At January 31, 2009	As At October 31, 2008
Current Assets	$3,226,503	$3,558,133
Total Assets	$6,848,000	$7,243,655
Current Liabilities	$318,545	$374,230
Minority Interest	$499,524	$485,003
Stockholders’ Equity	$6,029,931	$6,384,422

Consolidated Results of Operations

For the period ended January 31, 2009, and since our inception on October 12, 2004, we have not generated any revenue.

We incurred total operating expenses of $238,621 for the quarter ended January 31, 2009, as compared to total operating expenses of $760,744 for the quarter ended January 31, 2008. These expenses consisted of general operating expenses incurred in connection with the day-to-day operations of our business and the preparation and filing of our periodic reports, and costs associated with exploration activities for our 75% owned subsidiary, Access Energy Inc.

The significant operating expenses include professional fees of $132,062 for the quarter ended January 31, 2009 incurred in connection with filing of periodic reports, SEC compliance filings, legal, audit and accounting fees, and general corporate matters as compared with professional fees of $141,879 for the comparative quarter of January 31, 2008. The office and administration expenses of $39,186 for the quarter ended January 31, 2009 include rent, telephone and other office expenses, net of recovered Canadian Goods and Services Tax, as compared to office and administration expenses of $56,315 for the quarter ended January 31, 2009. The management and directors’ fees of $61,207 for the quarter ended January 31, 2009 includes the directors’ fee and Coniston’s management fee, compared to management and directors’ fees of $89,741 for the comparative quarter.

During the quarter ended January 31, 2009, we incurred exploration expenses of $6,166 compared to exploration expenses of $471,271 for the quarter ended January 31, 2008, with the difference being largely a function of timing of payments to the BRDN for the A10 Project. The exploration expenses include costs associated with maintaining the Company’s interest in the A10 Project as well as costs to investigate the acquisition of additional projects which are not expected to yield a new acquisition project for the Company.

We earned total interest income of $19,715 for the quarter ended January 31, 2009, as compared to total interest income of $52,584 for the quarter ended January 31, 2008. The interest for the quarters ended January 31, 2009 and 2008 was earned from the investment of proceeds of a private placement of our common stock and common stock purchase warrants in 2006, which remained in interest bearing instruments during the above periods, and which balance has diminished since the acquisition of Access in August 2007 with ongoing operations. Declining interest rates as well as a reduced balance of interest bearing instruments has reduced our interest income.

We recorded expense of $27,778 in the quarter ended January 31, 2009 as funding on behalf of the minority stockholder (represents a charge to the Company for 25% of capital advanced to Access in February 2008, and used by Access in the quarter). There was no amount recorded in the comparative quarter of the prior year.

The minority interest amount of $14,521 for the quarter ended January 31, 2009 represents 25% share of minority stockholders of Access of the losses incurred by Access from November 1, 2008 to January 31, 2009 (excluding capital contribution to subsidiary on behalf of minority shareholder of $27,778 that is not recoverable from the minority shareholder) compared to a minority interest amount of $143,648 for the quarter ended January 31, 2008.

The gain from foreign currency exchange of $2,019 at January 31, 2009 arose as a result of fluctuations in the exchange rate on US-denominated transactions in the quarter. The January 31, 2008 figure of $278,653 reflects foreign currency adjustments arising from having the majority of the Company’s cash and investments denominated in US dollars while its functional currency is the Canadian dollar.

Our total comprehensive loss for the quarter ended January 31, 2009 was $354,491, compared to total comprehensive loss of $845,534 for the quarter ended January 31, 2008, and a total comprehensive loss of $5,856,389 from inception on October 12, 2004 to January 31, 2009.

Net cash used in operating activities was $194,127 for the quarter ended January 31, 2009, compared to $894,946 for the quarter ended January 31, 2008, reflecting a significant reduction in cash outflows for operations in the current quarter. The net cash used in operating activities was $4,575,783 for the period from inception on October 12, 2004 to January 31, 2009.

Net cash used in investing activities for the quarter ended January 31, 2009 was $1,805,476, compared to net cash used in investing activities of $10,967 for the quarter ended January 31, 2008 and $6,023,694 for the period from inception on October 12, 2004 to January 31, 2009. The majority of the net cash used in investing activities for the quarter ended January 31, 2009 was the investment of cash into short-term investments with original maturities greater than three months.

Cash used in financing activities for the quarter ended January 31, 2009 was $nil, as it was for the quarter ended January 31, 2008.

As of January 31, 2009, the combined companies had cash and cash equivalents on hand of $564,038, and short-term investments of $2,623,781. The Company believes this amount to be sufficient to fund the Company’s general and administrative costs for the next twelve months, and fund the work necessary to obtain permits, licenses and necessary approvals to commence exploration activities on the A10 Project, and as needed, for the La Loche Project. If the Company is successful in obtaining the permits, licenses and necessary approvals, it will require additional capital to carry out any additional exploration activities, and the funding may come through the exercising of outstanding warrants and/or through the raising of additional capital. In the interim, the Company is closely monitoring its cash balances and is minimizing its use of cash as much as possible.

The Company has incurred losses, and does not believe the Company has any tax liabilities for the years 2004 to 2008 inclusive. We have commissioned the preparation of the income tax returns and expect to have them completed and filed as soon as possible.

Critical Accounting Policies

Significant Accounting Policies - These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as at January 31, 2009, the results of its operations for the three month periods ended January 31, 2009 and 2008, and its cash flows for the three months ended January 31, 2009 and 2008.

The note disclosure requirements of annual consolidated financial statements provide additional disclosures to those required for interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended October 31, 2008 included in the Company’s 2008 Annual Report on Form 10-K, filed with the Securities Exchange Commission on February 20, 2009. The Company’s significant accounting policies are described in note 1 of the consolidated financial statements which are included in the Company’s 2008 Annual Report on Form 10-K.

Going Concern - These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a “going concern” basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company is in the process of exploring resource properties and has not yet determined whether the properties contain economically recoverable reserves. The Company has incurred operating losses and negative cash flows from its operating activities for the period ended January 31, 2009, and for the year ended October 31, 2008, and since inception.

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

New Accounting Pronouncements Adopted

FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value under US GAAP, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test, asset retirement obligations and nonfinancial assets acquired and liabilities assumed in a business combination. In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in an inactive market, and illustrates how an entity would determine fair value when the market for a financial asset is not active.

Adoption of this Standard includes increased disclosure such as:

-	The fair value measurements recorded during the period and the reasons for the measurements;
-

The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

-	For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs; and,
-

In annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes, if any, in the valuation technique(s) use to measure similar assets and/or liabilities in prior periods.

Effective November 1, 2008, the Company adopted SFAS 157 for financial assets and liabilities. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. See Note 7 for information and related disclosures.

Beginning November 1, 2009, the Company will adopt the provisions for nonfinancial assets and nonfinancial liabilities that are not required or permitted to be measured at fair value on a recurring basis, which include those measured at fair value in goodwill impairment testing, indefinite-lived intangible assets measured at fair value for impairment assessment, nonfinancial long-lived assets measured at fair value for impairment assessment, asset retirement obligations initially measured at fair value, and those initially measured at fair value in a business combination. The Company does not expect the provisions of SFAS No. 157 related to these items to have a material impact on our consolidated financial statements.

FASB Statement of Financial Accounting Standards No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement applies to all entities. Most of the provisions of this Statement apply only to entities that elect the fair value option. Entities electing the fair value option would be required to recognize changes in fair value in earnings and are required to distinguish on the face of the balance sheet the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The fair value option may be applied instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of SFAS. 157, “Fair Value Measurements”.

However, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates.

SFAS 159 was adopted by the Company on November 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The adoption of SFAS 159 on November 1, 2008 did not impact the Company’s consolidated financial position, results of operations, or cash flows. There are no assets or liabilities that the Company has chosen to measure at fair value other than short-term investments which it has already been measuring at fair value.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

Management has determined that there are no other new accounting pronouncements, other than those described in the Company’s Form 10-K at October 31, 2008, that will impact the Company.

Liquidity and Capital Resources

As of January 31, 2009, the combined companies had cash and cash equivalents on hand of $564,038 and short-term investments of $2,623,781.

Revenues

Neither we, nor Access have had any revenue since our respective inceptions.

Net Cash Used In Operating Activities

The Company used $194,127 on operating activities, including approximately $6,200 on exploration activities in the quarter, compared to $894,946 for the comparative quarter which included $471,271 of oil and gas exploration costs and increased costs compared to the current quarter.

Cash Flows from Investing Activities

Net cash used in investing activities for the quarter ended January 31, 2009 was $1,805,476, compared to net cash used in investing activities of $10,967 for the quarter ended January 31, 2008 and $6,023,694 for the period from inception on October 12, 2004 to January 31, 2009. The majority of the net cash used in investing activities for the quarter ended January 31, 2009 was the investment of cash into short-term investments with original maturities greater than three months.

 Cash Flows from Financing Activities

Cash used in financing activities for the quarter ended January 31, 2009 was $nil, as it was for the quarter ended January 31, 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

There are no significant changes to the Company’s contractual obligations other than those obligations under the ratified agreement with La Loche Clearwater Development Authority. See “The La Loche Project” above.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

While the Company’s reporting currency is U.S. dollars, the Company’s principal executive offices and its principal exploration property, the A10 Project, are located in Canada, and most of its contractual obligations are payable in Canadian dollars. For this reason, the Company is subject to Canada-U.S. exchange rate risk. The Company considers the amount of risk to be manageable and does not currently, nor is it likely in the foreseeable future to, conduct hedging to reduce its exchange rate risk. A hypothetical 10% increase in the value of one Canadian dollar expressed in U.S. dollars during the quarter ended January 31, 2009 would have caused an approximate $26,500 increase in the Company’s expenses for the quarter, and an equivalent decrease in the value of one Canadian dollar would have caused a $26,500 decrease in the Company’s expenses for the quarter. A hypothetical 10% increase in the value of one Canadian dollar expressed in U.S. dollars during the quarter ended January 31, 2009 would have caused an approximate $675,000 increase in the Company’s other comprehensive loss and a corresponding decrease in stockholders’ equity for the quarter, and an equivalent decrease in the value of one Canadian dollar would have caused a $675,000 decrease in the Company’s other comprehensive loss and a corresponding increase in stockholders’ equity for the quarter.

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

In efforts to address this material weakness, the Company has undertaken the following remedial actions: (i) providing additional training and education for our accounting staff with respect to U.S. GAAP; and (ii) consulting with external professional expertise on an earlier basis with respect to interpretation issues with U.S. GAAP.

PART II: OTHER INFORMATION

Item 1.   Legal Proceedings.

None.

Item 1A.   Risk Factors.

The Company’s risk factors have not changed materially from those set forth under the heading “Risk Factors and Uncertainties” in the Company’s most recent annual report on Form 10-K.

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