Form 10-Q/A
period 2008-04-30
BLACKSANDS PETROLEUM, INC.
filed 2009-05-07
CIK 1308137

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the Quarterly Period ended April 30, 2008

Commission File Number 000-51427

BLACKSANDS PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-1740044
(State of incorporation)	(I.R.S. Employer Identification No.)

Suite 2700, 401 Bay Street Toronto, Ontario, Canada M5H 2Y4

(Address of principal executive offices)

(416) 359-7805

(Registrant’s Telephone Number, including Area Code)

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

There were 44,854,700 shares of Common Stock outstanding as of June 13, 2008.

EXPLANATORY NOTES

This Form 10-Q for the period ended April 30, 2008 originally filed on June 16, 2008 (File No. 000-51427) has been amended to reflect comments and requests from the United States Securities and Exchange Commission (the “SEC”) and to correct the accounting treatment of costs which had been capitalized as Oil and Gas Property Costs and to expense them instead. The changes include the following:

•

Revised April 30, 2008 consolidated balance sheets, consolidated statements of operations, consolidated statement of changes in stockholders’ equity, and consolidated statements of cash flows, with related impacts on notes to financial statements;

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

Blacksands Petroleum, Inc.
(An Exploration Stage Enterprise)
Consolidated Balance Sheets

	(Unaudited) As of	(Audited) As of
	April 30, 2008	October 31, 2007
	(Restated – note 11)
A S S E T S

Current Assets
Cash held at bank	$4,698,546	$6,548,707
Cash held in attorney’s trust account	-	44,396
Prepaid expenses and deposits	34,806	20,634
Total Current Assets	4,733,352	6,613,737

Property and Equipment – net (note 2)	-	25,306
Oil and Gas property costs (note 3)	4,383,125	4,626,809
Total Capital Assets	4,383,125	4,652,115

Total Assets	$9,116,477	$11,265,852

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	$212,595	$589,855
Accounts payable to related parties (note 5)	164,495	275,022
Total Current Liabilities	377,090	864,877

Minority Interest	502.448	503,364
Total Liabilities	879,538	1,368,241

Stockholders’ Equity
Preferred Stock (note 4)	-	-
Common Stock (note 4)	74,855	74,855
Additional Paid-in-Capital	11,861,465	11,853,355
Treasury stock, at cost	(50,000)	(50,000)
Accumulated Comprehensive Loss	683,747	1,293,489
Deficit accumulated during the development stage	(4,333,128)	(3,274,088)
Total Stockholders’ Equity	8,236,939	9,897,611
Total Liabilities and Stockholders’ Equity	$9,116,477	$11,265,852

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Operations

					Unaudited From Inception (October 12, 2004) through April 30, 2008 (restated – note 11)
	Unaudited For the Six Months Ended April 30, 2008 (restated – note 11)	Unaudited For the Six Months Ended April 30, 2007	Unaudited For the Three Months Ended April 30, 2008 (restated – note 11)	Unaudited For the Three Months Ended April 30, 2007

Revenues:
Revenue	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

Expenses:
Professional Fees	261,545	209,792	119,666	65,263	1,193,615
Loss on sale of fixed assets	12,588	-	12,588	-	14,084
Management fees	172,877	25,993	83,136	13,098	356,634
Depreciation	3,076	4,006	1,538	2,059	13,643
Office and Administration	100,586	56,906	44,271	26,982	382,111
Exploration expenses (note 11)	909,749	1,124,029	438,478	1,124,029	2,682,230
Total Expenses	1,460,421	1,420,726	699,677	1,231,431	4,642,317
Net loss from Operations	(1,460,421)	(1,420,726)	(699,677)	(1,231,431)	(4,642,317)

Other Income and Expenses:
Interest Income	85,018	238,260	32,434	117,440	626,530
Funding on behalf of minority
stockholder	(269,171)	-	(269,171)		(530,827)
Gain (loss) from Currency Transaction	315,447	1,238	36,794	(171)	251,350
Net Loss before Taxes	(1,329,127)	(1,181,228)	(899,620)	(1,114,162)	(4,797,964)

Provision for Income Taxes:
Income Tax Benefit	-	-	-	-	-
Net Loss before minority interest	(1,329,127)	(1,181,228)	(899.620)	(1,114,162)	(4,797,964)
Minority Interest	270,087	-	126,439	-	464,836

Net Loss for the period	$(1,059,040)	$(1,181,228)	$(773,181)	$(1,114,162)	$(4,333,128)

Other Comprehensive Income (Loss)	$475,274	$(2,520)	$43,129	$8,796	$818,215

Total Comprehensive Loss	$(1,534,314)	$(1,183,748)	$(816,320)	$(1,105,366)	$(3,514,913)

Basic and Diluted Loss Per Common Share	$(0.02)	$(0.03)	$(0.02)	$(0.02)	$(0.08)
Weighted Average number of Common Shares used in per share calculations	44,854,700	45,849,175	44,854,700	44,854,700	51,936,652

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Shares	Par Value $0.001	Additional Paid-In Capital	Treasury Stock	Other Compre-hensive Income	Deficit Accumulated During Development Stage	Stockholders’ Equity

Balance – October 12, 2004 - (inception)	-	$ -	$ -	$ -	$ -	$ -	$ -
Stock issued for cash -
October 12, 2004 (1)	30,000,000	30,000	(25,000)	-	-	-	5,000
Foreign Currency Translation Adjustment	-	-	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-
Balance – October 31, 2004	30,000,000	30,000	(25,000)	-	(5)	-	4,995
Stock issued for cash -
March 4, 2005 (1)	33,000,000	33,000	22,000	-	-	-	55,000
Foreign Currency Translation Adjustment	-	-	-	-	(2,787)	-	(2,787)
Net Loss	-	-	-	-	-	(13,780)	(13,780)
Balance – October 31, 2005	63,000,000	63,000	(3,000)	-	(2,792)	(13,780)	43,428
Equity Compensation -
Granted August 1, 2006	-	-	21,620	-	-	-	21,620
Deferred equity compensation	-	-	(18,918)	-	-	-	(18,918)
Stock issued for cash -
August 10, 2006	10,854,700	10,855	10,843,845	-	-	-	10,854,700
Stock issued on conversion of Debentures -
August 10, 2006	1,000,000	1,000	999,000	-	-	-	1,000,000
Foreign Currency Translation Adjustment	-	-	-	-	496	-	496
Net Loss	-	-	-	-	-	(308,798)	(308,798)
Balance – October 31, 2006	74,854,700	74,855	11,842,547	-	(2,296)	(322,578)	11,592,528
Stock repurchased for cash-
November 6, 2006	(30,000,000)	-	-	(50,000)	-	-	(50,000)
Equity compensation expensed	-	-	10,808	-	-	-	10,808
Foreign Currency Translation Adjustment	-	-	-	-	1,295,785	-	1,295,785
Net Loss	-	-	-	-	-	(2,951,510))	(2,951,510)
Balance – October 31, 2007	44,854,700	74,855	11,853,355	(50,000)	1,293,489	(3,274,088)	9,897,611
Equity compensation expensed	-	-	8,110	-	-	-	8,110
Foreign Currency Translation Adjustment (restated – note 11)	-	-	-	-	(609,742)		(609,742)
Net Loss (restated – note 11)	-	-	-	-		(1,059,040)	(1,059,040)
Balance – April 30, 2008 (restated)	44,854,700	$ 74,855	$ 11,861,465	$ (50,000)	$ 683,747	$ (4,333,128)	$ 8,236,939

(1) On May 6, 2006, the Company declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record date for the stock split was June 21, 2006. The stock split has been recorded retroactively.

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Cash Flows

	(Unaudited) November 1, 2007 Through April 30, 2008	(Unaudited) November 1, 2006 Through April 30, 2007	(Unaudited) From Inception (October 12, 2004) Through April 30, 2008

	(Restated – note 11)		(Restated – note 11)
Cash Flows from Operating Activities:
Net Loss	$(1,059,040)	$(1,182,228)	$(4,333,128)
Adjustments to reconcile net loss to
net cash used in operating activities:
Minority interest	(270,087)	-	(203,180)
Foreign Currency Income (loss)	-	(2,520)	614,221
Equity compensation expense	8,110	5,404	21,620
Loss on abandoned fixed assets	12,588	-	14,084
Office Equipment and Furniture: Depreciation	3,076	4,006	13,643
Changes in Operating assets and liabilities:
Prepaid expenses and deposits	(14,172)	(24,525)	(34,806)
Exclusivity agreement deposit	-	(90,080)	-
Rent Deposit	-	(116)	-
Accounts payable and accrued liabilities	(377,260)	1,068,581)	212,595
Accounts payable to related party	(110,527)	26	164,495
Net Cash Used in Operating Activities	(1,807,312)	(220,452)	(3,530,456)

Cash Flows from Investing Activities:
Purchase of subsidiary, net of cash of subsidiary	-	-	(3,049,148)
Oil and gas property costs during period	(43,125)	-	(118,253)
Funds (to) from cash in escrow	-	-	(44,396)
Proceeds on disposal of property and equipment	9,642	-	9.642
Purchase of property and equipment	-	(2,104)	(37,369)
Net Cash Used in Investing Activities	(33,483)	(2,104)	(3,239,524)

Cash Flows from Financing Activities:
Repurchase of stock	-	(50,000)	(50,000)
Issue of convertible debentures	-	-	1,000,000
Sales of Common Stock	-	-	10,914,700
Net Cash (Used in) Provided by Financing Activities	-	(50,000)	11,864,700
Effect of exchange on cash	(9,366)	-	(396,174)
Net (Decrease) Increase in Cash	(1,850,161)	(272,556)	4,698,546
Cash Balance, Beginning of Period	6,548,707	11,647,845	-
Cash Balance, End of Period	$4,698,546	$11,375,289	$4,698,546

Supplemental Disclosures:
Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-
Non-cash financing activities:
Conversion of debentures into stock and warrants	$-	$-	$1,000,000

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

Concentration of credit risks - The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 and by Canada Deposit Insurance Corporation (“CDIC”) up to Cdn$100,000. During period ended April 30, 2008, the Company has maintained bank balances exceeding the FDIC and CDIC insurance limits. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period ended April 30, 2008, 14,054,700 options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the period from November 1, 2005 to October 31, 2006, there were 13,054,700 options and warrants excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Comprehensive income (loss) – The Company’s funds at April 30, 2008 and at October 31, 2007 were held in Canadian and U.S. Dollar bank accounts, and trust and escrow accounts maintained by the Company’s lawyers in U.S. Dollars. Foreign currency translation gains for the period ended April 30, 2008 amounted to $315,447. Foreign currency translation losses for the period ended April 30, 2007 were $1,238. Total foreign currency translation losses from October 12, 2004 to April 30, 2008 were $251,350. See note 7 regarding comprehensive income.

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses and deposits, accounts payable and accrued expenses approximate fair value at April 30, 2008 and October 31, 2007 because of the relatively short maturity of the instruments.

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

Capital Contributions – Under the Stockholders Agreement, the Company is required to fund the operations of Access until Access is self-sustaining. These advances are treated as intercompany accounts receivable and accounts payable, and are eliminated in consolidation. When the cash advanced is used or committed by Access, 25%, representing the value on behalf of the minority stockholder, is expensed in the operations of the Company.

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

2.	PROPERTY AND EQUIPMENT

The Company owned the following office equipment and furniture:

	April 30, 2008			October 31, 2007
	Cost	Accumulated depreciation	Net book Value	Net book Value
Furniture and fixtures	$ -	$ -	$ -	$ 14,416
Office equipment	-	-	-	10,890
	$ -	$ -	$ -	$ 25,306

Depreciation expense amounted to $1,538 and $2,059 for the quarters ended April 30, 2008 and 2007, respectively. During the quarter ended April 30, 2008, the Company sold the furniture and equipment in its Calgary office following the relocation of its Head Office to Toronto.

3.	OIL AND GAS PROPERTY COSTS

In the six months ended April 30, 2008 and in the year ended October 31, 2007, the Company incurred property acquisition costs as follows:

	Six months Ended	Year Ended
	April 30, 2008	October 31, 2007

Balance, beginning of period	$ 4,626,809	$ -

Acquisition cost allocated to oil & gas property costs on payment on August 3, 2007 to Access Energy Inc.	-	4,058,979

Exchange adjustments	(286,809)	492,702

Costs incurred for the year (2007 – for the period from August 3, 2007 to October 31, 2007)	43,125	75,128
	(243,684)	4,626,809

Balance, end of year	$ 4,383,125	$ 4,626,809

During the year ended October 31, 2007, the Company spent funds to evaluate and to acquire properties with oil and gas potential in northern Saskatchewan and northern Alberta. During the six months ended April 30, 2008, the Company incurred additional costs evaluating these properties, and made payments contemplated in the acquisition agreements.

On November 3, 2006, Access entered into a joint venture agreement (“JV Agreement”), which was amended on May 9, 2007 and on March 17, 2008, and on May 24, 2007, Access entered into an Impact/Benefit Agreement with the Buffalo River Dene Nation (“BRDN”) which was amended on March 17, 2008, to explore and develop its traditional lands in northern Saskatchewan and Alberta.

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

As at April 30, 2008, the Company had paid or accrued a total of approximately Cdn$1,728,000 (approximately US$1,716,000) to the BRDN and is committed to further payments totalling in the aggregate of approximately Cdn$25,000,000 over the term of the agreement.

4.	STOCKHOLDERS’ EQUITY

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

Issued:

	Number of Shares	Par Value	Additional Paid in Capital	Treasury Stock

October 12, 2004 - Issued for cash	30,000,000	$ 30,000	$ -	$ -
March 2005 - Issued for cash	33,000,000	33,000	22,000	-
Balance October 31, 2005	63,000,000	63,000	22,000	-
August 9, 2006 – Issued for cash	10,854,700	10,855	10,843,845	-
August 9, 2006 – On conversion of
Convertible Debentures	1,000,000	1,000	999,000	-
Balance, October 31, 2006	74,854,700	$ 74,855	$ 11,864,845	$ -
Repurchase of stock for cash – November. 6, 2006	(30,000,000)	-	-	(50,000)
Balance, October 31, 2007 and April 30, 2008	44,854,700	$ 74,855	$ 11,864,845	$ (50,000)

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

The Board of Directors approved a revised stock option plan on February 15, 2008. The revised stock option plan is subject to regulatory and stockholder approvals.

Also on February 15, 2008, the Board of Directors approved the grant of 2,200,000 stock options to officers, directors and consultants of the Company. These options are exerciseable at $1.90 per share for a term of five years, subject to necessary approvals, and have the following vesting provisions:

•	991,666 options vested immediately;
•	604,166 options vest when the stock price trades at or above $2.50 for ten consecutive trading days; and,
•	604,168 options vest when the stock price trades at or above $3.00 for ten consecutive trading days.

As at April 30, 2008, other than those approved for granting subject to necessary approvals, on February 25, 2008, the Company has issued no other options or entered into stock option agreements with any other persons.

As there is no certainty that the stockholders will approve the revised stock option plan, there has been no expense recorded as stock-based compensation relating to these options.

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

1        On October 31, 2007, the Company cancelled 500,000 options granted to Mr. Darren Stevenson as part of the termination of his employment agreement as President and CEO. In April 2008, 500,000 options granted to Mr. Stevenson and vested have expired.

2        Excludes the options approved for granting, subject to necessary approvals, to directors, officers and consultants on February 15, 2008.

6.	STOCK OPTIONS (continued)

A summary of the Company’s stock warrant activity and related information for the quarters ended January 31, 2008 and 2007 is as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at October 31, 2006	12,054,700	$2.98
Granted – August 3, 2007	1,500,000	$2.00
Outstanding at October 31, 2007	13,554,700	$2.87
Cancelled – February 2008	(200,000)	$2.00
Outstanding at April 30, 2008	13,354,700	$2.89

7.	COMPREHENSIVE INCOME

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

10.	ACQUISITION OF ACCESS ENERGY INC. (“ACCESS”) (continued)

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

The Company filed an amended Form 10-KSB for the year ended October 31, 2007 on February 20, 2009, and an amended Form 10-Q for the quarter ended January 31, 2008 on March 19, 2009.

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

The Company filed an amended Form 10-KSB for the year ended October 31, 2007 on February 20, 2009, and an amended Form 10-Q on March 19, 2009.

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

We incurred total operating expenses of $1,460,221 for the six months ended April 30, 2008, as compared to total operating expenses of $1,420,726 for the six months ended April 30, 2007. During the six months ended April 30, 2007, we purchased certain two dimensional seismic data, which relates to approximately 750 kilometers of land in northern Saskatchewan and Alberta where the Company intends to explore deposits of oil sands for $1,124,029. These costs were expensed as exploration expenses. Our exploration expenses during the six months ended April 30, 2008 were $909,749 which included payments of obligations of Access Energy in the period. The increase in our other expenses was principally due to our ceasing to be a “shell company” and our commencement of operations. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports as well as the management fees paid to Coniston Investment Corp. (“Coniston”) of approximately $136,200 and Directors’ fees of approximately $36,667. The operating expenses include professional fees of $261,545 for the six months ended April 30, 2008 incurred in connection with filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters as compared with professional fees of $209,792 for the six months ended April 30, 2007. The office and administration expenses of $100,856 for the six months ended April 30, 2008 include rent, travel, telephone and other office expenses as compared to office and administration expenses of $56,906 for the six months ended April 30, 2007.

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

Our total comprehensive loss for the six months ended April 30, 2008 was $1,534,314, as compared to total comprehensive loss of $1,183,748 for the six months ended April 30, 2007, and a total comprehensive loss of $3,514,913 from inception on October 12, 2004 to April 30, 2008.

Net cash used in investing activities for the six months ended April 30, 2008 was $33,483, as compared to $2,104 for the six months ended April 30, 2007 and $3,239,524 for the period from inception on October 12, 2004 to April 30, 2008. There was no cash used by or provided from financing activities during the six months ended April 30, 2008. Cash used by financing activities for the six months ended April 30, 2007 was $50,000, resulting from our repurchase of 30,000,000 shares of common stock from Mr. Stevenson on November 6, 2006.

We are still in the exploration stage and have generated no revenues to date.

Selected Consolidated Financial Information

	April 30, 2008	October 31, 2007
Current Assets	$ 4,733,352	$ 6,613,737
Total Assets	9,116,477	11,265,852
Current Liabilities	377,090	864,877
Stockholders’ Equity	8,236,939	9,897,611

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

Our stockholders’ equity at April 30, 2008 was $8,236,939.

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

1 On November 1, 2005,Access entered into an agreement with Coniston to provide management, consulting and advisory services to Access (the “Services”). These services include assisting Access in negotiating joint venture agreements, assisting in the formation of a team of technical experts, and other consulting and advisory services as required by Access from time to time. The agreement automatically renews for consecutive one-year terms unless terminated by either party in writing.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

While the Company’s reporting currency is U.S. dollars, the Company’s principal executive offices and its principal exploration property, the A10 Project, are located in Canada, and most of its contractual obligations are payable in Canadian dollars. For this reason, the Company is subject to Canada-U.S. exchange rate risk. The Company considers the amount of risk to be manageable and does not currently, nor is it likely in the foreseeable future to, conduct hedging to reduce its exchange rate risk. A hypothetical 10% increase in the value of one Canadian dollar expressed in U.S. dollars during the six months ended April 30, 2008 would have caused an approximate $102,000 increase in the Company’s expenses for the six months, and an equivalent decrease in the value of one Canadian dollar would have caused a $102,000 decrease in the Company’s expenses for the six months. A hypothetical 10% increase in the value of one Canadian dollar expressed in U.S. dollars during the six months ended April 30, 2008 would have caused an approximate $586,000 increase in the Company’s other comprehensive loss and a corresponding decrease in stockholders’ equity for the period, and an equivalent decrease in the value of one Canadian dollar would have caused a $586,000 decrease in the Company’s other comprehensive loss and a corresponding increase in stockholders’ equity for the period.

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

There were no changes in our internal control over financial reporting during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 6, 2009	BLACKSANDS PETROLEUM, INC. By: /s/ Paul A. Parisotto _______________________________________________ Name: Paul A. Parisotto Title: Chief Executive Officer (Principal Executive Officer)

BLACKSANDS PETROLEUM, INC. By: /s/ Rick Wilson _______________________________________________ Name: Rick Wilson Title: Chief Financial Officer (Principal Financial Officer)