Form 10-Q/A
period 2008-07-31
BLACKSANDS PETROLEUM, INC.
filed 2009-05-07
CIK 1308137

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

There were 44,854,700 shares of Common Stock outstanding as of September 12, 2008.

EXPLANATORY NOTES

This Form 10-Q for the period ended July 31, 2008 originally filed on September 15, 2008 (File No. 000-51427) has been amended to reflect comments and requests from the United States Securities and Exchange Commission (the “SEC”) and to correct the accounting treatment of costs which had been capitalized as Oil and Gas Property Costs and to expense them instead. The changes include the following:

•

Revised July 31, 2008 consolidated balance sheets, consolidated statements of operations, consolidated statement of changes in stockholders’ equity, and consolidated statements of cash flows, with related impacts on notes to financial statements;

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

Blacksands Petroleum, Inc.
(An Exploration Stage Enterprise)
Consolidated Balance Sheets

	(Unaudited) As of	(Audited) As of
	July 31, 2008	October 31, 2007
	(Restated – note 12)
A S S E T S

Current Assets
Cash held at bank	$4,338,989	$6,548,707
Cash held in attorney’s trust account	-	44,396
Accounts receivable	6,311	-
Prepaid expenses and deposits	22,442	20,634
Total Current Assets	4,367,742	6,613,737

Property and Equipment – net (note 2)	-	25,306
Oil and Gas property costs (note 3)	4,331,470	4,626,809
Total Capital Assets	4,331,470	4,652,115

Total Assets	$8,699,212	$11,265,852

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current Liabilities
Accounts payable and accrued liabilities	$110,107	$589,855
Accounts payable to related parties (note 5)	173,249	275,022
Total Current Liabilities	283,356	864,877

Minority Interest	513,473	503,364
Total Liabilities	796,829	1,368,241

Stockholders’ Equity
Preferred Stock (note 4)	-	-
Common Stock (note 4)	74,855	74,855
Additional Paid-in-Capital	11,861,465	11,853,355
Treasury stock, at cost	(50,000)	(50,000)
Accumulated Comprehensive Loss	542,252	1,293,489
Deficit accumulated during the development stage	(4,526,189)	(3,274,088)
Total Stockholders' Equity	7,902,383	9,897,611
Total Liabilities and Stockholders' Equity	$8,699,212	$11,265,852

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Operations

					Unaudited From Inception (October 12, 2004) through July 31, 2008 (restated – note 12)
	Unaudited For the Nine Months Ended July 31, 2008 (restated – note 12)	Unaudited For the Nine Months Ended July 31, 2007	Unaudited For the Three Months Ended July 31, 2008 (restated – note 12)	Unaudited For the Three Months Ended July 31, 2007

Revenues:
Revenue	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

Expenses:
Professional Fees	352,601	421,363	91,056	211,571	1,284,671
Loss on sale of fixed assets	12,588	-	-	-	14,084
Management fees	251,732	40,083	78,855	14,091	435,489
Depreciation	3,076	6,065	-	2,059	13,643
Office and Administration	135,277	95,526	34,691	38,619	416,802
Exploration expenses (note 11)	919,183	1,129,401	9,434	5,372	2,691,664
Total Expenses	1,674,457	1,692,438	214,036	271,712	4,856.353
Net loss from Operations	(1,647,457)	(1,692,438)	(214,036)	(271,712)	(4,856,353)

Other Income and Expenses:
Interest Income	117,539	351,450	32,521	113,190	659,051
Funding on behalf of minority
stockholder	(306,649)	-	(37,478)	-	(568,305)
Gain (loss) from Currency Transaction	314,926	(2,717)	(521)	(3,955)	(251,871)
Net Loss before Taxes	(1,548,641)	(1,343,705)	(219,514)	(162,477)	(5,017,478)

Provision for Income Taxes:
Income Tax Benefit	-	-	-	-	-
Net Loss before minority interest	(1,548,641)	(1,343,705)	(219,514)	(162,477)	(5,017,478)
Minority Interest	296,540	-	26,453	-	491,289

Net Loss for the period	$(1,252,101)	$(1,343,705)	$(193,061)	$(162,477)	$(4,526,189)

Other Comprehensive Income (Loss)	$(634,250)	$(7,719)	$284,247	$(5,199)	$659,239

Total Comprehensive Loss	$(1,886,351)	$(1,351,424)	$(91,186)	$(167,676)	$(3,866,950)

Basic and Diluted Loss Per Common Share	$(0.03)	$(0.03)	$(0.00)	$(0.00)	$(0.09)
Weighted Average number of Common Shares used in per share calculations	44,854,700	45,514,041	44,854,700	44,854,700	51,467,581

See accompanying notes to Consolidated Financial Statements

Blacksands Petroleum, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Shares	Par Value $0.001	Additional Paid-In Capital	Treasury Stock	Other Compre-hensive Income	Deficit Accumulated During Development Stage	Stockholders’ Equity

Balance – October 12, 2004 - (inception)	-	$ -	$ -	$ -	$ -	$ -	$ -
Stock issued for cash -
October 12, 2004 (1)	30,000,000	30,000	(25,000)	-	-	-	5,000
Foreign Currency Translation Adjustment	-	-	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-
Balance – October 31, 2004	30,000,000	30,000	(25,000)	-	(5)	-	4,995
Stock issued for cash -
March 4, 2005 (1)	33,000,000	33,000	22,000	-	-	-	55,000
Foreign Currency Translation Adjustment	-	-	-	-	(2,787)	-	(2,787)
Net Loss	-	-	-	-	-	(13,780)	(13,780)
Balance – October 31, 2005	63,000,000	63,000	(3,000)	-	(2,792)	(13,780)	43,428
Equity Compensation -
Granted August 1, 2006	-	-	21,620	-	-	-	21,620
Deferred equity compensation	-	-	(18,918)	-	-	-	(18,918)
Stock issued for cash -
August 10, 2006	10,854,700	10,855	10,843,845	-	-	-	10,854,700
Stock issued on conversion
of Debentures -
August 10, 2006	1,000,000	1,000	999,000	-	-	-	1,000,000
Foreign Currency Translation Adjustment	-	-	-	-	496	-	496
Net Loss	-	-	-	-	-	(308,798)	(308,798)
Balance – October 31, 2006	74,854,700	74,855	11,842,547	-	(2,296)	(322,578)	11,592,528
Stock repurchased for cash-
November 6, 2006	(30,000,000)	-	-	(50,000)	-	-	(50,000)
Equity compensation expensed	-	-	10,808	-	-	-	10,808
Foreign Currency Translation Adjustment	-	-	-	-	1,295,785	-	1,295,785
Net Loss	-	-	-	-	-	(2,951,510))	(2,951,510)
Balance – October 31, 2007	44,854,700	74,855	11,853,355	(50,000)	1,293,489	(3,274,088)	9,897,611
Equity compensation expensed	-	-	8,110	-	-	-	8,110
Foreign Currency Translation Adjustment (restated – note 12)	-	-	-	-	(751,237)		(751,237)
Net Loss (restated – note 12)	-	-	-	-		(1,252,101)	(1,252,101)
Balance – July 31, 2008 (restated)	44,854,700	$ 74,855	$ 11,861,465	$ (50,000)	$ 542,252	$ (4,526,189)	$ (7,902,383)

(1) On May 6, 2006, the Company declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record date for the stock split was June 21, 2006. The stock split has been recorded retroactively.

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.
(An Exploration Stage Enterprise)
Consolidated Statements of Cash Flows

	(Unaudited) November 1, 2007 Through July 31, 2008	(Unaudited) November 1, 2006 Through July 31, 2007	(Unaudited) From Inception (October 12, 2004) Through July 31, 2008

	(Restated – note 12)		(Restated – note 12)
Cash Flows from Operating Activities:
Net Loss	$(1,252,101)	$(1,343,705)	$(4,526,189)
Adjustments to reconcile net loss to
net cash used in operating activities:
Minority interest	(296,540)	-	(229,633)
Foreign Currency Income (loss)	-	(7,719)	614,221
Equity compensation expense	8.110	8,106	21,620
Loss on abandoned fixed assets	12,588	-	14,084
Office Equipment and Furniture: Depreciation	3,076	6,065	13,643
Changes in Operating assets and liabilities:
Prepaid expenses and deposits	(1,808)	(20,846)	(22,442)
Exclusivity agreement deposit	-	(93,740)	-
Accounts receivable and rent deposit	(6,311)	(522)	(6,311)
Accounts payable and accrued liabilities	(479,748)	75,326	110,107
Accounts payable to related party	(101,773)	11,504	173,249
Net Cash Used in Operating Activities	(2,114,507)	(1,365,531)	(3,837,651)

Cash Flows from Investing Activities:
Purchase of subsidiary, net of cash of subsidiary	-	-	(3,049,148)
Oil and gas property costs during period	(63,757)	-	(138,885)
Loan to Access Energy Inc.	-	(234,350)	-
Funds (to) from cash in escrow	-	-	(44,396)
Proceeds on disposal of property and equipment	9,642	-	9.642
Purchase of property and equipment	-	(2,105)	(37,369)
Net Cash Used in Investing Activities	(54,115)	(236,455)	(3,260,156)

Cash Flows from Financing Activities:
Repurchase of stock	-	(50,000)	(50,000)
Issue of convertible debentures	-	-	1,000,000
Sales of Common Stock	-	-	10,914,700
Net Cash (Used in) Provided by Financing Activities	-	(50,000)	11,864,700
Effect of exchange on cash	(41,096)	-	(427,904)
Net (Decrease) Increase in Cash	(2,209,718)	(1,651,986)	4,338,989
Cash Balance, Beginning of Period	6,548,707	11,647,845	-
Cash Balance, End of Period	$4,338,989	$9,995,859	$4,338,989

Supplemental Disclosures:
Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-
Non-cash financing activities:
Conversion of debentures into stock and warrants	$-	$-	$1,000,000

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

Concentration of credit risks - The Company’s cash and cash equivalents accounts are held at financial institutions and are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000 and by Canada Deposit Insurance Corporation (“CDIC”) up to Cdn$100,000. During period ended July 31, 2008, the Company has maintained bank balances exceeding the CDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the period ended July 31, 2008, 14,054,700 options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the period from November 1, 2005 to October 31, 2006, there were 13,054,700 options and warrants excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Comprehensive income (loss) – The Company’s funds at July 31, 2008 and at October 31, 2007 were held in Canadian and U.S. Dollar bank accounts, and at October 31, 2007, also in trust and escrow accounts maintained by the Company’s lawyers in U.S. Dollars. Foreign currency translation gains for the period ended July 31, 2008 amounted to $314,926. Foreign currency translation losses for the period ended July 31, 2007 were $2,717. Total foreign currency translation losses from October 12, 2004 to July 31, 2008 were $251,871. See note 7 regarding comprehensive income.

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, prepaid expenses and deposits, accounts payable and accrued expenses approximate fair value at July 31, 2008 and October 31, 2007 because of the relatively short maturity of the instruments.

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

3.	OIL AND GAS PROPERTY COSTS

In the nine months ended July 31, 2008 and in the year ended October 31, 2007, the Company incurred property acquisition costs as follows:

	Nine Months Ended	Year Ended
	July 31, 2008	October 31, 2007

Balance, beginning of period	$ 4,626,809	$ -

Acquisition cost allocated to oil & gas property costs on payment on August 3, 2007 to Access Energy Inc.	-	4,058,979

Exchange adjustments	(359,096)	492,702

Costs incurred for the year (2007 – for the period from August 3, 2007 to October 31, 2007)	63,757	75,128
	(259,339)	4,626,809

Balance, end of year	$ 4,331,470	$ 4,626,809

During the year ended October 31, 2007, the Company spent funds to evaluate and to acquire properties with oil and gas potential in northern Saskatchewan and northern Alberta. During the nine months ended July 31, 2008, the Company incurred additional costs evaluating these properties, and made payments contemplated in the acquisition agreements.

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

As at July 31 2008, the Company had paid or accrued a total of approximately Cdn$2,098,500 (approximately US$2,049,500) to the BRDN and is committed to further payments totalling in the aggregate of approximately Cdn$25,000,000 over the term of the agreement.

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

4.	STOCKHOLDERS’ EQUITY (continued)

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

As at July 31, 2008, other than those approved for granting subject to necessary approvals, the Company has issued no other options or entered into stock option agreements with any other persons.

As there is no certainty that the stockholders will approve the revised stock option plan, there has been no expense recorded as stock-based compensation relating to these options.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 31, 2005	-	-
Granted	1,000,000	$2.00
Exercised	-	-
Cancelled	-	-
Outstanding at October 31, 2006	1,000,000	$2.00
Granted	-	-
Exercised	-	-
Cancelled	(500,000)[1]	$2.00
Outstanding at October 31, 2007	500,000	$2.00
Expired	(500,000)[1]	$2.00
Outstanding at July 31, 2008[2]	-	-

[1] On October 31, 2007, the Company cancelled 500,000 options granted to Mr. Darren Stevenson as part of the termination of his employment agreement as President and CEO. In April 2008, 500,000 options granted to Mr. Stevenson and vested have expired.

[2] Excludes the options approved for granting, subject to necessary approvals, to directors, officers and consultants on February 15, 2008.

6.	STOCK OPTIONS (continued)

A summary of the Company’s stock warrant activity and related information for the quarters ended July 31, 2008 and 2007 is as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at October 31, 2006	12,054,700	$2.98
Granted – August 3, 2007	1,500,000	$2.00
Outstanding at October 31, 2007	13,554,700	$2.87
Expired – February 2008	(200,000)	$2.00
Outstanding at July 31, 2008	13,354,700	$2.89

7.	COMPREHENSIVE INCOME

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

We incurred total operating expenses of $1,674,457 for the nine months ended July 31, 2008, as compared to total operating expenses of $1,692,438 for the nine months ended July 31, 2007. During the nine months ended July 31, 2007, we purchased for $1,124,029 certain two-dimensional seismic data, which relates to approximately 750 kilometers of land in northern Saskatchewan and Alberta where the Company intends to explore deposits of oil sands through its subsidiary Access. These costs were expensed as exploration expenses. Our exploration expenses during the nine months ended July 31, 2008 were $919,183. The increase in our other expenses was principally due to our ceasing to be a “shell company” and our commencement of operations. These expenses consisted of general operating expenses incurred in connection with the day-to-day operation of our business and the preparation and filing of our periodic reports as well as the management fees paid to Coniston Investment Corp. (“Coniston”) of $200,085 and Directors’ fees of $51,667. The operating expenses include professional fees of $352,601 for the nine months ended July 31, 2008 incurred in connection with filing of periodic reports, SEC compliance filings, audit and accounting fees and general corporate matters as compared with professional fees of $421,363 for the nine months ended July 31, 2007. The office and administration expenses of $135,277 for the nine months ended July 31, 2008 include rent, travel, telephone and other office expenses as compared to office and administration expenses of $95,526 for the nine months ended July 31, 2007.

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

Our total comprehensive loss for the nine months ended July 31, 2008 was $1,886,351, as compared to total comprehensive loss of $1,351,424 for the nine months ended July 31, 2007, and a total comprehensive loss of $3,866,950 from inception on October 12, 2004 to July 31, 2008.

Net cash used in investing activities for the nine months ended July 31, 2008 was $54,115, as compared to $236,455 for the nine months ended July 31, 2007 and $3,260,156 for the period from inception on October 12, 2004 to July 31, 2008. There was no cash used by or provided from financing activities during the nine months ended July 31, 2008. Cash used by financing activities for the nine months ended July 31, 2007 was $50,000, resulting from our repurchase of 30,000,000 shares of common stock from Mr. Stevenson on November 6, 2006.

We are still in the exploration stage and have generated no revenues to date.

Selected Consolidated Financial Information

	July 31, 2008	October 31, 2007
Current Assets	$ 4,367,742	$ 6,613,737
Total Assets	8,699,212	11,661,902
Current Liabilities	283,356	864,877
Stockholders’ Equity	7,902,383	10,157,429

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

Our stockholders’ equity at July 31, 2008 was $7,902,383.

On February 15, 2008, the Board of Directors approved an advance of approximately Cdn$2,258,000 (US$2,264,829) to Access for its working capital requirements. This advance is treated as an intercompany receivable until it is spent or committed to be spent by Access, at which time, 25% of the amount spent or committed is expensed as funding on behalf of the minority shareholder of Access.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Table of Contractual Obligations

	Payment due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations[1]	$112,798	$32,228	$64,456	16,114	-
Purchase obligations[2]	$53,479	$53,479	-	-	-
Total	$166,277	$85,707	$64,456	$16,114	-

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

While the Company’s reporting currency is U.S. dollars, the Company’s principal executive offices and its principal exploration property, the A10 Project, are located in Canada, and most of its contractual obligations are payable in Canadian dollars. For this reason, the Company is subject to Canada-U.S. exchange rate risk. The Company considers the amount of risk to be manageable and does not currently, nor is it likely in the foreseeable future to, conduct hedging to reduce its exchange rate risk. A hypothetical 10% increase in the value of one Canadian dollar expressed in U.S. dollars during the nine months ended July 31, 2008 would have caused an approximate $48,000 increase in the Company’s expenses for the quarter, and an equivalent decrease in the value of one Canadian dollar would have caused a $48,000 decrease in the Company’s expenses for the six months. A hypothetical 10% increase in the value of one Canadian dollar expressed in U.S. dollars during the nine months ended July 31, 2008 would have caused an approximate $555,000 increase in the Company’s other comprehensive loss and a corresponding decrease in stockholders’ equity for the quarter, and an equivalent decrease in the value of one Canadian dollar would have caused a $555,000 decrease in the Company’s other comprehensive loss and a corresponding increase in stockholders’ equity for the quarter.

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