Form 10-K/A
period 2008-10-31
BLACKSANDS PETROLEUM, INC.
filed 2009-05-29
CIK 1308137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2008
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________

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

i

EXPLANATORY NOTES

This Form 10-K for the year ended October 31, 2008 originally filed on February 20, 2009 (File No. 000-51427) has been amended to correct omissions in the original filing as follows:

•

The Report of the Independent Registered Public Accounting Firm has been updated to clarify that the Independent Registered Public Accounting Firm was not engaged to perform an audit of the Company’s internal control over financial reporting in the scope paragraph. Also, the opinion paragraph has been updated to include the period of October 12, 2004 (inception) to October 31, 2008;

•

Additions of the subsequent events to the; MD&A, note 12 (subsequent events) to the consolidated financial statements which resulted in dual dating of the Report of the Independent Registered Public Accounting Firm;

•	Expanded disclosure to the Critical Accounting Policies - Oil and Gas Property Costs in the MD&A; and
•	Amending the wording of the introductory paragraph 4 of the certifications included as Exhibits 31.1 and 31.2.

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

On May 9, 2007, Access and the BRDDC executed an amendment (“Amendment”) (incorporated by reference as Exhibit 10.5) to the Joint Venture Agreement (incorporated by reference as Exhibit 10.1), and further amended it on March 17, 2008, (incorporated by reference as Exhibit 10.5.1) which granted Access exclusive, enforceable rights to access the BRDN’s land for the purpose of oil and gas exploration and development.

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

Access’ Property

The A10 Project

The initial exploration project is named “A10 Project” and lies on a portion of the land controlled by the BRDN subject to Treaty 10 (“Treaty 10”) in western Saskatchewan on the border with Alberta (the “Project Land”). The BRDN is a party to Treaty 10 with Her Majesty the Queen in the Right of Canada (the “Crown”) which recognizes lands and water belonging to the BRDN whose territory is situated partly in the Province of Saskatchewan and partly in the Province of Alberta. Upon entering into Treaty 10, the BRDN did not cede, release, surrender or yield to the Crown any or all rights, titles and privileges whatsoever to the BRDN’s traditional territories. Lands and waters described in Treaty 10 form a part of the traditional territories of the BRDN. Access signed the Joint Venture Agreement with the BRDDC on November 3, 2006 (subsequently amended on May 18, 2007 and March 17, 2008) granting Access exclusive access to the land. A copy of this agreement is incorporated by reference as Exhibit 10.1, and its amendment of May 9, 2007 is incorporated by reference as Exhibit 10.5. The amendment of March 17, 2008 is incorporated by reference in this Form 10-K as Exhibit 10.5.1.

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

(See Note 12 – Subsequent Events – for information about an April 30, 2009 news release by the Company with respect to its investment in Access).

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

The carrying values of oil and gas property costs are reviewed periodically, when impairment factors exist, to determined whether they have been impaired. If impairment is deemed to exist, a loss is recognized by providing a valuation allowance. A write-down may be warranted in situations where a property/project is to be sold, abandoned; or exploration activity ceases on a property due to unsatisfactory results or insufficient available funding or inability to obtain oilsands exploration permits.

As of October 31, 2008, the Company has determined that there is no impairment of its oil and gas property costs based on current conditions, including consideration of the price of oil, the remaining length of time of the joint venture agreements, the availability of the oilsands exploratory permits, and the Company’s intentions to continue to focus on the exploration of the A10 Project and the La Loche Project.

The recoverability of amounts shown as oil and gas property costs is dependent upon the discovery of economically recoverable reserves, the Company’s ability to obtain financing to develop the properties, and the ultimate realization of profits through future production or sale of properties. These and other uncertainties could adversely affect the future carrying value of oil and gas property costs.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Blacksands Petroleum, Inc. as of October 31, 2008 and the results of its operations and its cash flows for the year then ended and the period from October 12, 2004 (inception) through October 31, 2008, in conformity with U.S. generally accepted accounting principles.

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

/s/ “Ernst & Young LLP”

Toronto, Canada,	Chartered Accountants
February 19, 2009	Licensed Public Accountants

(except as to Note 12 [b] through [d],

which is dated May 29, 2009)

Report of Previous Independent Registered Public Accounting Firm

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

/s/ Sherb & Co., LLP ------------------------ Sherb & Co., LLP

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

The additional paid in capital is reduced as options are exercised and the amount initially recorded for the options in the additional paid in capital is credited to common stock, along with the proceeds received on exercise. In the event that options are forfeited prior to having vested, any previously recognized expense is reversed in the period of forfeiture.

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

The options, once granted, will be valued using Black-Scholes, and the resulting expense recorded over the vesting period or vesting conditions. Refer to subsequent events note 12 [c].

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

For United States and Canadian federal income tax purposes, Blacksands has net operating losses of approximately $2,219,000 at October 31, 2008 (2007 - $1,560,000). For Canadian income tax purposes, Access has net operating losses of approximately $842,000 at October 31, 2008 (2007 – $831,000). These losses expire as follows:

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

Further, utilization of net operating loss carryforwards may be subject to loss utilization limitations under the U.S. dual consolidated loss rules and limited under U.S. and Canadian change of control rules.

The increase in the valuation allowance for the year amounted to $527,000.

12.	SUBSEQUENT EVENTS

[a] LA LOCHE CLEARWATER DEVELOPMENT AUTHORITY

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

12.	SUBSEQUENT EVENTS (continued)

[b] SALE OF SIGNIFICANT HOLDING OF ACCESS ENERGY INC.

On April 30, 2009, the Company announced that the Board of Directors had approved an agreement in principle to sell two-thirds of its interest in Access Energy to the other stockholder of Access Energy, Mr. Reg Burden. The sale is subject to Blacksands’ stockholder approval at the next annual general meeting.

Following the transfer, Blacksands would hold 25% of the outstanding Access shares and Mr. Burden would hold 75%.

As consideration for the transfer, the Company would be relieved of its contractual obligation to fund Access’ annual plan and budget including Access’ commitments to First Nations’ communities, Mr. Burden would pay Blacksands nominal consideration, and Mr. Burden’s warrants to purchase the Access Warrants would be cancelled.

The Company expects to close the sale of the Access shares, subject to completion of documentation and receipt of Blacksands’ shareholder approval, as soon as practicable following the Blacksands’ shareholder meeting.

Management has assessed the impact of the April 30, 2009 announcement on the Company’s financial position and results of operation and determined that the Company’s oil and gas property costs capitalized have been impaired and will be written down to a nominal amount effective April 30, 2009.

[c] CANCELLATION OF APPROVAL FOR STOCK OPTION GRANTS

On April 30, 2009, the Company announced that the Board of Directors rescinded its February 15, 2008 approval of the granting of stock options to directors, officers and consultants to the Company for options representing 2.2 million shares. These options, described in note 6, have not yet been granted and were pending the approval of the amended 2008 Company Stock Option Plan by the stockholders at the Company’s next annual general meeting. With the decision to rescind the Board’s prior approval of the granting, the Company will have no stock options granted or to be granted when the amended 2008 Company Stock Option Plan is approved by the stockholders.

[d] 1-FOR-3 REVERSE STOCK SPLIT

Also on April 30, 2009, the Company announced that it plans to seek stockholder approval for a reverse split of its Common Stock at its next annual general meeting, which it currently anticipates will be a 1-for-3 split. If the reverse stock split is approved by stockholders, each holder of the Company’s Common Stock on the effective date of the reverse stock split will be entitled to receive one share of new Common Stock in exchange for every three shares of old Common Stock held by such holder. The Company’s authorized Common Stock would be similarly reduced.

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

This annual report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report on Form 10-K.

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

U.S. Participants (as defined above) may receive two types of options: (1) Incentive Stock Options, which are options that are intended to meet the requirements of Section 422 of the Code, and (2) Nonqualified Stock Options. No option may be granted at a price less than the fair market value measured on the date of the grant. However, only employees of the Company or a parent or subsidiary of the Company may receive Incentive Stock Options.

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

The 2008 Plan will only be effective upon approval of the majority of the stockholders. 2,200,000 options had been approved for granting under the 2008 Plan subject to stockholder approval of the 2008 Plan. The options are exerciseable at $1.90 per share for a term of five years from February 15, 2008. 991,666 options vested immediately; 604,166 options vest when the stock price trades at or above $2.50 for ten consecutive trading days and 604,168 options vest when the stock price trades at or above $3.00 for ten consecutive trading days. The closing price of a share of the Company’s Common Stock, as reported on the OTCBB on January 28, 2009, was $0.13 US. On April 30, 2009, the Company announced that the approval of the granting of these options had been rescinded.

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

(1) Stock options were approved by the Board of Directors in February 2008 but have not been granted. See Equity Compensation Plans above. (Note the granting was rescinded by the directors in April 2009).

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

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Exhibit Description
3.1 (1)	Articles of Incorporation as filed with the Nevada Secretary of State on October 12, 2004.
3.2 (2)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 9, 2006.
3.3 (1)	Bylaws of the Registrant
3.4 (17)	Bylaw Amendment
10.1 (14)	Joint Venture Agreement dated November 3, 2006 between Buffalo River Dene Development Corporation and Access Energy Inc.
10.2 (4)	Exclusivity Agreement, dated November 10, 2006, between the Registrant and Access Energy Inc.
10.3 (5)	Amendment of Exclusivity Agreement, dated March 9, 2007, between the Registrant and Access Energy Inc.
10.4 (6)	Amendment of Exclusivity Agreement, dated May 4, 2007, between the Registrant and Access Energy Inc.
10.5 (3)	Amendment Agreement No. 1 to Joint Venture Agreement, dated May 9, 2007, between Buffalo River Dene Development Corporation and Access Energy Inc.
10.5.1 (15)	Amendment Agreement No. 2 to Joint Venture Agreement dated March 17, 2008 between Buffalo River Dene Development Corporation and Access Energy Inc.
10.6 (7)	Loan Agreement, dated May 17, 2007, between the Registrant and Access Energy Inc.
10.7 (7)	Promissory Note, dated May 17, 2007, by Access Energy Inc.
10.8 (7)	Escrow Agreement, dated May 17, 2007, among the Registrant, Access Energy Inc. and Fraser Milner Casgrain LLP, as escrow agent
10.9 (3)	Common Stock Purchase Agreement, dated August 3, 2007, between the Registrant and Access Energy Inc.
10.10 (3)	Unanimous Shareholders Agreement, dated August 3, 2007, between the Registrant and Access Energy Inc.
10.11 (3)	Common Stock Purchase Warrant, dated August 3, 2007
10.11.1 (10)	Amendment No. 1 to Warrant to Purchase Common Stock August 2007, Executed September 8, 2008
10.12 (3)	Registration Rights Agreement, dated August 3, 2007, between the Registrant and H. Reg. F. Burden
10.13 (3)	Coniston Management Agreement with Access dated November 1, 2005
10.14 (13)	Impact/Benefit Agreement, between Buffalo River Dene Nation and A10 Project, dated May 24, 2007
10.14.1	Amendment Agreement No. 1 to Impact/Benefit Agreement, between the Buffalo River Dene Nation and the A10 Project, dated March 17, 2008
10.15 (12)	Corporate Governance Policies, dated October 27, 2008
10.16 (16)	Joint Venture Agreement and Impact Benefit Agreement between La Loche Clearwater Development Authority and Access Energy Inc., dated October 15, 2008
14.1 (9)	Code of Ethics
14.2 (12)	Code of Ethics, included in Business Conduct Policy, dated October 27, 2008
16.1 (11)	Letter on Change of Certifying Accountant, dated October 20, 2008 from Sherb & Co., LLP agreeing with disclosure on Change of Certifying Accountant
31.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed on December 10, 2004.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 9, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 8, 2007.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 9, 2006.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed on March 9, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 4, 2007.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 17, 2007.
(8)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed on November 9, 2006.
(9)	Incorporated by reference to the Registrant’s Form 10-KSB, filed on January 29, 2008
(10)	Incorporated by reference to the Registrant’s Form 8-K, filed on October 3, 2008
(11)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on October 21, 2008
(12)	Incorporated by reference to the Registrant’s Form 8-K, filed on October 29, 2008
(13)	Incorporated by reference to the Registrant’s Form 10-KSB/A, filed on February 19, 2009
(14)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on February 19, 2009
(15)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on February 19, 2009
(16)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on February 17, 2009
(17)	Incorporated by reference to the Registrant’s Form 8-K, filed on April 30, 2009

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Blacksands Petroleum, Inc.

/s/ Paul A. Parisotto	Chief Executive Officer and Director	May 29, 2009
(Principal Executive Officer)

/s/ Rick Wilson	Chief Financial Officer and Director	May 29, 2009
(Principal Financial and
Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Paul A. Parisotto	Chief Executive Officer	May 29, 2009
Paul A. Parisotto	and Director
(Principal Executive Officer)

/s/ Rick Wilson	Chief Financial Officer and Director	May 29, 2009
Rick Wilson	(Principal Financial and
Accounting Officer)

/s/ Mark Holcombe	Director	May 29, 2009
Mark Holcombe

/s/ Bruno Mosimann	Director	May 29, 2009
Bruno Mosimann