Form 10-Q/A
period 2009-01-31
BLACKSANDS PETROLEUM, INC.
filed 2009-05-29
CIK 1308137

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

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 44,854,700 shares of Common Stock outstanding as of March 20, 2009.

EXPLANATORY NOTES

This Form 10-Q for the quarterly period ended January 31, 2009 originally filed on March 20, 2009 (File No. 000-51427) has been amended to correct an omission in the original filing as follows:

•	Additions to Subsequent Events Note;
•	Expanded disclosure to the Critical Accounting Policies - Oil and Gas Property Costs in the MD&A;
•	Amending the wording of the introductory paragraph 4 of the certifications included as Exhibits 31.1 and 31.2, and
•	Expanded disclosure in Controls and Procedures (Item 3).

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

Significant Accounting Policies - These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), interim financial information with instructions to Form 10-Q, and Article 10 of Regulation S_X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as at January 31, 2009, the results of its operations for the three month periods ended January 31, 2009 and 2008, and its cash flows for the three months ended January 31, 2009 and 2008.

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

-     The fair value measurements recorded during the period and the reasons for the measurements

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

8.	SUBSEQUENT EVENTS

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

8.	SUBSEQUENT EVENTS (continued)

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

CANCELLATION OF APPROVAL FOR STOCK OPTION GRANTS

On April 30, 2009, the Company announced that the Board of Directors rescinded its February 15, 2008 approval of the granting of stock options to directors, officers and consultants to the Company for options representing 2.2 million shares. These options, described in note 3, have not yet been granted and were pending the approval of the amended 2008 Company Stock Option Plan by the stockholders at the Company’s next annual general meeting. With the decision to rescind the Board’s prior approval of the granting, the Company will have no stock options granted or to be granted when the amended 2008 Company Stock Option Plan is approved by the stockholders.

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

(See Note 8 – Subsequent Events - for information about an April 30, 2009 news release by the Company with respect to its investment in Access).

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

For the quarter ended January 31, 2009, there was no significant change in any impairment factor, and the Company concluded there has been no impairment.

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

Adoption of this Standard includes increased disclosure such as:

-           The fair value measurements recorded during the period and the reasons for the measurements

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

Changes in Internal Controls over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter and the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 29, 2009	BLACKSANDS PETROLEUM, INC. By: /s/ Paul A. Parisotto Name: Paul A. Parisotto Title: Chief Executive Officer (Principal Executive Officer)

By: /s/ Rick Wilson Name: Rick Wilson Title: Chief Financial Officer (Principal Financial Officer)