Form 10-Q
period 2009-04-30
BLACKSANDS PETROLEUM, INC.
filed 2009-06-15
CIK 1308137

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended April 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

There were 44,854,700 shares of Common Stock outstanding as of June 12, 2009.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management’s opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended April 30, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

(See note 1 – Going Concern)

	As of	As of
	April 30, 2009	October 31, 2008
ASSETS

Current Assets
Cash and cash equivalents	$222,770	$2,610,232
Short-term investments	2,712,536	835,418
Accounts receivable	2,433	105,929
Prepaid expenses and deposits	24,671	6,554
Total Current Assets	2,962,410	3,558,133

Oil and gas property costs (note 2)	-	3,685,522
Total Capital Assets	-	3,685,522
Total Assets	$2,962,410	$7,243,655

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$245,001	$301,710
Accounts payable to related parties (note 4)	11,997	72,520
Total Current Liabilities	256,998	374,230

Minority Interest	-	485,003
Total Liabilities and Minority Interest	256,998	859,233

Stockholders’ Equity
Capital stock (note 3)
Authorized
10,000,000 Preferred stock
300,000,000 Common stock
Issued
44,854,700 Common stock (October 31, 2008 – 44,854,700)	44,855	74,855
Additional paid-in capital (note 3)	11,949,465	11,861,465
Treasury stock, at cost	-	(50,000)
Accumulated comprehensive loss	(614,784)	(663,720)
Deficit accumulated during the exploration stage	(8,674,124)	(4,838,178)
Total Stockholders’ Equity	2,705,412	6,384,422
Total Liabilities, Minority Interest and Stockholders’ Equity	$2,962,410	$7,243,655

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statements of Operations

(Unaudited)

(Expressed in US dollars)

	For Six Months Ended April 30, 2009	For Six Months Ended April 30, 2008	For Three Months Ended April 30, 2009	For Three Months Ended April 30, 2008	From Inception (October 12, 2004) Through April 30, 2009
Revenues:
Revenue	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

Expenses:
Professional Fees	291,556	261,545	159,494	119,666	1,840,508
Loss on disposal of fixed assets	-	12,588	-	12,588	14,084
Management and directors’ fees	102,796	172,877	41,589	83,136	606,482
Depreciation	-	3,076	-	1,538	13,643
Office and administration	61,863	100,586	22,677	44,271	480,366
Oil and gas exploration	66,893	909,749	60,727	438,478	2,745,065
Total Expenses	523,108	1,460,421	284,487	699,677	5,700,148
Loss from Operations	(523,108)	(1,460,421)	(284,487)	(699,677)	(5,700,148)

Other Income and Expenses:
Interest income	34,679	85,018	14,964	32,434	718,037
Funding on behalf of minority stockholder	(49,763)	(269,171)	(21,985)	(269,171)	(587,818)
Impairment of oil & gas property interest (note 2)	(3,831,190)	-	(3,831,190)	-	(3,831,190)
Gain (loss) from currency translation	(1,330)	315,447	(3,349)	36,794	(304,259)
Loss before Taxes	(4,370,712)	(1,329,127)	(4,126,047)	(899,620)	(9,705,378)

Provision for Income Taxes:
Income tax benefit	-	-	-	-	-
Net Loss before minority interest	(4,370,712)	(1,329,127)	(4,126,047)	(899,620)	(9,705,378)

Minority interest	534,766	270,087	520,245	126,439	1,051,254
Net Loss for the Period	$(3,835,946)	$(1,059,040)	$(3,605,802)	$(773,181)	$(8,674,124)
,
Other comprehensive (loss), net of tax (note 5):
Foreign currency translation adjustment	$48,936	$(475,274)	$173,283	$(43,129)	$(614,784)
Total Comprehensive Loss	$(3,787,010)	$(1,534,314)	$(3,432,519)	$(816,310)	$(9,288,908)

Basic and Diluted Loss Per Common Share (note 3)	$(0.09)	$(0.02)	$(0.08)	$(0.02)	$(0.17)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	44,854,700	44,854,700	44,854,700	44,854,700	50,876,999

See accompanying notes to Consolidated Financial Statements

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(Expressed in US dollars)

	Shares	Par Value $0.001	Additional Paid-In Capital	Treasury Stock	Other Compre-hensive Income	Deficit Accumulated During Exploration Stage	Stockholders’ Equity
Balance – October 12, 2004 - (inception)	-	$ -	$ -	$ -	$ -	$ -	$ -
Stock issued for cash – October 12, 2004	30,000,000	30,000	(25,000)	-	-	-	5,000
Foreign Currency Translation Adjustment	-	-	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-
Balance – October 31, 2004	30,000,000	30,000	(25,000)	-	(5)	-	4,995

Stock issued for cash – March 4. 2005 (1)	33,000,000	33,000	22,000	-	-	-	55,000
Foreign Currency Translation Adjustment	-	-	-	-	(2,787)	-	(2,787)
Net Loss	-	-	-	-	-	(13,780)	(13,780)
Balance – October 31, 2005	63,000,000	63,000	(3,000)	-	(2,792)	(13,780)	43,428

Equity Compensation -
Granted August 1, 2006	-	-	21,620	-	-	-	21,620
Deferred equity compensation	-	-	(18,918)	-	-	-	(18,918)
Stock issued for cash – August 10, 2006	10,854,700	10,855	10,843,845	-	-	-	10,854,700
Stock issued on conversion
of Debentures - August 10, 2006	1,000,000	1,000	999,000	-	-	-	1,000,000
Foreign Currency Translation Adjustment	-	-	-	-	496	-	496
Net Loss	-	-	-	-	-	(308,798)	(308,798)
Balance – October 31, 2006	74,854,700	74,855	11,842,547	-	(2,296)	(322,578)	11,592,528

Stock repurchased for cash -
November 6, 2006	(30,000,000)	-	-	(50,000)	-	-	(50,000)
Equity compensation expensed	-	-	10,808	-	-	-	10,808
Foreign Currency Translation Adjustment	-	-	-	-	1,295,785	-	1,295,785
Net Loss	-	-	-	-	-	(2,951,510)	(2,951,510)
Balance – October 31, 2007	44,854,700	74,855	11,853,355	(50,000)	$ 1,293,489	$ (3,274,088)	$ 9,897,611

Equity compensation expensed	-	-	8,110	-	-	-	8,110
Foreign Currency Translation Adjustment	-	-	-	-	(1,957,209)	-	(1,957,209)
Net Loss	-	-	-	-	-	(1,564,090)	(1,564,090)

Balance – October 31, 2008	44,854,700	$ 74,855	$ 11,861,465	$ (50,000)	$ (663,720)	$ (4,838,178)	$ 6,384,422

Cancellation of Treasury Stock	-	(30,000)	(20,000)	50,000	-	-	-
Equity compensation (note 3)	-	-	108,000	-	-	-	108,000
Foreign Currency Translation Adjustment	-	-	-	-	48,936	-	48,936
Net Loss	-	-	-	-		(3,835,946)	(3,835,946)

Balance – April 30, 2009	44,854,700	$ 44,855	$ 11,949,465	$ -	$ (614,784)	$ (8,674,124)	$ 2,705,412

(1) On May 6, 2006, the Company declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record date for the stock split was June 21, 2006. The stock split has been recorded retroactively.

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in US dollars)

	November 1, 2008 Through April 30, 2009	November 1, 2007 Through April 30, 2008	From Inception (October 12, 2004) Through April 30, 2009

Cash Flows from Operating Activities:
Net Loss	$(3,835,946)	$(1,059,040)	$(8,674,124)
Adjustments to reconcile net loss to
net cash used in operating activities:
Write-down of minority interest	(485,003)	(270,087)	(443,436)
Equity compensation expense	-	8,110	21,620
Loss on disposal of fixed assets	-	12,588	14,084
Depreciation	-	3,076	13,643
Impairment of oil & gas property	3,831,190	-	3,831,190
Changes in operating assets and liabilities:
Accounts receivable	100,933	-	(25,692)
Prepaid expenses and deposits	(17,434)	(14,172)	(26,556)
Accounts payable and accrued liabilities	(57,620)	(377,260)	339,871
Accounts payable to related party	(59,123)	(110,527)	44,741
Net Cash Used in Operating Activities	(523,003)	(1,807,312)	(4,904,659)
Cash Flows from Investing Activities:
Purchase of subsidiary, net of cash acquired	-	-	(3,049,148)
Oil and gas property costs during period	(1,982)	(43,125)	(144,810)
Proceeds of sale of property and equipment	-	9,642	9,760
Investment in short-term investments	(1,804,897)	-	(2,803,534)
Purchase of property and equipment	-	-	(37,369)
Net Cash Used in Investing Activities	(1,806,879)	(33,483)	(6,05,101)
Cash Flows from Financing Activities:
Repurchase of stock	-	-	(50,000)
Issue of convertible debentures	-	-	1,000,000
Sales of common stock	-	-	10,914,700
Net Cash Provided by Financing Activities	-	-	11,864,700
Effects of exchange on cash	(57,580)	(9,366)	(712,170)
Net (Decrease) Increase in Cash and Cash Equivalents	(2,387,462)	(1,850,161)	222,770
Cash and Cash Equivalents Balance, Beginning of Period	2,610,232	6,548,707	-
Cash and Cash Equivalents Balance, End of Period	$222,770	$4,698,546	$222,770
Supplemental Disclosures:
Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-
Non-cash financing activities:
Conversion of debentures into stock and warrants	$-	$-	$1,000,000

See accompanying notes to Consolidated Financial Statements

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Notes to Consolidated Financial Statements

Unaudited

1.	DESCRIPTION OF BUSINESS, AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business- Blacksands Petroleum, Inc. (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on October 12, 2004 as Lam Liang Corp. The Company filed a Certificate of Amendment to its Articles of Incorporation on June 9, 2006 to change its name from “Lam Liang Corp.” to “Blacksands Petroleum, Inc.” On August 3, 2007, the Company completed its purchase of 75% of the capital of Access Energy Inc. (“Access” or “Access Energy”), and entered the unconventional petroleum industry by acquiring a suitable target company. The Company currently operates in only one segment – unconventional oil and gas exploration – in Canada.

Significant Accounting Policies - These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), interim financial information with instructions to Form 10-Q, and Article 10 of Regulation S_X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as at April 30, 2009, the results of its operations for the three and six month periods ended April 30, 2009 and 2008, and its cash flows for the three and six months ended April 30, 2009 and 2008.

Accordingly, these interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended October 31, 2008 included in the Company’s amended 2008 Annual Report on Form 10-K, filed with the Securities Exchange Commission on May 29, 2009. The Company’s significant accounting policies are described in note 1 of the consolidated financial statements which are included in the Company’s amended 2008 Annual Report on Form 10-K.

Going Concern - These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a “going concern” basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred operating losses and negative cash flows from its operating activities for the period ended April 30, 2009, and for the year ended October 31, 2008, and since inception.

The Company’s ability to continue as a going concern is dependent upon the success of the Company’s business plan which includes the disposition of two-thirds of its 75% interest in Access Energy, and the pursuit of new opportunities to maximize stockholder value. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP 107-1”) and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 281-1”). FSP 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and require disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. Additionally, the guidance amends APB Opinion No. 28, “Interim Financial Reporting”, and requires those disclosures in summarized financial information at interim reporting periods. The provisions of FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 and therefore are effective for our third quarter in fiscal 2009. As FSP 107-1 and APB 28-1 relate specifically to disclosures, these standards will have no impact on our financial position or results of operations.

Management has determined that there are no other new accounting pronouncements, other than those described in the Company’s Form 10-K at October 31, 2008, that will impact the Company.

2.	OIL AND GAS PROPERTY COSTS

In the quarter ended April 30, 2009, and the year ended October 31, 2008, the Company incurred property acquisition costs as follows:

	April 30, 2009	October 31, 2008
Balance, beginning of period	$ 3,685,522	$ 4,626,809

Costs incurred during the period	109,982	67,700
Exchange adjustments	35,686	(1,008,987)
Impairment	(3,831,190)	-
Balance, end of period	$ -	$ 3,685,522

LA LOCHE CLEARWATER DEVELOPMENT AUTHORITY

On October 15, 2008, Access signed a Joint Venture Agreement and an Impact Benefit Agreement (the “Agreements”) with La Loche Clearwater Development Authority. The Agreements were subject to the ratification by the aboriginal residents of the area (the La Loche “Community”) before they were effective. On February 14, 2009, the Community ratified the Joint Venture Agreement and the Impact Benefit Agreement signed by Access and the La Loche Clearwater Development Authority (“LLCDA”) on October 15, 2008. With the ratification of the Joint Venture Agreement and Impact Benefit Agreement between Access and LLCDA, Access is considered to have secured another project, the 1,500,000 “Access Warrants” referred to in note 3 vested, and the value was capitalized to oil and gas property costs.

The Agreements allow Access to exclusively participate in the acquisition, exploration and development of certain surface and subsurface rights in and to approximately 3,000,000 hectares of La Loche Traditional Lands in north western Saskatchewan, north and west of the town of La Loche, Saskatchewan.

The terms of the Agreements are for twenty years from the date of signing (October 15, 2008), and automatically renew for consecutive terms of twenty years if Access provides notice of renewal to LLCDA before the expiration of the Agreements. Pursuant to the terms of the Agreements, Access paid Cdn$15,000 (approximately US$12,575) on the signing of the Agreements, and is obligated to pay to the LLCDA Cdn$75,000 (approximately US$62,865) at the start of each three-month period upon ratification of the Agreements (or Cdn$300,000 annually – approximately US$251,465). As well, Access is obligated to pay a 5% gross overriding royalty to LLCDA from the production of any Products. As at April 30, 2009, the Company has recorded an expense for an amount payable to LLCDA for Cdn$75,000 (approximately US$62,865) as its first payable after ratification.

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

Management has assessed the impact of the April 30, 2009 announcement on the Company’s financial position and results of operation, and determined that the Company’s oil and gas property costs capitalized have been impaired requiring a write-down to the fair value of the asset ($nil) effective April 30, 2009. The fair value of the asset was determined with reference to the value of the monetary consideration for the proposed transaction for two-thirds of its 75% interest in Access as $1.

3.	STOCKHOLDERS’ EQUITY AND LOSS PER SHARE CALCULATION

There are 1,500,000 Warrants outstanding, which were issued as part of the consideration for the purchase of the subsidiary, Access Energy. Referred to as the “Access Warrants”, each of these 1,500,000 Access Warrants is exercisable for five years commencing August 3, 2007 and entitles the holder to purchase one share of Common Stock at $2.00 per share. The Access Warrants were granted in consideration for the future acquisition of an additional project other than the A10 Project, which, at the time of the acquisition of Access had not been secured. The Access Warrants did not vest until Access secured an additional project. The Access Warrants vested with the ratification of the Agreements with LLCDA (see Note 2) on February 14, 2009, and the fair value of the Access Warrants has been calculated on the date of vesting (February 14, 2009) using the Black-Scholes method with the following assumptions:

Dividend yield	$0
Expected volatility	101.34
Risk-free interest rate	1.69
Expected lives	3.5 years
Weighted average fair value of options issued	$0.072

The fair value of the Access Warrants of $108,000 has been capitalized to oil and gas property costs with a credit to Additional Paid-In Capital in the quarter ended April 30, 2009.

Loss per share calculation

The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the periods ended April 30, 2009 and January 31, 2009, 1,500,000 options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the periods ended April 30, 2008 and January 31, 2008, there were 14,054,700 options and warrants excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. From October 12, 2004 (inception) to date, there are 1,500,000 options and warrants excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Cancellation of Approval for Stock Option Grants

On April 30, 2009, the Company announced that the Board of Directors rescinded its February 15, 2008 approval of the granting of stock options to directors, officers and consultants to the Company for options representing 2.2 million shares. These options, described in note 3 to the financial statements for the year ended October 31, 2008 as filed on Form 10-K, and amended May 29, 2009, have not yet been granted and were pending the approval of the amended 2008 Company Stock Option Plan by the stockholders at the Company’s next annual general meeting. With the decision to rescind the Board’s prior approval of the granting, the Company will have no stock options granted or to be granted when the amended 2008 Company Stock Option Plan is approved by the stockholders.

1-For-3 Reverse Stock Split

Also on April 30, 2009, the Company announced that it plans to seek stockholder approval for a reverse split of its Common Stock at its next annual general meeting, which it currently anticipates will be a 1-for-3 split. If the reverse stock split is approved by stockholders, each holder of the Company’s Common Stock on the effective date of the reverse stock split will be entitled to receive one share of new Common Stock in exchange for every three shares of old Common Stock held by such holder. The Company’s authorized Common Stock would be similarly reduced. The loss per common share would be increased by three times the value before the reverse stock split.

4.	RELATED PARTY TRANSACTIONS

During the six month period ended April 30, 2009, Coniston Investment Corp. (“Coniston”) charged Access management fees of Cdn$96,666 (approximately US$81,025) plus Goods and Services Tax (5%) which is included in the consolidated statement of operations for the services of Paul A. Parisotto as President and CEO of Access. Amounts payable to Coniston of Cdn$14,313 (approximately US$11,997) were recorded to the end of April 30, 2009 (October 31, 2008 - Cdn$57,408 165,672 or US$48,119). These amounts payable are due on demand, are non-interest bearing, and are unsecured.

5.	COMPREHENSIVE INCOME

Foreign currency translation adjustments for the three and six month periods ended April 30, 2009 are net of tax of $Nil. Foreign currency translation adjustments for the three and six month periods ended April 30, 2008 are net of tax of $Nil. Foreign currency translation adjustments for the period from inception to April 30, 2009 are net of tax of $Nil.

6.	COMMITMENTS

Other than the commitments to the La Loche Clearwater Development Authority described in note 2, there was no significant change in the Company’s commitments during the quarter ending April 30, 2009.

7.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, and accounts payable with related parties. The estimated fair values of the financial instruments have been determined based on the Company’s assessment of available market information and appropriate valuation methodologies; however, these estimates may not necessarily be indicative of the amounts that could be realized or settled in a market transaction. The fair values of financial instruments generally approximate their book amounts due to the short-term maturity of these instruments at April 30, 2009 and October 31, 2008. The Company has no derivative instruments.

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

Unless the context otherwise requires, all references in this report to “Blacksands”, “the Company”, “we”, “us” or “our” refer to both Blacksands and Access. In our consolidated financial statements, this management’s discussion and analysis and elsewhere in this report, unless otherwise noted, we include 100% of the accounts of Access from the date of acquisition of August 3, 2007. For a discussion of our principles of consolidation, see Note 1 to the audited consolidated financial statements included in our annual report on amended Form 10-K filed with the U.S. Securities and Exchange Commission on May 29, 2009. The following is management’s discussion and analysis of certain significant factors, which have affected our financial position and operating results during the periods included in the accompanying unaudited interim consolidated financial statements and it should be read in conjunction with our unaudited consolidated financial statements for the period ended April 30, 2009 as well as our audited consolidated financial statements for the year ended October 31, 2008.

Highlights

On October 15, 2008, Access signed a Joint Venture Agreement and an Impact Benefit Agreement (the “Agreements”) with La Loche Clearwater Development Authority. The Agreements were subject to the ratification by the aboriginal residents of the area (the La Loche “Community”) before they were effective. On February 14, 2009, the Community ratified the Joint Venture Agreement and the Impact Benefit Agreement signed by Access and the La Loche Clearwater Development Authority (“LLCDA”) on October 15, 2008. With the ratification of the Joint Venture Agreement and Impact Benefit Agreement between Access and LLCDA, Access is considered to have secured another project, and the 1,500,000 “Access Warrants” referred to in note 3 vested, and the value was capitalized to oil and gas property costs.

On April 30, 2009, the Company announced that the Board of Directors had approved an agreement in principle to sell two-thirds of its interest in Access Energy to the other stockholder of Access Energy, Mr. Reg Burden. The sale is subject to Blacksands’ stockholder approval at the next annual general meeting. Following the transfer, Blacksands would hold 25% of the outstanding Access shares and Mr. Burden would hold 75%. As consideration for the transfer, the Company would be relieved of its contractual obligation to fund Access’ annual plan and budget including Access’ commitments to First Nations’ communities, Mr. Burden would pay Blacksands nominal consideration, and the Access Warrants would be cancelled. The Company expects to close the sale of the Access shares, subject to completion of documentation and receipt of Blacksands’ shareholder approval, as soon as practicable following the Blacksands’ shareholder meeting.

Management has assessed the impact of the April 30, 2009 announcement on the Company’s financial position and results of operation, and determined that the Company’s oil and gas property costs capitalized have been impaired requiring a write-down to the fair value of the asset ($nil) effective April 30, 2009. The fair value of the asset was determined with reference to the value of the monetary consideration for the proposed transaction for two-thirds of the 75% interest as $1.

After the disposition of two-thirds of the Company’s 75% interest in the shares of Access to the minority stockholder of Access, the Company intends to seek other opportunities to maximize stockholder value.

The Projects held by Access are the following:

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

As at April 30, 2009, the Company had paid or accrued a total of approximately Cdn$2,098,500 (approximately US$1,759,000) to the BRDN and is committed to further payments totalling in the aggregate of approximately Cdn$25,000,000 over the term of the agreement which expires in 2027. Access was to make a payment to the BRDN for approximately Cdn$1,300,000 (approximately $1,090,000) no later than May 24, 2009. Access is currently negotiating with BRDN for a deferral of any payments for 12 months.

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

The terms of the Agreements are for twenty years from the date of signing (October 15, 2008), and automatically renew for consecutive terms of twenty years if Access provides notice of renewal to LLCDA before the expiration of the Agreements. Pursuant to the terms of the Agreements, Access paid Cdn$15,000 (approximately US$12,575) on the signing of the Agreements, and is obligated to pay to the LLCDA Cdn$75,000 (approximately US$62,865) at the start of each three-month period upon ratification of the Agreements (or Cdn$300,000 annually – approximately US$251,465). As well, Access is obligated to pay a 5% gross overriding royalty to LLCDA from the production of any Products.

Access has accrued, but not paid, Cdn$75,000 (approximately US$62,865) after the ratification of the agreement.

Selected Consolidated Financial Information of Blacksands

	As At April 30, 2009	As At October 31, 2008
Current Assets	$2,962,410	$3,558,133
Total Assets	$2,962,410	$7,243,655
Current Liabilities	$256,998	$374,230
Minority Interest	$-	$485,003
Stockholders’ Equity	$2,705,412	$6,384,422

Consolidated Results of Operations

For the period ended April 30, 2009, and since our inception on October 12, 2004, we have not generated any revenue.

We incurred a net loss of $3,835,946 for the six months ended April 30, 2009 ($0.09 per share) compared to a net loss of $1,059,040 for the six months ended April 30, 2008. Of the net loss of $3,835,946 for the six months ended April 30, 2009, $3,831,190 related to an impairment of oil and gas property described in note 2 to the financial statements.

We incurred total operating expenses of $523,108 for the six months ended April 30, 2009, as compared to total operating expenses of $1,460,421 for the six months ended April 30, 2008. These expenses consisted of general operating expenses incurred in connection with the day-to-day operations of our business, the preparation and filing of our periodic reports, and costs associated with exploration activities for our 75% owned subsidiary, Access Energy Inc.

The significant operating expenses include professional fees of $291,556 for the six months ended April 30, 2009 incurred in connection with filing of periodic reports, SEC compliance filings, legal, audit and accounting fees, and general corporate matters as compared with professional fees of $261,545 for the comparative period of April 30, 2008. The office and administration expenses of $61,863 for the six months ended April 30, 2009 include rent, telephone and other office expenses, net of recovered Canadian Goods and Services Tax, as compared to office and administration expenses of $100,586 for the six months ended April 30, 2008. The management and directors’ fees of $102,796 for the six months ended April 30, 2009 includes the directors’ fee and Coniston’s management fee, compared to management and directors’ fees of $172,877 for the comparative period.

During the six months ended April 30, 2009, we incurred exploration expenses of $66,893 compared to exploration expenses of $909,749 for the six months ended April 30, 2008. To date for the six months ended April 30, 2009, Access has not made any payments to the BRDN under the Agreements for the A10 Project, compared to payments made in the first six months of the comparative period. The exploration expenses include costs associated with maintaining the Company’s interest in the A10 Project as well as costs to investigate the acquisition of additional projects which are not expected to yield a new acquisition project for the Company.

We earned total interest income of $34,679 for the six months ended April 30, 2009, as compared to total interest income of $85,018 for the six months ended April 30, 2008. The interest for the quarters ended April 30, 2009 and 2008 was earned from the investment of proceeds of a private placement of our common stock and common stock purchase warrants in 2006, which remained in interest bearing instruments during the above periods, and which balance has diminished since the acquisition of Access in August 2007 with ongoing operations. Declining interest rates as well as a reduced balance of interest bearing instruments has reduced our interest income.

We recorded an expense of $49,763 in the six months ended April 30, 2009 as funding on behalf of the minority stockholder (represents a charge to the Company for 25% of capital advanced to Access in February 2008, and used by Access in the six months from November 1, 2008 to April 30, 2009). For the six months ending April 30, 2008, we charged an amount of $269,171 for use by Access of capital advanced. The difference year over year is as a result of significantly decreased maintenance costs for the A10 Project in the current year to date.

The minority interest amount of $534,766 for the six months ended April 30, 2009 includes the recovery of minority interest balances of $497,279 due to the impairment of the investment in oil and gas property, plus the minority interest’s 25% share of the losses incurred by Access from November 1, 2008 to April 30, 2009.. This is compared to a minority interest amount of $270,087 for the six months ended April 30, 2008, which represents solely the 25% share of operating losses incurred by Access.

The loss from foreign currency exchange of $1,330 at April 30, 2009 arose as a result of fluctuations in the exchange rate on US-denominated transactions in the quarter. The gain of April 30, 2008 figure of $315,447 reflects foreign currency adjustments arising from having the majority of the Company’s cash and investments denominated in US dollars while its functional currency is the Canadian dollar.

Our total comprehensive income for the six months ended April 30, 2009 was $48,936, compared to total comprehensive loss of $475,274 for the six months ended April 30, 2008, and a total comprehensive loss of $614,784 from inception on October 12, 2004 to April 30, 2009.

Professional fees of $159,494 for the three months ended April 30, 2009 were incurred in connection with filing of periodic reports, SEC compliance filings, legal, audit and accounting fees, and general corporate matters as compared with professional fees of $119,666 for the comparative period of April 30, 2008. The office and administration expenses of $22,677 for the three months ended April 30, 2009 include rent, telephone and other office expenses, as compared to office and administration expenses of $44,271 for the three months ended April 30, 2008, with reduced rent accounting for most of the difference. The management and directors’ fees of $41,589 for the three months ended April 30, 2009 includes the directors’ fee and Coniston’s management fee, compared to management and directors’ fees of $83,136 for the comparative period, as a result of the reduced management fee for Coniston starting January 1, 2009.

Net cash used in operating activities was $523,003 for the six months ended April 30, 2009, compared to $1,807,312 for the six months ended April 30, 2008, reflecting a significant reduction in cash outflows for operations in this period, primarily as a result of only minimal costs for oil and gas exploration being charged to the operations for the six months ended April 30, 2009. The net cash used in operating activities was $4,904,659 for the period from inception on October 12, 2004 to April 30, 2009.

Net cash used in investing activities for the six months ended April 30, 2009 was $1,806,879, compared to net cash used in investing activities of $33,483 for the six months ended April 30, 2008 and $6,025,101 for the period from inception on October 12, 2004 to April 30, 2009. The significant majority of the net cash used in investing activities for the six months ended April 30, 2009 was the investment of cash into short-term investments with original maturities greater than three months.

As of April 30, 2009, the combined companies had cash and cash equivalents on hand of $222,770, and short-term investments of $2,712,536. The Company believes this amount to be sufficient to fund the Company’s general and administrative costs for the next twelve months. Assuming the sale of two-thirds of its interest in Access is completed, Blacksands will be relieved of its obligation to fund the operations of Access.

In the interim, the Company is closely monitoring its cash balances and is minimizing its use of cash as much as possible.

The Company has incurred losses, and does not believe the Company has any tax liabilities for the years 2004 to 2008 inclusive. We have commissioned the preparation of the income tax returns, they are in process, and we expect to have them completed and filed as soon as possible.

Critical Accounting Policies

Significant Accounting Policies - These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as at April 30, 2009, the results of its operations for the three and six month periods ended April 30, 2009 and 2008, and its cash flows for the three and six months ended April 30, 2009 and 2008.

The note disclosure requirements of annual consolidated financial statements provide additional disclosures to those required for interim consolidated financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements as at and for the year ended October 31, 2008 included in the Company’s amended 2008 Annual Report on Form 10-K, filed with the Securities Exchange Commission on May 29, 2009. The Company’s significant accounting policies are described in note 1 of the consolidated financial statements which are included in the Company’s amended 2008 Annual Report on Form 10-K.

Going Concern - These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a “going concern” basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred operating losses and negative cash flows from its operating activities for the period ended April 30, 2009, and for the year ended October 31, 2008, and since inception.

The Company’s ability to continue as a going concern is dependent upon the success of the Company’s business plan which includes the disposition of two-thirds of its 75% interest in Access Energy and the pursuit of new opportunities to maximize stockholder value. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

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

With the Company’s announcement on April 30, 2009 that the Board of Directors had approved an agreement in principle to sell two-thirds of its 75% interest in Access Energy to the other stockholder of Access Energy, Mr. Reg Burden, subject to Blacksands’ stockholder approval at the next annual general meeting, management reviewed the value of its oil and gas property costs based on these intentions and other factors, and determined that the Company’s oil and gas property costs capitalized have been impaired requiring a write-down to $nil effective April 30, 2009.

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

In April 2008, the FASB issued FASB Staff Position No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 281-1”). FSP 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and require disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. Additionally, the guidance amends APB Opinion No. 28, “Interim Financial Reporting”, and requires those disclosures in summarized financial information at interim reporting periods. The provisions of FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 and therefore are effective for our third quarter in fiscal 2009. As FSP 107-1 and APB 28-1 relate specifically to disclosures, these standards will have no impact on our financial position or results of operations.

Management has determined that there are no other new accounting pronouncements, other than those described in the Company’s Form 10-K at October 31, 2008, that will impact the Company.

Liquidity and Capital Resources

As of April 30, 2009, the combined companies had cash and cash equivalents on hand of $222,770 and short-term investments of $2,712,536.

Revenues

Neither we, nor Access have had any revenue since our respective inceptions.

Net Cash Used In Operating Activities

The Company used $523,003 in operating activities, including approximately $67,000 on exploration activities in the six months, compared to $1,807,312 for the comparative period which included approximately $910,000 of oil and gas exploration costs. Since inception (October 12, 2004), $4,904,659 has been used in operating activities.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended April 30, 2009 was $1,806,879, compared to net cash used in investing activities of $33,483 for the six months ended April 30, 2008 and $6,025,101 for the period from inception on October 12, 2004 to April 30, 2009. The majority of the net cash used in investing activities for the quarter ended April 30, 2009 was the investment of cash into short-term investments with original maturities greater than three months.

 Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended April 30, 2009 and April 30, 2008 was $nil. Since inception October 12, 2004, $11,864,700 of cash has been provided from financing activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

Other than the commitments to the La Loche Clearwater Development Authority described in note 2 to the financial statements, there was no significant change in the Company’s commitments during the quarter ending April 30, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

While the Company’s reporting currency is U.S. dollars, the Company’s principal executive offices and its principal exploration property, the A10 Project, are located in Canada, and most of its contractual obligations are payable in Canadian dollars. For this reason, the Company is subject to Canada-U.S. exchange rate risk. The Company considers the amount of risk to be manageable and does not currently, nor is it likely in the foreseeable future to, conduct hedging to reduce its exchange rate risk. A hypothetical 10% increase in the value of one Canadian dollar expressed in U.S. dollars during the six months ended April 30, 2009 would have caused an approximate $467,200 increase in the Company’s expenses for the period, and an equivalent decrease in the value of one Canadian dollar would have caused a $467,200 decrease in the Company’s expenses for the period, largely as a result of the write-down of the oil and gas property costs at April 30, 2009. A hypothetical 10% increase in the value of one Canadian dollar expressed in U.S. dollars during the six months ended April 30, 2009 would have caused an approximate $310,000 increase in the Company’s other comprehensive loss and a corresponding decrease in stockholders’ equity for the period, and an equivalent decrease in the value of one Canadian dollar would have caused a $310,000 decrease in the Company’s other comprehensive loss and a corresponding increase in stockholders’ equity for the period.

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

More specifically, the material weakness relates to a lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP resulting in a lack of sufficient analysis and documentation of the application of U.S. GAAP to past transactions, and transactions of a complex nature.

In efforts to address this material weakness, the Company continues its efforts with the following remedial actions: (i) providing additional training and education for our accounting staff with respect to U.S. GAAP; and (ii) consulting with external professional expertise on an earlier basis with respect to interpretation issues with U.S. GAAP.

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

Date: June 15, 2009	BLACKSANDS PETROLEUM, INC. By: /s/ Paul A. Parisotto _______________________________________________ Name: Paul A. Parisotto Title: Chief Executive Officer (Principal Executive Officer)

BLACKSANDS PETROLEUM, INC. By: /s/ Rick Wilson _______________________________________________ Name: Rick Wilson Title: Chief Financial Officer (Principal Financial Officer)