Form 10-Q
period 2009-07-31
BLACKSANDS PETROLEUM, INC.
filed 2009-09-14
CIK 1308137

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended July 31, 2009

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

There were 44,854,700 shares of Common Stock outstanding as of September 14, 2009.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

The interim financial statements included herein are unaudited but reflect, in management's opinion, all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of our financial position and the results of our operations for the interim periods presented. Because of the nature of our business, the results of operations for the quarterly period ended July 31, 2009 are not necessarily indicative of the results that may be expected for the full fiscal year.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Balance Sheets

(Expressed in US dollars)

(Unaudited)

(See note 1 – Going Concern)

	As of	As of
	July 31, 2009	October 31, 2008
ASSETS

Current Assets
Cash and cash equivalents	$2,041,885	$2,610,232
Short-term investments	1,033,471	835,418
Accounts receivable	4,742	105,929
Prepaid expenses and deposits	17,007	6,554
Total Current Assets	3,097,105	3,558,133

Oil and gas property costs (note 2)	-	3,685,522
Total Capital Assets	-	3,685,522
Total Assets	$3,097,105	$7,243,655

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,287,876	$301,710
Accounts payable to related parties (note 4)	-	72,520
Total Current Liabilities	1,287,876	374,230

Minority Interest	-	485,003
Total Liabilities and Minority Interest	1,287,876	859,233

Stockholders’ Equity
Capital stock (note 3)
Authorized
10,000,000 Preferred stock
300,000,000 Common stock
Issued
44,854,700 Common stock (October 31, 2008 – 44,854,700)	44,855	74,855
Additional paid-in capital (note 3)	11,949,465	11,861,465
Treasury stock, at cost	-	(50,000)
Accumulated comprehensive loss	(433,213)	(663,720)
Deficit accumulated during the exploration stage	(9,751,878)	(4,838,178)
Total Stockholders’ Equity	1,809,229	6,384,422
Total Liabilities, Minority Interest and Stockholders’ Equity	$3,097,105	$7,243,655

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statements of Operations

(Unaudited)

(Expressed in US dollars)

	For Nine Months Ended July 31, 2009	For Nine MonthsEnded July 31, 2008	For Three MonthsEnded July 31, 2009	For Three Months Ended July 31, 2008	From Inception (October 12, 2004) Through July 31, 2009

Revenues:
Revenue	$-	$-	$-	$-	$-
Total Revenues	-	-	-	-	-

Expenses:
Professional Fees	431,820	352,601	140,264	91,056	1,980,772
Loss on disposal of fixed assets	-	12,588	-	-	14,084
Management and directors’ fees	148,067	251,732	45,271	78,855	651,753
Depreciation	-	3,076	-	-	13,643
Office and administration	91,028	135,277	29,165	34,691	509,531
Oil and gas exploration	964,754	919,183	897,861	9,434	3,642,926
Total Expenses	1,635,669	1,674,457	1,112,561	214,036	6,812,709
Loss from Operations	(1,635,669)	(1,674,457)	(1,112,561)	(214,036)	(6,812,709)

Other Income and Expenses:
Interest income	69,957	117,539	35,278	32,521	753,315
Funding on behalf of minority stockholder	(54,439)	(306,649)	(4,676)	(37,478)	(592,494)
Impairment of oil & gas property interest (note 2)	(3,831,190)	-	-	-	(3,831,190)
Gain (loss) from currency translation	(1,801)	314,926	(471)	(521)	(304,730)
Loss before Taxes	(5,453,142)	(1,548,641)	(1,082,430)	(219,514)	(10,787,808)

Provision for Income Taxes:
Income tax benefit	-	-	-	-	-
Net Loss before minority interest	(5,453,142)	(1,548,641)	(1,082,430)	(219,514)	(10,787,808)

Minority interest	539,442	296,540	4,676	26,453	1,035,930
Net Loss for the Period	$(4,913,700)	$(1,252,101)	$(1,077,754)	$(193,061)	$(9,751,878)
,
Other comprehensive income (loss), net of tax (note 5):
Foreign currency translation adjustment	$230,507	$(634,250)	$181,571	$284,247	$433,213
Total Comprehensive Loss	$(4,683,193)	$(1,886,351)	$(896,183)	$(91,186)	$(9,318,665)

Basic and Diluted Loss Per Common Share (note 3)	$(0.11)	$(0.03)	$(0.02)	$(0.00)	$(0.19)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	44,854,700	44,854,700	44,854,700	44,854,700	50,561,120

See accompanying notes to Consolidated Financial Statements

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

(Expressed in US dollars)

	Shares	Par Value $0.001	Additional Paid-In Capital	Treasury Stock	Other Compre-hensive Income (Loss)	Deficit Accumulated During Exploration Stage	Stockholders’ Equity
Balance – October 12, 2004 - (inception)	-	$ -	$ -	$ -	$ -	$ -	$ -
Stock issued for cash – October 12, 2004	30,000,000	30,000	(25,000)	-	-	-	5,000
Foreign Currency Translation Adjustment	-	-	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-
Balance – October 31, 2004	30,000,000	30,000	(25,000)	-	(5)	-	4,995

Stock issued for cash – March 4. 2005 (1)	33,000,000	33,000	22,000	-	-	-	55,000
Foreign Currency Translation Adjustment	-	-	-	-	(2,787)	-	(2,787)
Net Loss	-	-	-	-	-	(13,780)	(13,780)
Balance – October 31, 2005	63,000,000	63,000	(3,000)	-	(2,792)	(13,780)	43,428

Equity Compensation -
Granted August 1, 2006	-	-	21,620	-	-	-	21,620
Deferred equity compensation	-	-	(18,918)	-	-	-	(18,918)
Stock issued for cash – August 10, 2006	10,854,700	10,855	10,843,845	-	-	-	10,854,700
Stock issued on conversion
of Debentures - August 10, 2006	1,000,000	1,000	999,000	-	-	-	1,000,000
Foreign Currency Translation Adjustment	-	-	-	-	496	-	496
Net Loss	-	-	-	-	-	(308,798)	(308,798)
Balance – October 31, 2006	74,854,700	74,855	11,842,547	-	(2,296)	(322,578)	11,592,528

Stock repurchased for cash -
November 6, 2006	(30,000,000)	-	-	(50,000)	-	-	(50,000)
Equity compensation expensed	-	-	10,808	-	-	-	10,808
Foreign Currency Translation Adjustment	-	-	-	-	1,295,785	-	1,295,785
Net Loss	-	-	-	-	-	(2,951,510)	(2,951,510)
Balance – October 31, 2007	44,854,700	74,855	11,853,355	(50,000)	$ 1,293,489	$ (3,274,088)	$ 9,897,611

Equity compensation expensed	-	-	8,110	-	-	-	8,110
Foreign Currency Translation Adjustment	-	-	-	-	(1,957,209)	-	(1,957,209)
Net Loss	-	-	-	-	-	(1,564,090)	(1,564,090)

Balance – October 31, 2008	44,854,700	$ 74,855	$ 11,861,465	$ (50,000)	$ (663,720)	$ (4,838,178)	$ 6,384,422

Cancellation of Treasury Stock	-	(30,000)	(20,000)	50,000	-	-	-
Equity compensation (note 3)	-	-	108,000	-	-	-	108,000
Foreign Currency Translation Adjustment	-	-	-	-	230,507	-	230,507
Net Loss	-	-	-	-		(4,913,700)	(4,913,700)

Balance – July 31, 2009	44,854,700	$44,855	$ 11,949,465	$ -	$ (433,213)	$ (9,751,878)	$ 1,809,229

(1) On May 6, 2006, the Company declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record date for the stock split was June 21, 2006. The stock split has been recorded retroactively.

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

(Expressed in US dollars)

	November 1, 2008 Through July 31, 2009	November 1, 2007 Through July 31, 2008	From Inception (October 12, 2004) Through July 31, 2009

Cash Flows from Operating Activities:
Net Loss	$(4,913,700)	$(1,252,101)	$(9,751,878)
Adjustments to reconcile net loss to
net cash used in operating activities:
Minority interest	(539,442)	(296,540)	(497,875)
Equity compensation expense	-	8,110	21,620
Loss on disposal of fixed assets	-	12,588	14,084
Depreciation	-	3,076	13,643
Impairment of oil & gas property	3,831,190	-	3,831,190
Changes in operating assets and liabilities:
Accounts receivable	101,955	(6,311)	(24,670)
Prepaid expenses and deposits	(8,683)	(1,808)	(17,805)
Accounts payable and accrued liabilities	848,179	(479,748)	1,245,670
Accounts payable to related party	(68,348)	(101,773)	35,516
Net Cash Used in Operating Activities	(748,849)	(2,114,507)	(5,130,505)
Cash Flows from Investing Activities:
Purchase of subsidiary, net of cash acquired	-	-	(3,049,148)
Oil and gas property costs during period	(2,038)	(63,757)	(144,866)
Proceeds of sale of property and equipment	-	9,642	9,760
Investment in short-term investments	(89,298)	-	(1,087,935)
Purchase of property and equipment	-	-	(37,369)
Net Cash Used in Investing Activities	(91,336)	(54,115)	(4,309,558)
Cash Flows from Financing Activities:
Repurchase of stock	-	-	(50,000)
Issue of convertible debentures	-	-	1,000,000
Sales of common stock	-	-	10,914,700
Net Cash Provided by Financing Activities	-	-	11,864,700
Effects of exchange on cash	271,838	(41,096)	(382,752)
Net (Decrease) Increase in Cash and Cash Equivalents	(568,347)	(2,209,718)	2,041,885
Cash and Cash Equivalents Balance, Beginning of Period	2,610,232	6,548,707	-
Cash and Cash Equivalents Balance, End of Period	$2,041,885	$4,338,989	$2,041,885
Supplemental Disclosures:
Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-
Non-cash financing activities:
Conversion of debentures into stock and warrants	$-	$-	$1,000,000

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

Significant Accounting Policies - These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), interim financial information with instructions to Form 10-Q, and Article 10 of Regulation S_X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. Actual results could differ from these estimates. In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as at July 31, 2009, the results of its operations for the three and nine month periods ended July 31, 2009 and 2008, and its cash flows for the three and nine months ended July 31, 2009 and 2008.

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

The Company has incurred operating losses and negative cash flows from its operating activities for the period ended July 31, 2009, and for the year ended October 31, 2008, and since inception.

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

1.	DESCRIPTION OF BUSINESS, AND SIGNIFICANT ACCOUNTING POLICIES (continued)

only to entities that elect the fair value option. Entities electing the fair value option would be required to recognize changes in fair value in earnings and are required to distinguish on the face of the balance sheet the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The fair value option may be applied instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”.

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP 107-1”) and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and require disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. Additionally, the guidance amends APB Opinion No. 28, “Interim Financial Reporting”, and requires those disclosures in summarized financial information at interim reporting periods. The provisions of FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 and therefore are effective for our third quarter in fiscal 2009. As FSP 107-1 and APB 28-1 relate specifically to disclosures, these standards have no impact on our financial position or results of operations other than disclosures already included in Note 7.

In May 2009, the FASB issued SFAS 165, “Subsequent Events”. SFAS 165 establishes principles and requirements for disclosure of subsequent events for an entity which provide additional evidence about conditions that existed at the date of the balance sheet. SFAS 165 requires that entities disclose the date through which subsequent events have been evaluated, and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. It is effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted SFAS 165 for its quarter ended July 31, 2009. Up to and including September 14, 2009, the date the financial statements were issued, there were no subsequent events requiring disclosure for the Company, other than the grant of stock options as disclosed in Note 3.

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

2.	OIL AND GAS PROPERTY COSTS

In the nine month period ended July 31, 2009, and the year ended October 31, 2008, the Company incurred property acquisition costs as follows:

	July 31, 2009	October 31, 2008
Balance, beginning of period	$ 3,685,522	$ 4,626,809

Costs incurred during the period	109,982	67,700
Exchange adjustments	35,686	(1,008,987)
Impairment	(3,831,190)	-
Balance, end of period	$ -	$ 3,685,522

LA LOCHE CLEARWATER DEVELOPMENT AUTHORITY

On October 15, 2008, Access signed a Joint Venture Agreement and an Impact Benefit Agreement (the “Agreements”) with La Loche Clearwater Development Authority. The Agreements were subject to the ratification by the aboriginal residents of the area (the La Loche “Community”) before they were effective. On February 14, 2009, the Community ratified the Joint Venture Agreement and the Impact Benefit Agreement signed by Access and the La Loche Clearwater Development Authority (“LLCDA”) on October 15, 2008. With the ratification of the Joint Venture Agreement and Impact Benefit Agreement between Access and LLCDA in February 2009, Access is considered to have secured another project and the 1,500,000 “Access Warrants” referred to in note 3 vested with their value capitalized to oil and gas property costs.

The Agreements allow Access to exclusively participate in the acquisition, exploration and development of certain surface and subsurface rights in and to approximately 3,000,000 hectares of La Loche Traditional Lands in north western Saskatchewan, north and west of the town of La Loche, Saskatchewan.

The terms of the Agreements are for twenty years from the date of signing (October 15, 2008), and automatically renew for consecutive terms of twenty years if Access provides notice of renewal to LLCDA before the expiration of the Agreements. Pursuant to the terms of the Agreements, Access paid Cdn$15,000 (approximately US$13,920) on the signing of the Agreements, and is obligated to pay to the LLCDA Cdn$75,000 (approximately US$69,600) at the start of each three-month period upon ratification of the Agreements (or Cdn$300,000 annually – approximately US$278,400). As well, Access is obligated to pay a 5% gross overriding royalty to LLCDA from the production of any Products. During the three and nine months ended July 31, 2009, the Company expensed Cdn$75,000 and $150,000 respectively (approximately US$69,600 and US$139,211 respectively) representing amounts payable to LLCDA after ratification.

IMPAIRMENT OF OIL AND GAS PROPERTY COSTS

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

Management assessed the impact of the April 30, 2009 announcement on the Company’s financial position and results of operation, and determined that the Company’s oil and gas property costs capitalized had been impaired requiring a write-down to the fair value of the asset ($nil) and accordingly, these capitalized costs were written down to $nil during the second quarter ended April 30, 2009. The fair value of the asset was determined with reference to the value of the monetary consideration for the proposed transaction for two-thirds of its 75% interest in Access as $1. To the extent that any costs incurred for Access projects would otherwise be capitalized as oil and gas property costs when they are incurred, such costs will be expensed by the Company.

3.	STOCKHOLDERS’ EQUITY AND LOSS PER SHARE CALCULATION

There are 1,500,000 Warrants outstanding, which were issued as part of the consideration for the purchase of the subsidiary, Access Energy. Referred to as the “Access Warrants”, each of these 1,500,000 Access Warrants is exercisable for five years commencing August 3, 2007 and entitles the holder to purchase one share of Common Stock at $2.00 per share. The Access Warrants were granted in consideration for the future acquisition of an additional project other than the A10 Project, which, at the time of the acquisition of Access had not been secured. The Access Warrants did not vest until Access secured an additional project. The Access Warrants vested with the ratification of the Agreements with LLCDA (see Note 2) on February 14, 2009, and the fair value of the Access Warrants was calculated on the date of vesting (February 14, 2009) using the Black-Scholes method with the following assumptions:

Dividend yield	$0
Expected volatility	101.34
Risk-free interest rate	1.69
Expected lives	3.5 years
Weighted average fair value of options issued	$0.072

The fair value of the Access Warrants of $108,000 has been capitalized to oil and gas property costs with a credit to Additional Paid-In Capital in the quarter ended April 30, 2009.

Loss per share calculation

The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the three and nine months ended July 31, 2009, 1,500,000 options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. For the three and nine months ended July 31, 2008, there were 14,054,700 options and warrants excluded from the computation of diluted earnings per share because their effect would be anti-dilutive. From October 12, 2004 (inception) to date, there are 1,500,000 options and warrants excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

Cancellation of Approval for Stock Option Grants

On April 30, 2009, the Company announced that the Board of Directors rescinded its February 15, 2008 approval of the granting of stock options to directors, officers and consultants to the Company for options representing 2.2 million shares. These options, described in note 3 to the financial statements for the year ended October 31, 2008 as filed on Form 10-K, and amended May 29, 2009, had not been granted and were pending the approval of the amended 2008 Company Stock Option Plan by the stockholders at the Company’s next annual general meeting.

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

Grant of Stock Options Subsequent to Quarter End

On August 5, 2009, the Board of Directors approved the granting of stock options to certain directors, officers and consultants to the Company for options representing 1,900,000 common shares. The exercise price of the options is $0.25, and the term is five years, with 50% vesting immediately, 25% vesting on the first year anniversary of the grant, and 25% vesting on the second anniversary of the grant. The granting of these options is subject to the approval of the amended 2008 Company Stock Option Plan by the stockholders at the Company’s next annual general meeting. The options, once granted, will be valued using Black-Scholes, and the resulting expense recorded over the vesting period or vesting conditions.

4.	RELATED PARTY TRANSACTIONS

During the three and nine month periods ended July 31, 2009, Coniston Investment Corp. (“Coniston”) charged Access management fees of Cdn$40,000 and $136,667 respectively (approximately US$37,120 and US$126,840 respectively) plus Goods and Services Tax (5%) which is included in the consolidated statement of operations for the services of Paul A. Parisotto as President and CEO of Access. No amounts were payable to Coniston at July 31, 2009 (October 31, 2008 - Cdn$57,408 or US$53,279). These amounts were due on demand and were non-interest bearing and unsecured.

5.	COMPREHENSIVE INCOME

Foreign currency translation adjustments for the three and nine month periods ended July 31, 2009 are net of tax of $Nil. Foreign currency translation adjustments for the three and nine month periods ended July 31, 2008 are net of tax of $Nil. Foreign currency translation adjustments for the period from inception to July 31, 2009 are net of tax of $Nil.

6.	COMMITMENTS

Other than the commitments to LLCDA described in Note 2, there was no significant change in the Company’s commitments during the nine month period ending July 31, 2009.

7.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, and accounts payable with related parties. The estimated fair values of the financial instruments have been determined based on the Company’s assessment of available market information and appropriate valuation methodologies; however, these estimates may not necessarily be indicative of the amounts that could be realized or settled in a market transaction. The fair values of financial instruments generally approximate their book amounts due to the short-term maturity of these instruments at July 31, 2009 and October 31, 2008. The Company has no derivative instruments.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Unless the context otherwise requires, all references in this report to "Blacksands", "the Company", "we", "us" or "our" refer to both Blacksands and Access.  In our consolidated financial statements, this management's discussion and analysis and elsewhere in this report, unless otherwise noted, we include 100% of the accounts of Access from the date of acquisition of August 3, 2007.  For a discussion of our principles of consolidation, see Note 1 to the audited consolidated financial statements included in our annual report on amended Form 10-K filed with the U.S. Securities and Exchange Commission on May 29, 2009. The following is management’s discussion and analysis of certain significant factors, which have affected our financial position and operating results during the periods included in the accompanying unaudited interim consolidated financial statements and it should be read in conjunction with our unaudited consolidated financial statements for the three and nine month period ended July 31, 2009 as well as our audited consolidated financial statements for the year ended October 31, 2008.

Highlights

On October 15, 2008, Access signed a Joint Venture Agreement and an Impact Benefit Agreement (the “Agreements”) with La Loche Clearwater Development Authority. The Agreements were subject to the ratification by the aboriginal residents of the area (the La Loche “Community”) before they were effective. On February 14, 2009, the Community ratified the Joint Venture Agreement and the Impact Benefit Agreement signed by Access and the La Loche Clearwater Development Authority (“LLCDA”) on October 15, 2008. With the ratification of the Joint Venture Agreement and Impact Benefit Agreement between Access and LLCDA in February 2009, Access is considered to have secured another project and the 1,500,000 “Access Warrants” referred to in Note 3 to the interim financial statements for the period ended July 31, 2009 vested with their value capitalized to oil and gas property costs.

The terms of the Agreements are for twenty years from the date of signing (October 15, 2008), and automatically renew for consecutive terms of twenty years if Access provides notice of renewal to LLCDA before the expiration of the Agreements. Pursuant to the terms of the Agreements, Access paid Cdn$15,000 (approximately US$13,920) on the signing of the Agreements, and is obligated to pay to the LLCDA Cdn$75,000 (approximately US$69,600) at the start of each three-month period upon ratification of the Agreements (or Cdn$300,000 annually – approximately US$278,400). As well, Access is obligated to pay a 5% gross overriding royalty to LLCDA from the production of any Products.

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

Management assessed the impact of the April 30, 2009 announcement on the Company’s financial position and results of operation, and determined that the Company’s oil and gas property costs capitalized had been impaired requiring a write-down to the fair value of the asset ($nil) and accordingly, these capitalized costs were written down to $nil during the second quarter ended April 30, 2009. The fair value of the asset was determined with reference to the value of the monetary consideration for the proposed transaction for two-thirds of its 75% interest in Access as $1. To the extent that any costs incurred for Access projects would otherwise be capitalized as oil and gas property costs when they are incurred, such costs will be expensed by the Company.

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

As at July 31, 2009, the Company had paid or accrued a total of approximately Cdn$3,098,500 (approximately US$2,875,640) to the BRDN and is committed to further payments totalling in the aggregate of approximately Cdn$25,000,000 over the term of the agreement which expires in 2027. Access was to make a payment to the BRDN for approximately Cdn$1,100,000 (approximately US$1,020,880) no later than May 24, 2009. This payment was not made, as Access is currently negotiating with BRDN for a deferral of any payments for 12 months, however, the amount has been accrued in the records of the Company for the period ended July 31, 2009.

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

The terms of the Agreements are for twenty years from the date of signing (October 15, 2008), and automatically renew for consecutive terms of twenty years if Access provides notice of renewal to LLCDA before the expiration of the Agreements. Pursuant to the terms of the Agreements, Access paid Cdn$15,000 (approximately US$13,920) on the signing of the Agreements, and is obligated to pay to the LLCDA Cdn$75,000 (approximately US$69,600) at the start of each three-month period upon ratification of the Agreements (or Cdn$300,000 annually – approximately US$278,400). As well, Access is obligated to pay a 5% gross overriding royalty to LLCDA from the production of any Products.

Access has accrued Cdn$150,000 (approximately US$139,200) for amounts due since the ratification of the Agreements. The amounts are unpaid as at July 31, 2009. Access is currently negotiating with LLCDA for a deferral of any payments for 12 months.

Selected Consolidated Financial Information of Blacksands

	As At July 31, 2009	As At October 31, 2008
Current Assets	$3,097,105	$3,558,133
Total Assets	$3,097,105	$7,243,655
Current Liabilities	$1,287,876	$374,230
Minority Interest	$-	$485,003
Stockholders’ Equity	$1,809,229	$6,384,422

Consolidated Results of Operations

For the period ended July 31, 2009, and since our inception on October 12, 2004, we have not generated any revenue.

We incurred a net loss of $5,453,142 before minority interest and taxes for the nine months ended July 31, 2009 compared to a net loss of $1,548,641 for the nine months ended July 31, 2008. Of the net loss of $5,453,142 for the nine months ended July 31, 2009, $3,831,190 related to an impairment of oil and gas property described in note 2 to the interim financial statements.

We incurred total operating expenses of $1,635,669 for the nine months ended July 31, 2009, as compared to total operating expenses of $1,674,457 for the nine months ended July 31, 2008. These expenses consisted of general operating expenses incurred in connection with the day-to-day operations of our business, the preparation and filing of our periodic reports, and costs associated with exploration activities for our 75% owned subsidiary, Access Energy Inc.

The significant operating expenses include professional fees of $431,820 for the nine months ended July 31, 2009 incurred in connection with filing of periodic reports, SEC compliance filings, legal, audit and accounting fees, and general corporate matters as compared with professional fees of $352,601 for the comparative period of July 31, 2008. The office and administration expenses of $91,028 for the nine months ended July 31, 2009 include rent, telephone and other office expenses, net of recovered Canadian Goods and Services Tax, as compared to office and administration expenses of $135,277 for the nine months ended July 31, 2008. The management and directors’ fees of $148,067 for the nine months ended July 31, 2009 includes the directors’ fee and Coniston’s management fee, compared to management and directors’ fees of $251,732 for the comparative period. The decrease is mostly due to a reduction in the management fee of Coniston Investment Corp. for the management of the 75% owned subsidiary, Access Energy Inc.

During the nine months ended July 31, 2009, we incurred exploration expenses of $964,754 compared to exploration expenses of $919,183 for the nine months ended July 31, 2008. To date for the nine months ended July 31, 2009, Access has not made any payments to the BRDN under the Agreements for the A10 Project, compared to payments made in the first nine months of the comparative period although amounts have been accrued pursuant to the joint venture and Impact Benefit agreements. The exploration expenses include costs associated with maintaining the Company’s interest in the A10 Project as well as costs to investigate the acquisition of additional projects which are not expected to yield a new acquisition project for the Company. The exploration expenses also include costs associated with the Access’ agreement with the LLCDA under agreements ratified in February 2009.

We earned total interest income of $69,957 for the nine months ended July 31, 2009, as compared to total interest income of $117,539 for the nine months ended July 31, 2008. The interest for the quarters ended July 31, 2009 and 2008 was earned from the investment of proceeds of a private placement of our common stock and common stock purchase warrants in 2006, which remained in interest bearing instruments during the above periods, and which balance has diminished since the acquisition of Access in August 2007 with ongoing operations. Declining interest rates as well as a reduced balance of interest bearing instruments has reduced our interest income.

We recorded an expense of $54,439 in the nine months ended July 31, 2009 as funding on behalf of the minority stockholder (represents a charge to the Company for 25% of capital advanced to Access in February 2008, and used by Access in the nine months from November 1, 2008 to July 31, 2009). For the nine months ending July 31, 2008, we charged an amount of $306,649 for use by Access of capital advanced. The difference year over year is as a result of significantly decreased maintenance costs for the A10 Project in the current year to date.

The minority interest amount of $539,442 for the nine months ended July 31, 2009 includes the recovery of minority interest balances of $497,279 due to the impairment of the investment in oil and gas property, plus the minority interest’s 25% share of the losses incurred by Access from November 1, 2008 to July 31, 2009. This is compared to a minority interest amount of $296,540 for the nine months ended July 31, 2008, which represents solely the 25% share of operating losses incurred by Access.

The loss from foreign currency exchange of $1,801 at July 31, 2009 arose as a result of fluctuations in the exchange rate on US-denominated transactions in the quarter. The gain of July 31, 2008 figure of $314,926 reflects foreign currency adjustments arising from having the majority of the Company’s cash and investments denominated in US dollars while its functional currency is the Canadian dollar.

Our total comprehensive income for the nine months ended July 31, 2009 was $230,507, compared to total comprehensive loss of $634,250 for the nine months ended July 31, 2008, and a total comprehensive income of $433,213 from inception on October 12, 2004 to July 31, 2009.

Professional fees of $140,264 for the three months ended July 31, 2009 were incurred in connection with filing of periodic reports, SEC compliance filings, legal, audit and accounting fees, and general corporate matters as compared with professional fees of $91,056 for the comparative period of July 31, 2008. The office and administration expenses of $29,165 for the three months ended July 31, 2009 include rent, telephone and other office expenses, as compared to office and administration expenses of $34,691 for the three months ended July 31, 2008, with reduced rent accounting for most of the difference. The management and directors’ fees of $45,271 for the three months ended July 31, 2009 includes the directors’ fee and Coniston’s management fee, compared to management and directors’ fees of $78,855 for the comparative period, as a result of the reduced management fee for Coniston starting January 1, 2009.

Net cash used in operating activities was $748,849 for the nine months ended July 31, 2009, compared to $2,114,507 for the nine months ended July 31, 2008, reflecting a significant reduction in cash outflows for operations in this period, primarily as a result of only minimal costs for oil and gas exploration being paid for the nine months ended July 31, 2009. The net cash used in operating activities was $5,130,505 for the period from inception on October 12, 2004 to July 31, 2009.

Net cash used in investing activities for the nine months ended July 31, 2009 was $91,336, compared to net cash used in investing activities of $54,115 for the nine months ended July 31, 2008 and $4,309,558 for the period from inception on October 12, 2004 to July 31, 2009. The significant majority of the net cash used in investing activities for the nine months ended July 31, 2009 was the investment of cash into short-term investments with original maturities greater than three months.

As of July 31, 2009, the combined companies had cash and cash equivalents on hand of $2,041,885, and short-term investments of $1,033,471. The Company believes this amount to be sufficient to fund the Company’s general and administrative costs for the next twelve months. Assuming the sale of two-thirds of its interest in Access is completed, Blacksands will be relieved of its obligation to fund the operations of Access.

In the interim, the Company is closely monitoring its cash balances and is minimizing its use of cash as much as possible.

The Company has incurred losses, and does not believe the Company has any tax liabilities for the years 2004 to 2008 inclusive. The preparation of the income tax returns is in process, and we expect to have them completed and filed as soon as possible.

Grant of Stock Options Subsequent to Quarter End

On August 5, 2009, the Board of Directors approved the granting of stock options to certain directors, officers and consultants to the Company for options representing 1,900,000 common shares. The exercise price of the options is $0.25, and the term is five years, with 50% vesting immediately, 25% vesting on the first year anniversary of the grant, and 25% vesting on the second anniversary of the grant. The granting of these options is subject to the approval of the amended 2008 Company Stock Option Plan by the stockholders at the Company’s next annual general meeting. The options, once granted, will be valued using Black-Scholes, and the resulting expense recorded over the vesting period or vesting conditions.

Critical Accounting Policies

Significant Accounting Policies - These interim unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of financial statements in accordance with GAAP requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the interim consolidated financial statements, and revenues and expenses during the reporting period. In the opinion of the Company’s management, all adjustments (all of which are normal and recurring) that have been made are necessary to fairly state the consolidated financial position of the Company and its subsidiaries as at July 31, 2009, the results of its operations for the three and nine month periods ended July 31, 2009 and 2008, and its cash flows for the three and nine months ended July 31, 2009 and 2008.

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

The Company has incurred operating losses and negative cash flows from its operating activities for the period ended July 31, 2009, and for the year ended October 31, 2008, and since inception.

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

As of October 31, 2008, the Company determined that there was no impairment of its oil and gas property costs based on current conditions, including consideration of the price of oil, the remaining length of time of the joint venture agreements, the availability of the oilsands exploratory permits, and the Company’s intentions to continue to focus on the exploration of the A10 Project and the La Loche Project.

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

In April 2009, the FASB issued FASB Staff Position No. 107-1 and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and require disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. Additionally, the guidance amends APB Opinion No. 28, “Interim Financial Reporting”, and requires those disclosures in summarized financial information at interim reporting periods. The provisions of FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 and therefore are effective for our third quarter in fiscal 2009. As FSP 107-1 and APB 28-1 relate specifically to disclosures, these standards have no impact on our financial position or results of operations other than disclosures already included in Note 7 to the consolidated financial statements for July 31, 2009.

In May 2009, the FASB issued SFAS 165, “Subsequent Events”. SFAS 165 establishes principles and requirements for disclosure of subsequent events for an entity which provide additional evidence about conditions that existed at the date of the balance sheet. SFAS 165 requires that entities disclose the date through which subsequent events have been evaluated, and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. It is effective for interim or annual financial periods ending after June 15, 2009. The Company has adopted SFAS 165 for its quarter ended July 31, 2009. Up to and including September 14, 2009, the date the financial statements were issued, there were no subsequent events requiring disclosure for the Company, other than the grant of stock options as disclosed in Note 3 to the interim financial statements for the period ended July 31, 2009.

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

Liquidity and Capital Resources

As of July 31, 2009, the combined companies had cash and cash equivalents on hand of $2,041,885 and short-term investments of $1,033,471.

Revenues

Neither we, nor Access have had any revenue since our respective inceptions.

Net Cash Used In Operating Activities

The Company used $748,849 in operating activities in the nine months, compared to $2,114,507 for the comparative period which included approximately $919,000 of oil and gas exploration costs. Since inception (October 12, 2004), $5,130,505 has been used in operating activities.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the nine months ended July 31, 2009 was $91,336, compared to net cash used in investing activities of $54,115 for the nine months ended July 31, 2008 and $4,309.558 for the period from inception on October 12, 2004 to July 31, 2009. The majority of the net cash used in investing activities for the quarter ended July 31, 2009 was the investment of cash into short-term investments with original maturities greater than three months.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended July 31, 2009 and July 31, 2008 was $nil. Since inception October 12, 2004, $11,864,700 of cash has been provided from financing activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

Other than the commitments to LLCDA described in Note 2 to the interim financial statements, there was no significant change in the Company’s commitments during the quarter ending July 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

While the Company’s reporting currency is U.S. dollars, the Company’s principal executive offices and its principal exploration property, the A10 Project, are located in Canada, and most of its contractual obligations are payable in Canadian dollars. For this reason, the Company is subject to Canada-U.S. exchange rate risk. The Company considers the amount of risk to be manageable and does not currently, nor is it likely in the foreseeable future to, conduct hedging to reduce its exchange rate risk. A hypothetical 10% increase in the value of one Canadian dollar expressed in U.S. dollars during the nine months ended July 31, 2009 would have caused an approximate $1,116,600 increase in the Company’s expenses for the period, and an equivalent decrease in the value of one Canadian dollar would have caused a $1,116,600 decrease in the Company’s expenses for the period, largely as a result of the write-down of the oil and gas property costs at July 31, 2009. A hypothetical 10% increase in the value of one Canadian dollar expressed in U.S. dollars during the nine months ended July 31, 2009 would have caused an approximate $545,000 increase in the Company’s other comprehensive loss and a corresponding decrease in stockholders’ equity for the period, and an equivalent decrease in the value of one Canadian dollar would have caused a $545,000 decrease in the Company’s other comprehensive loss and a corresponding increase in stockholders’ equity for the period.

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

During the period, and effective August 1, 2009, the compensation paid to the Chief Financial Officer, Rick Wilson, pursuant to his consulting agreement with the Company was reduced to Cdn$2,500 per month (approximately US$2,320).

On September 11, 2009, the Board of Directors appointed Mark Holcombe, currently the Company’s President and CEO, to also act as the interim Chief Financial Officer for the foreseeable future in the place of Rick Wilson who is temporarily unable to fulfill his duties. There will be no additional compensation payable to Mr. Holcombe to fulfill this interim role.

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

Date: September 14, 2009	BLACKSANDS PETROLEUM, INC. By: /s/ Mark Holcombe Name: Mark Holcombe Title: Chief Executive Officer (Principal Executive Officer)

By: /s/ Mark Holcombe Name: Mark Holcombe Title: Interim Chief Financial Officer (Principal Financial Officer)