Form 10-K
period 2009-10-31
BLACKSANDS PETROLEUM, INC.
filed 2010-01-28
CIK 1308137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2009
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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company, as defined in Rule 12b-2 of the Exchange Act.   Yes ☐   No ☒

The aggregate market value of the Common Stock of the registrant’s common equity (both voting and non-voting) held by non-affiliates, based on the closing price of $1.10 as quoted on the OTCBB, on January 26, 2010, is $49,340,170. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

Common Shares outstanding as of October 31, 2009:	44,854,700

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

Although we believe that the expectations reflected in these forward-looking statements are based on reasonable assumptions, there are a number of risks and uncertainties that could cause actual results to differ materially from such forward-looking statements. These factors include among others:

•	Risks associated with conventional and unconventional oil and gas exploration and operations;
•	Our ability to raise capital to fund capital expenditures;
•	Our ability to find, acquire, market and develop conventional and unconventional oil and gas properties;
•	Receipt of all necessary rights, permits and licenses to carry out work;
•	Oil and gas price volatility;
•	Uncertainties in the estimation of oil and gas reserves;
•	Operating hazards attendant to the conventional and unconventional oil and gas business;
•	Actions or inactions of third-party operators of our properties;
•	Our ability to find and retain skilled personnel;
•	Regulatory developments;
•	Environmental risks; and
•	General economic conditions.

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

CURRENCY AND EXCHANGE RATES

Unless otherwise indicated, references in this Form 10-K to “Cdn.$” and Canadian dollars are to the lawful currency of Canada, and references to “US$” and “United States dollars” are to the lawful currency of the United States.

On January 26, 2010, the noon rate of exchange for one Canadian dollar in United States dollars as reported by the Bank of Canada was Cdn $1.00 = US$0.9429.

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

Twelve months ended October 31,
	2009	2008	2007	2006	2005

High	1.3000	$1.1030	$1.0527	$0.9100	$0.8613
Low	1.0292	$0.7695	$0.8437	$0.8361	$0.7872
Period End	1.0819	$0.8302	$1.0527	$0.8907	$0.8474
Average	1.1693	$1.0269	$0.9068	$0.8827	$0.8216

PART I

ITEM 1.	DESCRIPTION AND DEVELOPMENT OF BUSINESS

Name and Incorporation

Blacksands Petroleum, Inc. was formed under the laws of the State of Nevada on October 12, 2004.

Our principal business office, which also serves as our administration and financing office, is located in Canada at 401 Bay Street, Suite 2700, PO Box 152, Toronto, Ontario, Canada M5H 2Y4, and our telephone number there is (416) 359-7805.

We own 75% of the issued and outstanding shares of our operating subsidiary, Access Energy Inc. (“Access” or “Access Energy”) and 100% of Blacksands Petroleum Texas LLC (“BSPE Texas”). Access is a private company, formed under the laws of Ontario, Canada on August 26, 2005, and BSPE Texas was formed under the laws of Texas on November 9, 2009.

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

To further our business plan, on May 6, 2006, we issued $1 million of convertible debentures to two non-affiliates on a private placement basis in reliance on Regulation D under the United States Securities Act of 1933, as amended (the “Securities Act”). Effective August 9, 2006, the debentures were converted into an aggregate of 1,000,000 units (“Units”). Each Unit consisted of one share of our common stock and one common stock purchase warrant to purchase a share of our common stock at a price of $3.00 per share at any time during the two year period that commenced on October 1, 2006. The 1,000,000 warrants expired September 30, 2008.

Also on August 9, 2006, we issued an aggregate of 10,854,700 Units at $1 per Unit to 49 persons on a private placement basis in reliance on Section 4(2), Regulation D or Regulation S under the Securities Act. We derived total gross proceeds of $10,854,700 from this sale of Units which was placed into a restricted cash escrow account pending our making a strategic acquisition in the unconventional oil industry. Each Unit consisted of one share of our common stock and one common stock purchase warrant to purchase a share of our common stock at a price of $3.00 per share at any time during the two year period that commenced on October 1, 2006. The 10,854,700 warrants expired September 30, 2008.

On November 6, 2006, the Company purchased 30,000,000 shares of common stock from Darren Stevenson, the President & CEO, CFO and a director of the Company at the time, for $50,000 cash in accordance with the terms of the stock repurchase agreement. The 30,000,000 shares of common stock repurchased have been cancelled.

On August 3, 2007, pursuant to a Common Stock Purchase Agreement (“Purchase Agreement”), we purchased (the “Purchase”) 600 newly issued shares of common stock of Access, representing 75.0% of its common stock for an aggregate sum of Cdn$3,427,935.23 (approximately US$3,213,000), and common stock purchase warrants to acquire 1,500,000 of our shares of common stock. Prior to the Purchase, we considered ourselves a “shell” company as that term is defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). By consummating the Purchase, we succeeded at our business plan which was to enter the unconventional petroleum industry by acquiring a suitable target company. The unconventional petroleum industry is generally understood to mean the recovery of oil from oil sands or tar sands together with natural gas deposits located in proximity to the oil sands.

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

As Access’ negotiations with the BRDN continued, it sought an amendment to the Joint Venture Agreement (the “Amendment”) which would grant it exclusive and enforceable rights to conduct exploration and development on the BRDN’s traditional land. To assist the negotiations with the BRDN, and to fulfill one of their negotiating requirements, on May 17, 2007, we placed Cdn$250,000 into escrow along with a loan agreement (“Loan Agreement”) and a promissory note (“Note”), which evidenced Access’ obligations to us. By the terms of the Loan Agreement, if we consummated the Purchase, the proceeds of the loan would be paid to Access as part of the purchase price and the Note would be cancelled. The escrow agreement provided that unless we and Access issued joint written instructions to release the funds to Access by June 1, 2007, the escrow agent was to return the funds to us and destroy the Note and Loan Agreement. On June 11, 2007, the escrow agent released Cdn$100,000 of the loan proceeds to the BRDN (through Access) which was used to pay for work performed by BRDN contractors and an additional $125,000 on August 2, 2007. Copies of the Loan Agreement, Note, and Escrow Agreement are incorporated by reference as Exhibits 10.6, 10.7 and 10.8 respectively. On the closing date, we consummated the Purchase of Access, and the funds remaining in the Escrow Account were released to Access as part of the purchase price.

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

On May 24, 2007, our representatives and those from Access and the BRDN attended a signing ceremony for the Impact/Benefit Agreement (incorporated by reference as Exhibit 10.14) signed by the BRDN and the A10 Project (as described below) which was further amended on March 17, 2008 (incorporated by reference as Exhibit 10.14.1).

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

In connection with its entry into the Joint Venture Agreement with the BRDN, Access paid the BRDN Cdn$375,000 as a non-refundable deposit. An additional $125,000 was paid to the BRDN upon Access receiving standard post closing documents. On Access’ behalf, BRDN contractors performed work such as road construction. At the closing date of the Purchase of Access, Access owed such contractors approximately Cdn$189,000 for such work which was paid for out of the purchase price.

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

As at October 31, 2009, the Company had paid or accrued a total of approximately Cdn$3,098,500 (approximately US$2,864,000) to the BRDN and is committed to further payments totalling in the aggregate of approximately Cdn$24,000,000 over the 20-year term of the agreement.

On October 15, 2008, Access signed a Joint Venture Agreement and an Impact Benefit Agreement incorporated by reference herein as Exhibit 10.16 (the “Agreements”) with La Loche Clearwater Development Authority. The Agreements were subject to the ratification by the aboriginal residents of the area (the La Loche “Community”) before they became effective.

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

The terms of the Agreements are for twenty years from the date of signing (October 15, 2008), and automatically renew for consecutive terms of twenty years if Access provides notice of renewal to LLCDA before the expiration of the Agreements. Pursuant to the terms of the Agreements, Access paid Cdn$15,000 (approximately US$12,500) on the signing of the Agreements, and is obligated to pay to the LLCDA Cdn$75,000 (approximately US$62,300) at the start of each three-month period upon ratification of the Agreements (or Cdn$300,000 annually – approximately US$277,300). The amounts of Cdn$300,000 (approximately US$277,300) for the periods from February 14, 2009 to October 31, 2009 have been accrued but not paid. As well, Access is obligated to pay a 5% gross overriding royalty to LLCDA from the production of any Products.

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

The Company announced in April 2009 that it plans to sell 2/3rds of its interest in Access to the minority shareholder of Access, and to seek stockholder approval for this disposition at the next annual general meeting of stockholders.

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

Stockholders Agreement

As a condition to the Purchase, we entered into a Unanimous Stockholders Agreement (the “Stockholders Agreement”) with Access and Mr. Burden (we, Mr. Burden and any future stockholder is a “Stockholder”). During the term of the Stockholders Agreement, and except as described below, no Stockholder can transfer, sell, assign or otherwise dispose (each a “Transfer”) of any of their shares of Access’ common stock shares other than pursuant to the terms of the Stockholders Agreement and any Transfers in violation of the Stockholders Agreement are null and void. The Stockholders Agreement is incorporated by reference herein as Exhibit 10.10.

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

Acquisition of J.E. Pettus Gas Unit (known as “Cabeza Creek Field”) November 2009

In late fiscal 2009, and with the planned disposition of 75% of the Company’s interest in Access Energy, the Board approved the purchase of a gas property in Texas. Effective November 9th, 2009, the Company purchased, for approximately US$430,000 including legal and other costs, through its newly-formed Texan subsidiary, Blacksands Petroleum Texas, LLC (“BSPE Texas”), the J.E. Pettus Gas Unit located in Goliad County, Texas, previously owned by Pioneer Natural Resources USA, Inc. The Gas Unit includes four (4) active gas wells and 24 non producing gas wells located on 3688.77 acres in Goliad County, Texas. The interest acquired by BSPE Texas is 100% all right, title and interest from the surface to 8,500 feet below the surface and 10.67% below 8,500 feet. The other interest owners with rights below 8,500 feet beneath the surface are: XTO Energy Inc. with a 35% interest, ConocoPhillips Company with a 45.67% interest, and Anadarko Petroleum Corp. with a 8.66% interest. We are operator of all depth rights. The gas and oil production is from conventional Gulf Coast sand-stone formations. The Company intends to retain the services of NRG Assets Management, LLC - a third party Texas-registered contract operating company - to facilitate regulatory and administrative requirements for this Gas Unit for a monthly fee of US$500 per gas well, as well as the services of a consultant to act as Director of Operations of the gas wells for a monthly fee of US$8,000.

The Gas Unit was purchased with the objective of providing cash flow to the Company in the near and long term, to enhance stockholder value of the Company, with the Company intending to increase production through (i) reworking and recompleting existing oil and gas wells, (ii) utilization of industry technology such as compression and artificial lift, and (iii) further exploration in order to define additional reserves.

Business Objectives of the Company

Blacksands’ mission, is to acquire, explore, and develop oil and gas properties in North America. Through our investment in Access Energy, we are focused on the exploration, delineation, and ultimate exploitation of bitumen on the A10 Project, and completion of the acquisition of surface rights with the La Loche Clearwater Development Authority to explore the traditional lands of La Loche in northwestern Saskatchewan.

In addition, with the recent acquisition of the J.E. Pettus Gas Unit, the Company is focused on acquiring producing conventional and unconventional oil and gas fields with development, exploitation and exploration upside located in North America. The Company has been structured to acquire and operate these fields with experienced Gulf Coast operators and exploration specialists.

Corporate Strengths

We believe that we have the following business strengths that will enable us to achieve our objectives:

•	our management team has direct conventional and unconventional resource industry experience; This includes operations, exploration and production experience in the United States and Canada.
•	we have a Joint Venture and Impact/Benefit Agreement (amended) with the BRDN covering approximately 3,000,000 acres of their traditional land in northwestern Saskatchewan;
•

we have entered into a Joint Venture Agreement and an Impact Benefit Agreement with the La Loche Clearwater Development Authority, covering approximately 3,000,000 hectares of their traditional land in northwestern Saskatchewan; and,

•	We purchased the J.E. Pettus Gas Unit located in Goliad County, Texas which includes four (4) active gas wells and 24 non producing gas wells located on 3688.77 acres in Goliad County, Texas.

Number of Employees

The Company has no employees. All work is done by contractors.

Competition

The petroleum industry is highly competitive. See “Risk Factors.” We compete with other exploration and early stage operating companies for financing from a limited number of investors prepared to make investments in junior companies exploring for conventional and unconventional oil and gas resources. The presence of competing oil and gas exploration companies, both major and independent, may impact our ability to raise additional capital in order to fund our exploration program if investors are of the view that investments in competitors are more attractive based on the merit of the properties under investigation, and the price of the investment offered to investors.

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

Rights of the BRDN and LLCDA to Surface and Subsurface Access of Land

Treaty 10, which applies to the traditional lands of the BRDN Nation and the Project Land, recognizes the BRDN’s right to control surface access to their land. Current law reserves the right of the Province of Saskatchewan (the “Province”) to grant rights to access the subsurface of the BRDN’s land. Any subsurface rights granted by the Province would be encumbered by the BRDN who control surface access rights, which have been granted exclusively to Access pursuant to the Joint Venture Agreement and Amendments, and the Impact/Benefit Agreement and its amendment of March 17, 2008 incorporated by reference herein as Exhibits 10.14 and 10.14.1 respectively. The

BRDN are a nation of over 1,500 people whose traditional land encompasses 85,800 square miles within the area of Treaty 10 (“Treaty 10”).

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

The LLCDA has unextinguished Aboriginal Rights and Title to both the surface and the minerals, including all hydrocarbons within its Traditional Lands, located within an area governed by a treaty with the Canadian federal government (Treaty 8) as well as Treaty 10 territory. The Joint Venture and Impact Benefit Agreements of October 15, 2008 set out the obligations and commitments of Access with regard to respecting the La Loche traditional way of life, culture, livelihood, and the environment and ecosystems of the La Loche traditional lands. Without an IBA, a subsurface rights holder would not be able to gain access to the land in order to carry out exploration, development or production activities.

Environmental Regulations

The oil and gas industry is heavily regulated. See “Risk Factors.” This industry is also subject to regulation and intervention by governments in such matters as land tenure, royalties, taxes including income taxes, government fees, production rates, environmental protection controls, the reduction of greenhouse gas emissions, the export of crude oil, natural gas and other products, the awarding or acquisition of exploration and production, oil sands or other interests, the imposition of specific drilling obligations, control over the development and abandonment of fields and mine sites (including restrictions on production) and possibly expropriation or cancellation of contract rights.

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

Other Government Regulations

Our business is affected by numerous laws and regulations, including energy, conservation, tax and other laws and regulations relating to the energy industry. Any extraction operations will require permits or authorizations from federal, provincial or local agencies. See “Risk Factors.”

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

As an enterprise engaged in the business of conventional and unconventional oil and gas extraction and development, the business of acquiring, developing and producing oil and gas reserves is inherently risky. This section is organized as follows:

•	Risks related to our business;
•	Risks related to our financial condition;
•	Risks relating to our industry; and
•	Risks related to our common stock.

Risks Related To Our BSPE Texas Business

A substantial or extended decline in oil and natural gas prices or demand for oil and gas products may adversely affect our business, financial condition, cash flow, liquidity or results of operations and our ability to meet our capital expenditure obligations and financial commitments and to implement our business strategy.

The price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital, and future rate of growth. Recent extremely high prices have affected the demand for oil and gas products, and that demand has declined on a worldwide basis. If the decline in demand continues, the ability of the Company to command higher prices for its oil and gas products will be endangered. Oil and natural gas are commodities, and, therefore, their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile. These markets will likely continue to be volatile in the future. The prices we receive for our production, and the levels of our production, and the revenue we will receive, depend on numerous factors beyond our control. These factors include the following:

▪	changes in global supply and demand for oil and natural gas;
▪	the actions of the Organization of Petroleum Exporting Countries (“OPEC”) and other organizations and government entities;
▪	the price and quantity of imports of foreign oil and natural gas;
▪

political conditions and events worldwide, including rules concerning production and environmental protection, and political instability in countries with significant oil production such as the Congo and Venezuela, all affecting oil-producing activity;

▪	the level of global oil and natural gas exploration and production activity;
▪	the short and long term levels of global oil and natural gas inventories;
▪	weather conditions;
▪	technological advances affecting the exploitation for oil and gas, and related advances for energy consumption; and
▪	the price and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease our revenues on a per unit basis but may also reduce the amount of oil and natural gas that we can produce economically. A substantial or extended decline in oil or natural gas prices is likely to materially and adversely affect our future business, financial condition, results of operations, liquidity or ability to finance planned capital expenditures.

We Plan To Conduct Exploration, Exploitation and Production Operations, Which Present Additional Unique Operating Risks.

There are additional risks associated with oil and gas investment which involve production and well operations and drilling. These risks include, among others, substantial cost overruns and/or unanticipated outcomes that may result in uneconomic projects or wells. Cost overruns could materially reduce the funds available to the Company, and cost overruns are common in the oil and gas industry. Moreover, drilling expense and the risk of mechanical failure can be significantly increased in wells drilled to greater depths and where one is more likely to encounter adverse conditions such as high temperature and pressure.

We May Not Be Able To Control Operations Of The Wells We Acquire.

We may not be able to acquire the operations for properties that we invest in. As a result, we may have limited ability to exercise influence over the operations for these properties or their associated costs. Our dependence on another operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

▪	the timing and amount of capital expenditures;
▪	the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure and qualified operating personnel;
▪	the operator’s expertise and financial resources;
▪	approval of other participants in drilling wells; and
▪	selection of technology

We May Need Additional External Capital.

We may need substantial additional capital for acquisitions or for development in order to implement any proposed capital expenditure program. We may attempt to obtain sufficient funds, including through borrowing against the reserves of the Company to further implement our business plan. However, there is no assurance that we will be able to obtain sufficient funds on terms acceptable to us or at all. If adequate additional funding is not available, we may be forced to limit our activities.

Our Reserve Estimates And Projections Are Inherently Imprecise, And Actual Production, Revenues And Expenditures May Differ Materially From Such Estimates And Projections.

There are numerous uncertainties inherent in estimating quantities of reserves and their values, including many factors beyond our control. Estimates of oil and gas reserves, by necessity, are projections based on engineering data, and there are uncertainties inherent in the interpretation of such data as well as the projection of future rates of production and the timing of development expenditures. Reserve engineering is a subjective process of estimating underground accumulations of oil and gas that are difficult to measure. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of economically recoverable oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and gas prices, future operating cost, severance and excise taxes, development costs, workover and remedial costs and the costs of plugging and abandoning wells, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom may vary substantially. Moreover, there can be no assurance that our reserves will ultimately be produced or that our proved undeveloped, probable, or possible reserves will be developed within the periods anticipated. Any significant variance in the assumptions could materially affect the estimated quantity and value of our reserves. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

We May Not Be Successful In Identifying Or Developing Recoverable Reserves.

Our future success depends upon our ability to acquire and develop oil and gas reserves that are economically recoverable. Our proved reserves will generally decline as reserves are depleted, except to the extent that we can replace those reserved by exploration and development activities or acquisition of properties containing proved reserves, or both. In order to increase reserves and production, we must undertake development and exploration drilling and recompletion programs or other replacement activities. Our current strategy includes increasing our reserve base through development, exploitation, exploration and acquisition. There can be no assurance that our planned development and exploration projects or acquisition activities will result in significant additional reserves or that we will have continuing success drilling productive wells at economical values in terms of their finding and development costs. Furthermore, while our revenues increase if oil and gas prices increase significantly, finding costs for additional reserves have increased during the last few years. It is possible that product prices will continue to, or recommence their plunge while the Company is in the middle of executing its plans, while costs of drilling remain high. There can be no assurance that we will replace reserves or replace our reserves economically.

Our Future Drilling Activities May Not Be Successful.

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain, and the cost associated with these activities has risen significantly during the past year. Our drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond our control, including economic conditions, mechanical problems, title problems, weather conditions, governmental requirements and shortages or delays in the delivery of equipment and services. Our future drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on our future results of operations and financial condition.

Our Operations Are Subject To Risks Associated With Drilling Or Producing And Transporting Oil And Gas.

Our operations are subject to hazards and risks inherent in drilling or producing and transporting oil and gas, such as fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, cratering, pipeline ruptures and spills, any of which can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties.

The Unavailability Or High Cost Of Drilling Rigs, Equipment, Supplies, Personnel And Oil Field Services Could Adversely Affect Our Ability To Execute Our Exploration And Exploitation Plans On A Timely Basis And Within Our Budget.

Shortages or the high cost of drilling rigs, equipment, supplies or personnel could delay or adversely affect our exploitation and exploration operations, which could have a material adverse effect on our business, financial condition or results of operations. If the unavailability or high cost of rigs, equipment, supplies or personnel were particularly severe in Texas, especially as a result of an active hurricane season, we could be materially and adversely affected because our operations and properties are concentrated in that area.

Compliance With Government Regulations May Require Significant Expenditures.

Our business is subject to federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of oil and gas, as well as safety matters. Although we will attempt to conduct due diligence concerning standard compliance issues, there is a heightened risk that our target properties are not in compliance because of lack of funding. We may be required to make significant expenditures to comply with governmental laws and regulations that may have a material adverse affect on our financial condition and results of operations. Even if the properties are in substantial compliance with all applicable laws and regulations, the requirements imposed by such laws and regulations are frequently changed and are subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Environmental Regulations And Costs Of Remediation Could Have A Material Adverse Affect On Our Operations.

Our operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local government authorities. The implementation of new, or the modification of existing, laws or regulations could have a material adverse affect on our operations. The discharge of oil, gas or other pollutants into the air, soil, or water may give rise to significant liabilities on our part to the government and third parties, and may require us to incur substantial costs of remediation. We will be required to consider and negotiate the responsibility of the Company for prior and ongoing environmental liabilities. We may be required to post or assume bonds or other financial guarantees with the parties from whom we purchase properties or with governments to provide financial assurance that we can meet potential remediation costs. There can be no assurance that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect our results of operation and financial condition or that material indemnity claims will not arise against us with respect to properties acquired by us.

We Operate In A Highly Competitive Environment.

We operate in the highly competitive areas of oil and gas exploration, development, acquisition and production with other companies. In seeking to acquire desirable producing properties or new leases for future exploration, and in marketing our oil and gas production, we face intense competition from both major and independent oil and gas companies. Many of these competitors have financial and other resources substantially in excess of those available to us. Our inability to effectively compete in this environment could materially and adversely affect our financial condition and results of operations.

The Producing Life Of Company Wells Is Uncertain, And Production Will Decline.

It is not possible to predict the life and production of any well with accuracy. The actual life could differ significantly from that anticipated. Sufficient oil or natural gas may not be produced for investors to receive a profit or even to recover their initial investments. In addition, production from the Company’s oil and natural gas wells, if any, will decline over time, and current production does not necessarily indicate any consistent level of future production. A production decline may be rapid and irregular when compared to a well’s initial production.

Our Lack Of Diversification Will Increase The Risk Of An Investment In Us, As Our Financial Condition May Deteriorate If We Fail To Diversify.

The Company, through its wholly owned subsidiary, BSPE Texas LLC, currently focuses on the conventional oil and gas industry. BSPE Texax LLC currently only owns a single property. Larger companies have the ability to manage their risk by diversification. However, we lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate. The Company only has one revenue generating property. This revenue generating property historical revenue is derived from Natural Gas and Oil. Therefore, the price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth

An Increase In Royalties Payable May Make Our Operations Unprofitable.

The Cabeza Creek Field is subject to 20 percent royalties payable to private mineral/royalty owners. In addition, all oil and gas production is subject to Texas Severance Taxes. The Company intends to retain the services of NRG Assets Management, LLC - a third party Texas-registered contract operating company - to facilitate regulatory and administrative requirements for this Gas Unit for a monthly fee of US$500 per gas well, as well as the services of a consultant to act as Director of Operations of the gas wells for a monthly fee of US$8,000.

Related to the Company’s Tar Sands (Un-Conventional) Oil and Gas Assets

We Have No Operating History. Accordingly, Investors Have No Basis Upon Which To Evaluate Our Ability To Achieve Our Business Objectives.

The Company’s unconventional oil and gas projects, through its 75% owned subsidiary, Access Energy Inc., represent exploration stage projects, with no current operations. We, through Access, have only the rights and obligations set forth in the Joint Venture Agreement and its Amendments and Impact/Benefit Agreement and its Amendment with the BRDN, and the rights and obligations set forth in the Joint Venture Agreement and the Impact Benefit Agreement with La Loche Clearwater Development Authority. As an unconventional oil exploration and development company with no operating history, property interests, or related assets, it is difficult for potential investors to evaluate our business. Our proposed operations are therefore subject to all of the risks inherent in the establishment of a new business enterprise and must be considered in light of the expenses, difficulties, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the unconventional oil industry. Investors should evaluate us in light of the delays, expenses, problems and uncertainties frequently encountered by companies developing markets for new products, services and technologies. We may never overcome these obstacles.

Access’s Business Plan Is Highly Speculative And Its Success Depends, In Part, On Exploration Success.

Our business is speculative and dependent upon the implementation of our business plan and our ability to enter into agreements with third parties for the rights to exploit unconventional oil reserves on terms that will be commercially viable for us. Our business plan is focused primarily on the exploration for oil sands deposits in the Province of Saskatchewan. Exploration itself is highly speculative. We are subject to all of the risks inherent in oil sands exploration and development, including identification of commercial projects, operation and revenue uncertainties, regulatory requirements, market sizes, profitability, market demand, commodity price fluctuations and the ability to raise further capital to fund activities. There can be no assurance that we will be successful in overcoming these risks. These risks are further exacerbated by our dependence on the A10 Project and the La Loche Project as its primary assets.

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

We May Never Obtain Subsurface Rights for the Tar Sands Projects.

In order to explore the lands of the Projects, we require the subsurface rights, or “oilsands exploratory permits” to be issued by the Province of Saskatchewan. These oilsands exploratory permits must be posted by the Province, and bid for, and run for a period of five years. Although the Province has posted the oilsands exploratory permits for some of the A10 Project area, and Access has bid on those permits, twice in August and December 2008, we have not yet been successful with our bids (nor has any other company), and may never be successful in obtaining the required permits.

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

Our Lack Of Diversification Will Increase The Risk Of an Investment In Us, As Our Financial Condition May Deteriorate If We Fail To Diversify.

Access’s business currently focuses on the unconventional oil industry with two projects in very early stages. Larger companies have the ability to manage their risk by diversification. However, we lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate.

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

Because Management Has Other Business Interests, He May Not Be Able To Devote A Sufficient Amount Of Time To Our Business Operation, Causing Our Business To Fail.

Mr. Holcombe is involved with other mineral and petroleum exploration companies and other business interests and unable to devote all of his business time and effort to us. He presently possesses adequate time to attend to our interests. In the future, our management will use their best efforts to devote sufficient time to the management of our business and affairs and, provided additional staff may be retained on acceptable terms, our management will engage additional officers and other staff should additional personnel be required. However, it is possible that our demands on management’s time could increase to such an extent that they come to exceed their available time, or that additional qualified personnel cannot be located and retained on commercially reasonable terms. This could negatively impact our business development.

Because Our Officers And Directors Are Involved Or Affiliated With Other Oil and Gas Exploration Companies, They May Have Conflicts Of Interest With Us.

Mr. Holcombe and Mr. Wilson are involved or affiliated with one or more other oil and gas resource exploration companies. As a result of this relationship, they may have or may develop a conflict of interest with us.

Competition In Obtaining Rights To Acquire and Develop Conventional and Unconventional Oil and Gas Reserves and To Market Our Production May Impair Our Business.

The conventional and unconventional oil and gas industry is highly competitive. Other conventional and unconventional oil and gas companies may seek to acquire property leases and other properties and services we will need to operate our business in the areas in which we expect to operate. This competition has become increasingly intense as the price of oil on the commodities markets has risen in recent years. A number of other companies have entered or have indicated they are planning to enter the oil sands business and begin production of bitumen and synthetic crude oil or expand their existing operations, although the impact on their plans in the current global economic climate including the current reduced price of oil is not yet known. It is difficult to assess the number, level of production and ultimate timing of all of the potential new producers or where existing production levels may increase.

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

The oil and gas industry competes with other industries in the supply of energy, fuel, and related products to consumers. A number of other ventures have announced plans to enter the conventional and unconventional oil and gas development business or expand existing operations (although the impact on their plans in the current global economic climate is uncertain). Development of new projects or expansion of existing operations could materially increase the supply of synthetic crude oil in the marketplace. Depending upon the levels of future demand, increased supplies could negatively impact the prices obtained for oil.

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

Risks Related To Our Financial Condition

The Company Has a History Of Losses, an Accumulated Deficit, and Expects To Continue To Incur Losses for the Foreseeable Future.

The incurred combined losses of Blacksands and Access are $5,302,960 for the 12 months ended October 31, 2009 and $1,564,090 for the 12 months ended October 31, 2008. We have cumulative losses accumulated during the exploration stage of $10,141,138, and we expect to lose money for the foreseeable future while we explore and develop petroleum reserves on the Project Lands.

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

We Will Require Additional Financing In Order To Continue Our Operating and Exploration Activities Or We Will Fail.

The Company had $2,886,243 as of October 31, 2009, and $3,445,650 as of October 31, 2008 in cash and cash equivalents, cash in the Company’s attorney’s trust account, and short-term investments on hand. Our initial plans call for a minimum of Cdn$1 million to be spent on exploration efforts once we obtain required oilsands exploratory permits. Based on the results of our initial exploration and availability of capital, preliminary plans for exploration have been formulated. Operating costs of exploration programs may be greater than we anticipate, such that we may have to seek additional funds sooner than otherwise expected. We currently are in an early stage, we have no revenue from operations other than from the gas wells purchased subsequent to the year end, and we are experiencing negative cash flow.

We will be dependent on raising capital, debt or equity, from outside sources to pay for further expansion, exploration and development of our business, and to meet current obligations. Such capital may not be available to us when we need it on terms acceptable to us if at all, particularly in the current global economic conditions. The issuance of additional equity securities by us will result in a dilution to our current stockholders which could depress the trading price of our common stock. Obtaining debt financing will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and may be required to scale back or cease our operations, and may be in violation of current agreements. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

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

Our independent registered public accounting firm, Ernst & Young LLP (“Ernst & Young”), included an explanatory paragraph that expresses doubt as to our ability to continue as a going concern in their audit report contained in this Form 10-K report under Item 8 for the year ended October 31, 2009. As well, we have included a paragraph expressing doubt as to our ability to continue as a going concern in our notes to financial statements included in this Form 10-K report. We cannot provide any assurance that we will in fact operate our business profitably or obtain sufficient financing to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow. Accordingly, there can be no assurance that Ernst & Young’s report on our future financial statements for any future period will not include a similar explanatory paragraph if we are unable to successfully implement our business plan. Ernst & Young’s expression of such doubt or our inability to overcome the factors leading to such doubt could have a material adverse effect on our relationships with prospective customers, lenders, investors and suppliers, and therefore could have a material adverse effect on our business.

Risks Related To Our Industry

Exploration For Petroleum and Gas Products Is Inherently Speculative. There Can Be No Assurance That We Will Ever Establish Commercial Discoveries.

Exploration for economic reserves of oil and gas is subject to a number of risk factors. Few properties that are explored are ultimately developed into producing oil or gas wells. Some of our properties are in the exploration stage only and are without proven reserves of oil and gas. We may not establish commercial discoveries on any of our properties.

There are numerous uncertainties inherent in estimating quantities of conventional and unconventional oil and gas resources, including many factors beyond our control, and no assurance can be given that expected levels of resources or recovery of oil and gas will be realized. In general, estimates of recoverable oil and gas resources are based upon a number of factors and assumptions made as of the date on which resource estimates are determined, such as geological and engineering estimates which have inherent uncertainties and the assumed effects of regulation by governmental agencies and estimates of future commodity prices and operating costs, all of which may vary considerably from actual results. All such estimates are, to some degree, uncertain, and classifications of resources are only attempts to define the degree of uncertainty involved. For these reasons, estimates of the recoverable unconventional oil, the classification of such resources based on risk of recovery, prepared by different engineers or by the same engineers at different times, may vary substantially.

Prices And Markets For Oil and Gas Are Unpredictable and Tend To Fluctuate Significantly, Which Could Reduce Profitability, Growth and the Value of Our Proposed Business.

Our revenues and earnings, if any, will be highly sensitive to the price of oil and gas. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty, and a variety of additional factors beyond our control. These factors include, without limitation, weather conditions, the condition of the Canadian, U.S. and global economies, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, war, or the threat of war, in oil producing regions, the foreign supply of oil, the price of foreign imports, and the availability of alternate fuel sources. Significant changes in long-term price outlooks for crude oil and natural gas could have a material adverse effect on us. For example, market fluctuations of oil prices may render uneconomic the mining, extraction and upgrading of tar sands reserves containing relatively lower grades of bitumen.

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

We Are Exposed To Fluctuations In The Exchange Rate Between The U.S. Dollar And The Canadian Dollar.

Our financial statements included herein are presented in U.S. dollars, but some of our cash and transactions and obligations are in Canadian dollars. Continued fluctuations in exchange rates between the U.S. and Canadian dollar may give rise to foreign currency exposure, either favorable or unfavorable, creating another element of uncertainty.

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

Our Inability to Obtain Necessary Facilities Could Hamper Our Operations.

Conventional and unconventional oil and gas extraction and development activities are dependent on the availability of equipment, transportation, power and technical support in the particular areas where these activities will be conducted, and our access to these facilities may be limited. To the extent that we conduct our activities in remote areas, needed facilities may not be proximate to our operations, which will increase our expenses. Demand for such limited equipment and other facilities or access restrictions may affect the availability of such equipment to us, and may delay exploration and development activities. The quality and reliability of necessary facilities may also be unpredictable and we may be required to make efforts to standardize our facilities, which may entail unanticipated costs and delays. Shortages or the unavailability of necessary equipment or other facilities will impair our activities, either by delaying our activities, increasing our costs or otherwise.

We Are Subject To Technology Risks In All Of Our Proposed Conventional and Unconventional Oil and Gas Operations.

We currently plan to employ commercially proven technologies in all of our conventional and unconventional oil and gas operations. Our intent is to employ these commercially proven technologies in concert but tied together in a fashion which is innovative to the resource with which we are operating. Arranging these technologies as conceptualized may result in unforeseen issues and challenges that may require engineering remediation. There is no assurance that capital and operating cost performance as anticipated from the use of these proven technologies will be realized.

Operational Hazards

Our production, exploration and development activities are subject to the customary hazards of operation in remote areas. A casualty occurrence might result in the loss of equipment or life, as well as injury, property damage or other liability. While we maintain limited insurance to cover current operations, our property and liability insurance may not be sufficient to cover any such casualty occurrences or disruptions. Equipment failures could result in damage to our facilities and liability to third parties against which we may not be able to fully insure or may elect not to insure because of high premium costs or for other reasons. Our operations could be interrupted by natural disasters or other events beyond our control. Losses and liabilities arising from uninsured or under-insured events could have a material adverse effect on the business, our financial condition and results of our operations.

Competitive Risks

The North American and international petroleum and natural gas industry is highly competitive in all aspects, including the exploration for, and the development of, new sources of supply, the acquisition of oil and gas interests, and the distribution and marketing of petroleum and gas products. A number of companies other than our company are engaged in the oil and gas businesses and are actively exploring for and delineating their resource bases.

Challenges to Title to Our Properties May Impact Our Financial Condition.

Title to oil and gas interests is often not capable of conclusive determination without incurring substantial expense. While we intend to make appropriate inquiries into the title of properties and other development rights we acquire, title defects may exist. In addition, we may be unable to obtain adequate insurance for title defects, on a commercially reasonable basis or at all. If title defects do exist, it is possible that we may lose all or a portion of our right, title and interests in and to the properties to which the title defects relate. If our property rights are reduced, our ability to conduct our exploration, development and production activities may be impaired.

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

The Market Price of Our Common Stock Is Likely To Be Highly Volatile and Subject To Wide Fluctuations.

Assuming we are able to establish and maintain an active trading market for our common stock, the market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•	fluctuations in revenue, if we have any, from our conventional and unconventional oil and gas business as new reserves come to market;
•	announcements of acquisitions, reserve discoveries or other business initiatives by our competitors;
•	changes in the demand for oil and gas, including changes resulting from the introduction or expansion of alternative fuels;
•	changes in the price of oil and gas;
•	announcements by relevant governments pertaining to incentives for alternative energy development programs;
•	quarterly variations in our revenues and operating expenses;
•

dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we expect to make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	significant sales of our common stock, including sales by selling stockholders and by future investors in future offerings we expect to make to raise additional capital;
•	changes in analysts’ estimates affecting us, our competitors or our industry;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	announcements of technological innovations or new products available to the conventional and unconventional oil and gas industry;
•	changes in the accounting methods used in or otherwise affecting our industry; or
•	fluctuations in interest rates and the availability of capital in the capital markets;

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and our results of operations and financial condition.

Our Operating Results May Fluctuate Significantly, and These Fluctuations May Cause Our Stock Price To Decline.

Our operating results will likely vary in the future as the result of fluctuations in our revenues and operating expenses, including the coming to market of oil reserves that we are able to develop, expenses that we incur, the price of oil and gas in the commodities markets and other factors. If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

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

Source: Indian Northern Affairs, Canada

In connection with our initial exploration, on May 24, 2007, we purchased two dimensional seismic data relating to various data lines totaling approximately 750 kilometers in length within the A10 Project. We had the data analyzed and on the basis of the preliminary analysis, believe that certain areas of interest show promising indications for further exploration. We are conducting additional technical data-seeking and evaluation. We are in the process of obtaining all necessary permits, licenses and approvals to carry out exploration work.

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

J.E. Pettus Gas Unit (known as “Cabeza Creek Field”) Acquisition in November 2009

In late fiscal 2009, and with the planned disposition of 75% of the Company’s interest in Access Energy, the Board approved the purchase of a gas property in Texas. Effective November 9th, 2009, the Company purchased, for approximately US$430,000 including legal and other costs, through its newly-formed Texan subsidiary, BSPE Texas, the J.E. Pettus Gas Unit located in Goliad County, Texas, previously owned by Pioneer Natural Resources USA, Inc. The Gas Unit includes four (4) active gas wells and 24 non producing gas wells located on 3688.77 acres in Goliad County, Texas. The interest acquired by BSPE is 100% all right, title and interest from the surface to 8,500 feet below the surface and 10.67% below 8,500 feet. The other interest owners with rights below 8,500 feet beneath the surface are: XTO Energy Inc. with a 35% interest, ConocoPhillips Company with a 45.67% interest, and Anadarko Petroleum Corp. with a 8.66% interest. We are the operator of all depth rights. The gas and oil production is from conventional Gulf Coast sand-stone formations. The Company intends to retain the services of NRG Assets Management, LLC - a third party Texas-registered contract operating company - to facilitate regulatory and administrative requirements for this Gas Unit for a monthly fee of US$500 per gas well, as well as the services of a consultant to act as Director of Operations of the gas wells for a monthly fee of US$8,000.

ITEM 3.	LEGAL PROCEEDINGS

There are no legal proceedings in process or pending against us, and we are unaware of any governmental authority initiating or contemplating a proceeding against us.

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

Period	High	Low
2009
First Quarter	$0.25	$0.11
Second Quarter	$0.30	$0.15
Third Quarter	$0.51	$0.25
Fourth Quarter	$0.32	$0.25

2008

First Quarter	$2.50	$1.95
Second Quarter	$2.00	$1.30
Third Quarter	$1.56	$1.30
Fourth Quarter	$1.30	$0.15

2007

First Quarter	$2.10	$0.00
Second Quarter	$2.20	$2.10
Third Quarter	$3.25	$2.60
Fourth Quarter	$3.50	$1.75

2006

Fourth Quarter	$2.01	$2.00

During the period from November 1, 2009 to January 26, 2010, the closing high bid for a share of our common stock has been $1.10 and the closing low bid has been $0.25. On January 26, 2010, the closing price of our common stock on the OTC Bulletin Board was $1.10.

As of January 26, 2010, we had 37 shareholders of record of our common stock.

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

EQUITY COMPENSATION PLANS (See also Item 10)

We have one equity compensation plan: the 2006 Stock Option Plan. This plan has been approved by our stockholders. The 2006 Stock Option Plan has been amended, and will be presented to our stockholders for approval at the Annual Meeting for the year ended October 31, 2009, and is described below under the heading “Amended 2008 Company Stock Option Plan” in Item 11 of this Form 10-K report.

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

Securities Authorized for Issuance

The table below shows securities issued under our existing equity compensation plan (the 2006 Stock Option Plan) as of October 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	$Nil	6,000,000
Equity compensation plans not approved by security holders	Nil	$Nil	Nil
Total	Nil	$Nil	6,000,000

ITEM 6.	SELECTED FINANCIAL DATA.

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

HIGHLIGHTS

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

Until such time as the Company completes its disposition of Access, it is committed, under the Unanimous Shareholders’ Agreement among Access, the Company and the minority shareholder of Access, to contribute sufficient capital to Access to meet Access's planned financial commitments until such time as Access has sufficient internal capital resources to fund its commitments without such contributions.  These contributions are treated as a contribution of capital, with no increase in our current 75% equity participation in Access.  Therefore, all contributions that we make to Access are dilutive to our shareholders as to 25% of such contributions.  The minority shareholder is not obligated to provide any funding to Access in order to maintain his 25% interest in Access.

The Projects held by Access are the following:

The A10 Project

The initial exploration project for Access is named “A10 Project” and lies on a portion of the traditional land of the Buffalo River Dene Nation (the “BRDN”) subject to Treaty 10 (“Treaty 10”) in western Saskatchewan on the border with Alberta (the “Project Land”). The BRDN is a party to Treaty 10 with Her Majesty the Queen in the Right of Canada (the “Crown”) which recognizes lands and water belonging to the BRDN whose territory is situated partly in the Province of Saskatchewan and partly in the Province of Alberta. Upon entering into Treaty 10, the BRDN did not cede, release, surrender or yield to the Crown any or all rights, titles and privileges whatsoever to the BRDN’s traditional territories. Lands and waters described in Treaty 10 form a part of the traditional territories of the BRDN. Access signed the Joint Venture Agreement with the BRDDC in November 2006, amended on May 18, 2007, and further amended on March 17, 2008, granting Access exclusive access to the land. A copy of this agreement was filed as Exhibit 10.8 to our Form 8-K/A filed on February 19, 2009, and incorporated by reference herein as Exhibits 10.1, 10.5 and 10.5.1 respectively.

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

As at October 31, 2009, the Company had paid or accrued a total of approximately Cdn$3,098,500 (approximately US$2,864,000) to the BRDN and is committed to further payments totalling in the aggregate of approximately Cdn$24,000,000 over the term of the agreement which expires in 2027.

Subsequent to the Purchase, we have continued work to obtain the permits, licenses and sub-surface rights necessary to commence our exploration activities.

On August 11, 2008, the Company, through its subsidiary, Access, submitted bids for the oilsands exploratory permits covering approximately 810,000 acres of the A10 Project lands that were posted for sale by the Province of Saskatchewan (the “Province”) on May 29, 2008. On August 13, 2008, the Province of Saskatchewan announced that there were no successful bidders for these oilsands exploratory permits. At Access Energy’s request, the Province re-posted these permits for bidding on December 3, 2008. Access bid on the permits, but again there were no successful bidders. Access has not pursued these permits since December 2008.

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

The terms of the Agreements are for twenty years from the date of signing (October 15, 2008), and automatically renew for consecutive terms of twenty years if Access provides notice of renewal to LLCDA before the expiration of the Agreements. Pursuant to the terms of the Agreements, Access paid Cdn$15,000 (approximately US$13,865) on the signing of the Agreements, and is obligated to pay to the LLCDA Cdn$75,000 (approximately US$69,325) at the start of each three-month period upon ratification of the Agreements (or Cdn$300,000 annually – approximately US$249,000). Access has accrued, but not paid, amounts owing of Cdn$300,000 (approximately US$277,300) for the period from the ratification of the Agreements to October 31, 2009. As well, Access is obligated to pay a 5% gross overriding royalty to LLCDA from the production of any Products.

Subsequent Event

Acquisition of J.E. Pettus Gas Unit (known as “Cabeza Creek Field”) November 2009

In late fiscal 2009, and with the planned disposition of 75% of the Company’s interest in Access Energy, the Board approved the purchase of a gas property in Texas. Effective November 9th, 2009, the Company purchased, for approximately US$430,000 including legal and other costs, through its newly-formed Texan subsidiary, Blacksands Petroleum Texas, LLC (“BSPE Texas”), the J.E. Pettus Gas Unit located in Goliad County, Texas, previously owned by Pioneer Natural Resources USA, Inc. The Gas Unit includes four (4) active gas wells and 24 non producing gas wells located on 3688.77 acres in Goliad County, Texas. The interest acquired by BSPE is 100% all right, title and interest from the surface to 8,500 feet below the surface and 10.67% below 8,500 feet. The other interest owners with rights below 8,500 feet beneath the surface are: XTO Energy, Inc. with a 35% interest, ConocoPhillips Company with a 45.67% interest, and Anadarko Petroleum Corp. with a 8.66% interest. We are operator of all depth rights. The gas and oil production is from conventional Gulf Coast sand-stone formations. The Company intends to retain the services of NRG Assets Management, LLC - a third party Texas-registered contract operating company - to facilitate regulatory and administrative requirements for this Gas Unit for a monthly fee of US$500 per gas well, as well as the services of a consultant to act as Director of Operations of the gas wells for a monthly fee of US$8,000.

The Gas Unit was purchased with the objective of providing cash flow to the Company in the near and long term, to enhance stockholder value of the Company, with the Company intending to increase production through (i) reworking and recompleting existing oil and gas wells, (ii) utilization of industry technology such as compression and artificial lift, and (iii) further exploration in order to define additional reserves.

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

Selected Consolidated Financial Information of Blacksands

	As At October 31, 2009	As At October 31, 2008
Current Assets	$2,897,807	$3,558,133
Total Assets	$2,897,807	$7,243,655
Current Liabilities	$1,470,182	$374,230
Minority Interest	$-	$485,003
Stockholders’ Equity	$1,427,625	$6,384,422

Consolidated Results of Operations

For the year ended October 31, 2009, and since our inception on October 12, 2004, we have not generated any revenue.

The Company incurred a net loss for the year ended October 31, 2009 of $5,302,960, compared to a net loss of $1,564,090 for the year ended October 31, 2008. Of this loss for the year ended October 31, 2009, $3,831,190 is attributable to the Company’s write off of its oil and gas property costs on April 30, 2009 (see note 3 to the financial statements).

We incurred total operating expenses of $1,950,752 for the year ended October 31, 2009, as compared to total operating expenses of $1,995,144 for the year ended October 31, 2008. These expenses consisted of general operating expenses incurred in connection with the day-to-day operations of our business and the preparation and filing of our periodic reports as well as the management fee paid to Coniston Investment Corp. pursuant to a consulting management agreement between Coniston Investment Corp., a company controlled by Paul Parisotto, the President and Chief Executive Officer of Access Energy as well as the Company’s President and CEO until July 31, 2009, and Access Energy Inc. It also includes the management fee of US$30,000 paid to Mark Holcombe for the period of August 1, 2009 to October 31, 2009 for his services as President and CEO. The significant operating expenses include professional fees of $520,171 for the year ended October 31, 2009 incurred in connection with filing of periodic reports, SEC compliance filings, legal, audit and accounting fees, and general corporate matters as compared with professional fees of $616,882 for the year ended October 31, 2008. The office and administration expenses of $118,584 for the year ended October 31, 2009 include rent, travel, telephone and other office expenses, as compared to office and administration expenses of $136,978 for the year ended October 31, 2008. The management and directors’ fees of $192,504 for the year ended October 31, 2009 includes the directors’ fee and Coniston’s fee referred to above (reduced effective January 2009), compared to management and directors’ fees of $319,929 for the year ended October 31, 2008.

During the year ended October 31, 2009, we incurred exploration expenses of $1,119,493 compared to exploration expenses of $905,691 for the year ended October 31, 2008. The exploration expenses for the year ended October 31, 2009 and 2008 include costs associated with maintaining the Company’s interest in the A10 Project as well as costs to investigate the acquisition of additional projects which are not expected to yield a new acquisition project for the Company.

We earned total interest income of $160,714 for the year ended October 31, 2009, as compared to total interest income of $141,846 for the year ended October 31, 2008. The interest for the years ended October 31, 2009 and October 31, 2008 was earned from the investment of proceeds of a private placement of our common stock and common stock purchase warrants on August 9, 2006, which remained in interest bearing instruments during the above periods, and which balance has diminished over the course of 2008 and 2009 with the purchase of Access and with ongoing operations. We were able to obtain improved returns on investments starting in May 2009 compared to prior returns by investing in different investment projects with higher rates of return, but increased foreign exchange risk.

We incurred an amount of $55,932 in the year ended October 31, 2009 as funding on behalf of the minority stockholder in the amount of approximately US$223,728. In the year ended October 31, 2008, we incurred a comparative amount of $276,399 as a charge to the Company for 25% of capital advanced and used by Access in February 2008 in the amount of $1,105,596.

The minority interest amount of $540,935 for the year ended October 31, 2009 represents 25% share of minority stockholders of Access of the losses incurred by Access from November 1, 2008 to October 31, 2009 (excluding capital contribution to subsidiary on behalf of minority shareholder of $55,932 that is not recoverable from the minority shareholder). This compares to a minority interest amount of $301,739 for the period from November 1, 2007 to October 31, 2008 (also excluding capital contribution to subsidiary on behalf of minority shareholder of $276,399 at October 31, 2008 that is not recoverable from the minority shareholder).

The loss from foreign currency exchange of $166,735 at October 31, 2009 arose as a result of fluctuations in the exchange rate on US-denominated transactions, including investments, in the year compared to a foreign currency gain of $263,868 for the year ended October 31, 2008.

Our total comprehensive loss for the year ended October 31, 2009 was $5,064,797, compared to total comprehensive loss of $3,521,299 for the year ended October 31, 2008, and a total comprehensive loss of $10,566,695 from inception on October 12, 2004 to October 31, 2009.

Net cash provided by investing activities for the year ended October 31, 2009 was $776,559, compared to net cash used in investing activities of $1,014,953 for the year ended October 31, 2008 and $3,441,663 for the period from inception on October 12, 2004 to October 31, 2009. $3,049,148 included in the amount of $3,441,663 was to acquire Access, net of cash acquired. The fluctuation of cash provided by investing activities in 2009 versus cash used in investing activities in 2008 was largely attributed to the investment in short-term investments in 2008 versus the investment in cash and cash equivalents in 2009.

Cash used in financing activities for the years ended October 31, 2009 and 2008 was $nil in each year. Cash provided from financing activities from inception was $11,854,700.

As of October 31, 2009, the combined companies had cash and cash equivalents and short term investments on hand of $2,886,243. The Company believes this amount to be sufficient to fund the Company’s general and administrative costs for the next twelve months, excluding the obligations of Access. As well, the net cash inflow from the gas wells purchased subsequent to the year end will contribute to some of the operations of the Company. The Company may be required to raise additional capital to carry out any additional exploration or acquisition activities, and the funding may come through the exercising of outstanding warrants and/or through the raising of additional capital. In the interim, the Company is closely monitoring its cash balances and is minimizing its use of cash as much as possible.

The Company has incurred losses, and does not believe the Company has any tax liabilities for the years 2004 to 2009 inclusive. We have commissioned the preparation of the income tax returns and expect to have them completed and filed as soon as possible.

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

With the appointment of Mark Holcombe as the President and Chief Executive Officer in August 2009, and as Chief Financial Officer in September 2009, our Audit Committee consists of our only independent director, Bruno Mosimann. Paul Parisotto and Rick Wilson, as former executives of the Company, are not considered to be independent.

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

The Company has incurred operating losses and negative cash flows from its operating activities for the years ended October 31, 2009 and 2008, and since inception. The Company’s planned disposition of Access will remove its funding requirements for Access. The purchase of the J.E. Pettus Gas Unit subsequent to the year end will provide the Company with net inflows of cash through royalties.

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

Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and natural gas properties. Unproved oil and gas properties are periodically assessed and any impairment in value is charged to exploration expense. The costs of unproved properties, which are determined to be productive, are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves. In accordance with Statement of Financial Accounting Standards No. 19 (codified in Accounting Standards Codification No. 932), exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

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

Impairment of Oil and Gas Property Costs

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

New Accounting Pronouncements Adopted

FASB Statement No. 157,Fair Value Measurements and Disclosures - (codified in Accounting Standards Codification (“ASC”) No. 820)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”). The Standard defines fair value, establishes a framework for measuring fair value under US GAAP, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test, asset retirement obligations and nonfinancial assets acquired and liabilities assumed in a business combination. In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in an inactive market, and illustrates how an entity would determine fair value when the market for a financial asset is not active.

Adoption of this Standard includes increased disclosure such as:

•          The fair value measurements recorded during the period and the reasons for the measurements;

•          The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

•          For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs; and,

•          In annual periods only, the valuation technique(s) used to measure fair value and a discussion of changes, if any, in the valuation technique(s) use to measure similar assets and/or liabilities in prior periods.

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

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 – (codified in ASC No. 825)

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement applies to all entities. Most of the provisions of this Statement apply only to entities that elect the fair value option. Entities electing the fair value option would be required to recognize changes in fair value in earnings and are required to distinguish on the face of the balance sheet the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The fair value option may be applied instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”.

However, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates.

SFAS 159 was adopted by the Company on November 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The adoption of SFAS 159 on November 1, 2008 did not impact the Company’s consolidated financial position, results of operations, or cash flows. There are no assets or liabilities that the Company has chosen to measure at fair value other than cash equivalents which it has already been measuring at fair value.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP 107-1”) and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and require disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. Additionally, the guidance amends APB Opinion No. 28, “Interim Financial Reporting”, and requires those disclosures in summarized financial information at interim reporting periods. The provisions of FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 and therefore were effective for our third quarter in fiscal 2009. As FSP 107-1 and APB 28-1 relate specifically to disclosures, these standards have no impact on our financial position or results of operations other than disclosures already included in Note 7.

FASB Standard No. 165, Subsequent Events (codified in ASC 855)

In May 2009, the FASB issued SFAS 165, “Subsequent Events”. SFAS 165 establishes principles and requirements for disclosure of subsequent events for an entity which provide additional evidence about conditions that existed at the date of the balance sheet. SFAS 165 requires that entities disclose the date through which subsequent events have been evaluated, and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. It is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 for its quarter ended July 31, 2009.

Future Accounting Pronouncements

FASB Standard No. 141(R), Business Combinations (codified in ASC 805)

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

FASB Standard No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 – (codified in ASC 810)

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

FASB Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities (codified in ASC 815)

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

Liquidity and Capital Resources

As of October 31, 2009, the combined companies had cash and cash equivalents and short term investments on hand of $2,886,243.

Revenues

Neither we, nor Access have had any revenue since our respective inceptions.

Net Cash Used In Operating Activities

The Company used $932,790 for operating activities, compared to $2,044,291 for the comparative year.

Cash Flows from Investing Activities

Net cash provided by investing activities for the year ended October 31, 2009 was $776,559, as compared to net cash used in investing activities of $1,014,953 for the year ended October 31, 2008 and $3,441,663 for the period from inception on October 12, 2004 to October 31, 2009. For the period from inception, $3,049,148, net of cash acquired, was used in investing activities for the year ended October 31, 2007 to purchase Access.

Cash Flows from Financing Activities

Cash used in financing activities for the year ended October 31, 2009 was $nil, compared to cash provided by financing activities for the year ended October 31, 2008 of $nil. Cash from financing activities from inception is $11,864,700, primarily through sale of common stock.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Table of Contractual Obligations

	Payment due by period
Contractual Obligations	Total	Less than one year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations(1)	$68,628	$ 30,502	$38,127	-	-
Purchase obligations(2)	$147,888	$147,888	-	-	-
Total	$216,516	$178,390	$38,127	-	-

(1)

On September 2, 2008, Blacksands entered into an assignment of sublease and pays rent on its Head Office premises in Toronto, Ontario, Canada effective October 1, 2008, at a rate of Cdn$2,750 per month plus applicable taxes, until January 30, 2012. Rent expense for the years ended October 31, 2009 and 2008 was $29,471 and $39,370, respectively.

(2)

On November 1, 2005,Access entered into an agreement with Coniston to provide management, consulting and advisory services to Access (the “Services”).  These services include assisting Access in negotiating joint venture agreements, assisting in the formation of a team of technical experts, and other consulting and advisory services as required by Access from time to time. The agreement automatically renews for consecutive one-year terms effective November 1st of each year unless terminated by either party in writing.   This agreement was revised effective January 1, 2009 for a revised value of Cdn$160,000 (approximately US$147,888).  It has been renewed to October 31, 2010.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders of

Blacksands Petroleum, Inc.

We have audited the accompanying consolidated balance sheets of Blacksands Petroleum, Inc. as of October 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended October 31, 2009, and for the period October 12, 2004 (inception) through October 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Blacksands Petroleum, Inc. as of October 31, 2007 and for the year then ended, and for the period October 12, 2004 (inception) through October 31, 2007, were audited by other auditors whose report dated January 28, 2008, except from inception (October 12, 2004) through October 31, 2005, dated February 2, 2009 and Note 13, dated February 17, 2009, expressed an unqualified opinion on these statements and included an explanatory paragraph that the financial statements were prepared assuming that Blacksands Petroleum, Inc. will continue as a going concern. We did not audit the period October 12, 2004 (inception) through October 31, 2007 which include total expenses and net loss of $3,181,896 and $3,274,088 respectively. The consolidated statements of operations, changes in stockholders’ equity, and cash flows for the period October 12, 2004 (inception) through October 31, 2007 were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts for this period, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blacksands Petroleum, Inc. as of October 31, 2009 and 2008 and the consolidated results of its operations and its cash flows for each of the two years in the period ended October 31, 2009, and the period from October 12, 2004 (inception) through October 31, 2009, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that Blacksands Petroleum, Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred net losses and negative cash flows from operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As explained in Note 1 to the consolidated financial statements, effective November 1, 2008, the Company adopted Accounting Standards Codification (“ASC”) No. 820, Fair Value Measurements and Disclosures, the Fair Value Option subsections of ASC No. 825, Financial Instruments, and ASC 855, Subsequent Events.

/s/ “Ernst & Young LLP”

Toronto, Canada,	Chartered Accountants
January 27, 2010	Licensed Public Accountants

Report of Previous Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Blacksands Petroleum, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Blacksands Petroleum, Inc. and Subsidiary as of October 31, 2007 (Restated) and 2006 and the related consolidated statements of operations, stockholders' equity and cash flows from October 12, 2004 (Inception) to October 31, 2006 and for the year ended October 31, 2007 (Restated). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses and negative cash flows from operations, which raises substantial doubt about the Company’s ability to continue as a going concern as more fully described in Note 1. These issues among others raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Co., LLP

------------------------
Sherb & Co., LLP

New York, New York
January 28, 2008
Except from October 12, 2004 (Inception) to

October 31, 2005, dated February 2, 2009 and
Note 13, dated February 17, 2009

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Balance Sheets

(Expressed in US dollars)

(See note 1 – Going Concern)

	As of	As of
	October 31, 2009	October 31, 2008
ASSETS

Current Assets
Cash and cash equivalents	$2,797,690	$2,610,232
Short-term investment (note 2)	88,553	835,418
Accounts receivable	4,892	105,929
Prepaid expenses and deposits	6,672	6,554
Total Current Assets	2,897,807	3,558,133

Oil and gas property costs (note 3)	-	3,685,522
Total Capital Assets	-	3,685,522
Total Assets	$2,897,807	$7,243,655

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,426,543	$301,710
Accounts payable to related parties (note 6)	43,639	72,520
Total Current Liabilities	1,470,182	374,230

Minority Interest	-	485,003
Total Liabilities and Minority Interest	1,470,182	859,233

Stockholders’ Equity
Capital stock (note 4)
Authorized
10,000,000 Preferred stock
300,000,000 Common stock
Issued
44,854,700 Common stock (2008 – 44,854,700)	44,855	74,855
Additional paid-in capital	11,949,465	11,861,465
Treasury stock, at cost	-	(50,000)
Accumulated comprehensive loss	(425,557)	(663,720)
Deficit accumulated during the exploration stage	(10,141,138)	(4,838,178)
Total Stockholders’ Equity	1,427,625	6,384,422
Total Liabilities, Minority Interest and Stockholders’ Equity	$2,897,807	$7,243,655

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statements of Operations

(Expressed in US dollars)

	November 1, 2008 To October 31, 2009	November 1, 2007 To October 31, 2008	From Inception (October 12, 2004 Through October 31, 2009)

Revenues:
Revenue	$-	$-	$-
Total Revenues	-	-	-

Expenses:
Professional Fees	520,171	616,882	2,069,123
Loss on disposal of fixed assets	-	12,588	14,084
Management and directors’ fees	192,504	319,929	696,190
Depreciation	-	3,076	13,643
Office and administration	118,584	136,978	537,087
Oil and gas exploration	1,119,493	905,691	3,797,665
Total Expenses	1,950,752	1,995,144	7,127,792
Loss from Operations	(1,950,752)	(1,995,144)	(7,127,792)

Other Income and Expenses:
Interest income	160,714	141,846	844,072
Funding on behalf of minority stockholder	(55,932)	(276,399)	(593,987)
Loss (gain) from foreign currency exchange	(166,735)	263,868	(469,664)
Impairment of oil and gas property costs (note 3)	(3,831,190)	-	(3,831,190)
Loss before Taxes	(5,843,895)	(1,865,829)	(11,178,561)

Provision for Income Taxes:
Income tax benefit (note 10)	-	-	-
Net Loss before minority interest	(5,843,895)	(1,865,829)	(11,178,561)

Minority interest	540,935	301,739	1,037,423
Net Loss for the Year	$(5,302,960)	$(1,564,090)	$(10,141,138)

Other comprehensive income (loss), net of tax (note 8):
Foreign currency translation adjustment	$238,163	$(1,957,209)	$(425,557)
Total Comprehensive Loss	$(5,064,797)	$(3,521,299)	$(10,566,695)

Basic and Diluted Loss Per Common Share (note 4)	$(0.12)	$(0.03)	$(0.20)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	44,854,700	44,854,700	50,276,726

See accompanying notes to Consolidated Financial Statements

Blacksands Petroleum, Inc.
(An Exploration Stage Enterprise)
Consolidated Statement of Changes in Stockholders’ Equity
(Expressed in US dollars)

	Shares	Par Value $0.001	Additional Paid-In Capital	Treasury Stock	Other Compre-hensive Income	Deficit Accumulated During Exploration Stage	Stockholders’ Equity
Balance – October 12, 2004 - (inception)	-	$ -	$ -	$ -	$ -	$ -	$ -
Stock issued for cash – October 12, 2004 (1)	30,000,000	30,000	(25,000)	-	-	-	5,000
Foreign Currency Translation Adjustment	-	-	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-
Balance – October 31, 2004	30,000,000	30,000	(25,000)	-	(5)	-	4,995

Stock issued for cash – March 4. 2005 (1)	33,000,000	33,000	22,000	-	-	-	55,000
Foreign Currency Translation Adjustment	-	-	-	-	(2,787)	-	(2,787)
Net Loss	-	-	-	-	-	(13,780)	(13,780)
Balance – October 31, 2005	63,000,000	63,000	(3,000)	-	(2,792)	(13,780)	43,428

Equity Compensation -
Granted August 1, 2006	-	-	21,620	-	-	-	21,620
Deferred equity compensation	-	-	(18,918)	-	-	-	(18,918)
Stock issued for cash – August 10, 2006	10,854,700	10,855	10,843,845	-	-	-	10,854,700
Stock issued on conversion
of Debentures - August 10, 2006	1,000,000	1,000	999,000	-	-	-	1,000,000
Foreign Currency Translation Adjustment	-	-	-	-	496	-	496
Net Loss	-	-	-	-	-	(308,798)	(308,798)
Balance – October 31, 2006	74,854,700	74,855	11,842,547	-	(2,296)	(322,578)	11,592,528

Stock repurchased for cash -
November 6, 2006	(30,000,000)	-	-	(50,000)	-	-	(50,000)
Equity compensation expensed	-	-	10,808	-	-	-	10,808
Foreign Currency Translation Adjustment	-	-	-	-	1,295,785	-	1,295,785
Net Loss	-	-	-	-	-	(2,951,510)	(2,951,510)
Balance – October 31, 2007	44,854,700	74,855	11,853,355	(50,000)	$ 1,293,489	$ (3,274,088)	$ 9,897,611

Equity compensation expensed	-	-	8,110	-	-	-	8,110
Foreign Currency Translation Adjustment	-	-	-	-	(1,957,209)	-	(1,957,209)
Net Loss	-	-	-	-	-	(1,564,090)	(1,564,090)

Balance – October 31, 2008	44,854,700	$ 74,855	$ 11,861,465	$ (50,000)	$ (663,720)	$ (4,838,178)	$ 6,384,422

Reallocate to additional paid-in Capital	-	(30,000)	(20,000)	50,000	-	-	-
Warrant issue (note 5)	-	-	108,000	-	-	-	108,000
Foreign Currency Translation Adjustment	-	-	-	-	238,163	-	238,163
Net Loss	-	-	-	-	-	(5,302,960)	(5,302,960)
Balance – October 31, 2009	44,854,700	$ 44,855	$ 11,949,465	$ -	$ (425,557)	$ (10,141,138)	$ 1,427,625

(1) On May 6, 2006, the Company declared a 30 for 1 forward stock split (the “Stock Split”) in the form of a dividend. The record date for the stock split was June 21, 2006. The stock split has been recorded retroactively.

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	November 1, 2008 Through October 31, 2009	November 1, 2007 Through October 31, 2008	From Inception (October 12, 2004 Through October 31, 2009)

Cash Flows from Operating Activities:
Net Loss	$(5,302,960)	$(1,564,090)	$(10,141,138)
Adjustments to reconcile net loss to
net cash used in operating activities:
Minority interest	(540,935)	(25,340)	(499,368)
Impairment of oil and gas property costs	3,831,190	-	3,831,190
Equity compensation expense	-	8,110	21,620
Loss on disposal of fixed assets	-	12,588	14,084
Depreciation	-	3,076	13,643
Changes in operating assets and liabilities:
Accounts receivable	104,594	(126,625)	(22,031)
Prepaid expenses and deposits	578	11,512	(8,544)
Accounts payable and accrued liabilities	1,004,588	(192,364)	1,402,079
Accounts payable to related party	(29,845)	(171,158)	74,019
Net Cash Used in Operating Activities	(932,790)	(2,044,291)	(5,314,446)
Cash Flows from Investing Activities:
Purchase of subsidiary, net of cash acquired	-	-	(3,049,148)
Oil and gas property costs	(2,094)	(67,700)	(144,922)
Funds from (to) cash in attorney’s trust account	-	41,624	-
Proceeds of sale of property and equipment	-	9,760	9,760
Investment (Redemption) in short-term investment	778,653	(998,637)	(219,984)
Purchase of property and equipment	-	-	(37,369)
Net Cash Provided by (Used in) Investing Activities	776,559	(1,014,953)	(3,441,663)
Cash Flows from Financing Activities:
Repurchase of stock	-	-	(50,000)
Issue of convertible debentures	-	-	1,000,000
Sales of common stock	-	-	10,914,700
Net Cash (Used in) Provided by Financing Activities	-	-	11,864,700
Effects of exchange on cash	343,689	(879,231)	(310,901)
Net (Decrease) Increase in Cash and Cash Equivalents	187,458	(3,938,475)	2,797,690
Cash and Cash Equivalents Balance, Beginning of Year	2,610,232	6,548,707	-
Cash and Cash Equivalents Balance, End of Year	$2,797,690	$2,610,232	$2,797,690
Supplemental Disclosures:
Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-
Non-cash financing activities:
Conversion of debentures into stock and warrants	$-	$-	$1,000,000

See accompanying notes to Consolidated Financial Statements

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Notes to Consolidated Financial Statements

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of business and history - Blacksands Petroleum, Inc. (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on October 12, 2004 as Lam Liang Corp. The Company’s operations were limited to general administrative operations and development of its first product line and the Company was considered an exploration stage company in accordance with Statement of Financial Accounting Standards No. 7 (codified as Accounting Standards Codification (“ASC”) No. 915), and exited its plan of operation on May 6, 2006. To indicate its new direction into the unconventional oil industry, the Company filed a Certificate of Amendment to its Articles of Incorporation on June 9, 2006 to change its name from “Lam Liang Corp.” to “Blacksands Petroleum, Inc.” On August 3, 2007, the Company completed its purchase of 75% of the capital of Access Energy Inc. (“Access” or “Access Energy”). Prior to the purchase, the Company was a “shell” company as that term is defined in Rule 12b-2 of the Exchange Act. By consummating the purchase, the Company succeeded at its business plan, which was to enter the unconventional petroleum industry by acquiring a suitable target company. During the years ended October 31, 2009 and 2008, the Company operated in only one segment – unconventional oil and gas exploration.

Going Concern - These consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States on a “going concern” basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has incurred operating losses and negative cash flows from its operating activities for the years ended October 31, 2009 and 2008, and since inception.

The Company’s ability to continue as a going concern is dependent upon the success of the Company’s business plan which includes the disposition of two-thirds of its 75% interest in Access Energy (see note 3), and the pursuit of new opportunities to maximize stockholder value. The outcome of these matters cannot be predicted at this time. These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue its business.

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

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and cash equivalents and short term investments – Cash and cash equivalents include cash on account and all highly liquid investments with original maturities of three months or less on the date of acquisition. Investments with original maturities of greater than three months but less than one year are considered short-term investments.

Concentration of credit risks – The Company’s consolidated financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, short term investments, and accounts receivable. Some of the Company’s cash and cash equivalents and short-term investments accounts are held with reputable Canadian financial institutions which are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to Cdn$100,000. During years ended October 31, 2009 and October 31, 2008, the Company has maintained balances exceeding the CDIC insurance limits. Cash and cash equivalents held outside of Canada are not insured (see also note 7). To reduce its risk associated with the failure of such financial institutions, the Company periodically evaluates the credit quality of the financial institutions in which it holds deposits. The Company has determined that there are no issues regarding the credit quality of the financial institutions in which it holds deposits, and any risk of loss to be remote. The Company does not have investments in asset-backed commercial paper.

Oil and Gas Properties - The Company follows the successful efforts method of accounting for its oil and natural gas properties. Unproved oil and gas properties are periodically assessed to determine whether they have been impaired, and any impairment in value is charged to exploration expense. The costs of unproved properties, which are determined to be productive, are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves. In accordance with Statement of Financial Accounting Standards No. 19 (codified under ASC No. 935), exploratory drilling costs are evaluated within a one-year period after the completion of drilling.

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

Income taxes - The Company accounts for its income taxes in accordance with Accounting Standards Codification 740 Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

A valuation allowance is provided for the amount of deferred tax assets that would otherwise be recorded for income tax benefits primarily relating to operating loss carryforwards as realization cannot be determined to be more likely than not.

Net loss per common share - The Company computes net loss per share in accordance with ASC 260 Earnings Per Share. Under the provisions of the Earnings per Share Topic ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive.

Foreign Currency Translation – The functional currency of the Company is the Canadian Dollar. The Company uses the United States Dollar as its reporting currency for consistency with registrants of the Securities and Exchange Commission (the “SEC”).

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

Fair Value of Financial Instruments - The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value at October 31, 2009 and October 31, 2008 because of the short period to maturity of these instruments.

Revenue recognition - The Company has no revenues to date from its operations.

Stock based compensation – The Company has a stock-based compensation plan, which is described in note 5. For stock options, compensation expense is based on the fair value of the options at the grant date and is recognized over the period from the grant date to the date the award is vested, and its exercisability does not depend on continued service by the option holder. Compensation expense is recognized as general and administrative expenses, with a corresponding amount included in equity as additional paid in capital.

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

New Accounting Pronouncements Adopted

FASB Statement No. 157, Fair Value Measurements and Disclosures - (codified in ASC No. 820)

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157 “Fair Value Measurements” (“SFAS 157”). The Standard defines fair value, establishes a framework for measuring fair value under US GAAP, and expands disclosures about fair value measurements. This Statement applies to other accounting pronouncements that require or permit fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) SFAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test, asset retirement obligations and nonfinancial assets acquired and liabilities assumed in a business combination. In October 2008, the FASB also issued FSP SFAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in an inactive market, and illustrates how an entity would determine fair value when the market for a financial asset is not active.

Adoption of this Standard includes increased disclosure such as:

•	The fair value measurements recorded during the period and the reasons for the measurements
•

The level within the fair value hierarchy in which the fair value measurements in their entirety fall, segregating fair value measurements using quoted prices in active markets for identical assets or liabilities (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3);

•	For fair value measurements using significant unobservable inputs (Level 3), a description of the inputs and the information used to develop the inputs; and,
•

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

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 – (codified in ASC No. 825)

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. SFAS 159 permits entities to elect fair value as the initial and subsequent measurement attribute for many financial assets and liabilities. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement applies to all entities. Most of the provisions of this Statement apply only to entities that elect the fair value option. Entities electing the fair value option would be required to recognize changes in fair value in earnings and are required to distinguish on the face of the balance sheet the fair value of assets and liabilities for which the fair value option has been elected and similar assets and liabilities measured using another measurement attribute. The fair value option may be applied instrument by instrument (with a few exceptions); is irrevocable (unless a new election date occurs); and is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157, “Fair Value Measurements”.

However, the amendment to SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities”, applies to all entities with available-for-sale and trading securities. The fair value option permits all entities to choose to measure eligible items at fair value at specified election dates.

SFAS 159 was adopted by the Company on November 1, 2008. The adjustment to reflect the difference between the fair value and the carrying amount would be accounted for as a cumulative-effect adjustment to retained earnings as of the date of initial adoption. The adoption of SFAS 159 on November 1, 2008 did not impact the Company’s consolidated financial position, results of operations, or cash flows. There are no assets or liabilities that the Company has chosen to measure at fair value other than cash equivalents which it has already been measuring at fair value.

In April 2009, the FASB issued FASB Staff Position No. 107-1 (“FSP 107-1”) and Accounting Principles Board (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, and require disclosures about fair value of financial instruments for interim reporting periods as well as for annual financial statements. Additionally, the guidance amends APB Opinion No. 28, “Interim Financial Reporting”, and requires those disclosures in summarized financial information at interim reporting periods. The provisions of FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009 and therefore were effective for our third quarter in fiscal 2009. As FSP 107-1 and APB 28-1 relate specifically to disclosures, these standards have no impact on our financial position or results of operations other than disclosures already included in Note 7.

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FASB Standard No. 165, Subsequent Events (codified in ASC 855)

In May 2009, the FASB issued SFAS 165, “Subsequent Events”. SFAS 165 establishes principles and requirements for disclosure of subsequent events for an entity which provide additional evidence about conditions that existed at the date of the balance sheet. SFAS 165 requires that entities disclose the date through which subsequent events have been evaluated, and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. It is effective for interim or annual financial periods ending after June 15, 2009. The Company adopted SFAS 165 for its quarter ended July 31, 2009.

Future Accounting Pronouncements

FASB Standard No. 141(R), Business Combinations (codified in ASC 805)

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

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FASB Standard No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 – (codified in ASC 810)

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

1.	DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

FASB Standard No. 161, Disclosures about Derivative Instruments and Hedging Activities (codified in ASC 815)

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

2.	SHORT-TERM INVESTMENT

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

3.	OIL AND GAS PROPERTY COSTS

In the years ended October 31, 2009 and October 31, 2008, the Company incurred property acquisition costs as follows:

	2009	2008
Balance, beginning of year	$ 3,685,522	$ 4,626,809

Costs incurred during the year	110,094	67,700

Exchange adjustments	35,574	(1,008,987)
Impairment of oil and gas property costs	(3,831,190)	-

Balance, end of year	$ -	$ 3,685,522

A10 Project

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

As at October 31, 2009, the Company had paid or accrued a total of approximately Cdn$3,098,500 (approximately US$2,864,000) (2008 – Cdn$2,098,500, approximately US$1,939,600) to the BRDN and is committed to further payments totalling in the aggregate of approximately Cdn$24,000,000 over the term of the agreement which expires in 2027.

The funding provided to the BRDN under the Impact/Benefit Agreement is recoverable to the Company under the JV Agreement before the payment of the BRDN net profit interest. These costs are expensed as incurred, and will be credited to operations when recovered.

During the years ended October 31, 2009 and October 31, 2008, the Company spent funds to evaluate and to acquire properties with oil and gas potential in northern Saskatchewan and northern Alberta – the Company’s only geographic segment.

La Loche Project

On October 15, 2008, Access signed a Joint Venture Agreement and an Impact Benefit Agreement (the “Agreements”) with La Loche Clearwater Development Authority. The Agreements were subject to the ratification by the aboriginal residents of the area (the La Loche “Community”) before they were effective. On February 14, 2009, the Community ratified the Joint Venture Agreement and the Impact Benefit Agreement signed by Access and the La Loche Clearwater Development Authority (“LLCDA”) on October 15, 2008. With the ratification of the Joint Venture Agreement and Impact Benefit Agreement between Access and LLCDA in February 2009, Access is considered to have secured another project and the 1,500,000 “Access Warrants” referred to in note 5 vested with their value capitalized to oil and gas property costs.

The Agreements allow Access to exclusively participate in the acquisition, exploration and development of certain surface and subsurface rights in and to approximately 3,000,000 hectares of La Loche Traditional Lands in northwestern Saskatchewan, north and west of the town of La Loche, Saskatchewan.

The terms of the Agreements are for twenty years from the date of signing (October 15, 2008), and automatically renew for consecutive terms of twenty years if Access provides notice of renewal to LLCDA before the expiration of the Agreements. Pursuant to the terms of the Agreements, Access paid Cdn$15,000 (approximately US$13,920) on the signing of the Agreements, and is obligated to pay to the LLCDA Cdn$75,000 (approximately US$69,300) at the start of each three-month period upon ratification of the Agreements (or Cdn$300,000 annually – approximately US$277,300). As well, Access is obligated to pay a 5% gross overriding royalty to LLCDA from the production of any products. During the year ended October 31, 2009, the Company expensed Cdn$300,000 (approximately US$277,300) representing amounts payable to LLCDA after ratification.

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

3.	OIL AND GAS PROPERTY COSTS (continued)

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

4.	STOCKHOLDERS’ EQUITY AND LOSS PER SHARE CALCULATION

Preferred and Common Stock

Authorized:

On June 9, 2006, the Company filed a Certificate of Amendment to its Articles of Incorporation with the Secretary of State of Nevada to increase the authorized share capital (the “Share Increase”) from 75,000,000 shares of Common Stock, par value $0.001, to 310,000,000 shares, comprised of 300,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, par value $0.001. In addition, on May 6, 2006, our Board of Directors declared a 30:1 forward stock split (the “Stock Split”) in the form of a dividend. The record and payment date for the stock dividend was June 21, 2006. Appropriate revisions have been made to the financial statements for prior fiscal years to reflect the Share Increase and the Stock Split.

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

4.	STOCKHOLDERS’ EQUITY AND LOSS PER SHARE CALCULATION (continued)

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

Loss per share calculation

	October 31, 2009	October 31, 2008	Inception to October 31, 2009
Net loss	$5,302,960	$1,564,090	10,141,138
Weighted Average Number of shares outstanding, basic and diluted	44,854,700	44,854,700	50,276,726
Loss per share, basic and diluted	$(0.12)	$(0.03)	$(0.20)

The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the years ended October 31, 2009 and 2008, and from October 12, 2004 (inception), 1,500,000 options and warrants were excluded from the computation of diluted earnings per share because their effect would be anti-dilutive.

1-For-3 Reverse Stock Split

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

5.	STOCK OPTIONS AND WARRANTS

Stock Options

The Company has no issued options nor has it entered into stock option agreements with any person. Previous stock option grants have expired unexercised.

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

Also on February 15, 2008, the Board of Directors approved the grant of 2,200,000 stock options to officers, directors and consultants of the Company under the 2008 Amended Company Stock Option Plan. These options, to be granted once the Company’s stockholders approved the plan, were exerciseable at $1.90 per share for a term of five years and had tiered vesting provisions. On April 30, 2009, the Company announced that the Board of Directors rescinded its February 15, 2008 approval of the granting of stock options to directors, officers and consultants to the Company for options representing 2.2 million shares. These options had not yet been granted and were pending the approval of the amended 2008 Company Stock Option Plan by the stockholders at the Company’s next annual general meeting.

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

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at October 31, 2005	-	-
Granted	1,000,000	$2.00
Exercised	-	-
Cancelled	-	-
Outstanding at October 31, 2006	1,000,000	$2.00
Cancelled	(500,000)	$2.00
Outstanding at October 31, 2007	500,000	$2.00
Expired	(500,000)	$2.00
Outstanding at October 31, 2008 and 2009	-	-
No options are outstanding and/or exercisable as at October 31, 2009.

5.	STOCK OPTIONS AND WARRANTS (continued)

Warrants

A summary of the Company’s stock warrant activity and related information for the years ended October 31, 2009 and 2008 is as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at October 31, 2006	12,054,700	$2.98
Granted	1,500,000	$2.00
Outstanding at October 31, 2007	13,554,700	$2.87
Expired	(12,054,700)	$2.98
Outstanding at October 31, 2008 and 2009	1,500,000	$2.00

The outstanding warrants have a weighted average remaining life of 1.75 years.

There are 1,500,000 Warrants outstanding, which were issued as part of the consideration for the purchase of the subsidiary, Access Energy. Referred to as the “Access Warrants”, each of these 1,500,000 Access Warrants is exercisable for five years commencing August 3, 2007 and entitles the holder to purchase one share of Common Stock at $2.00 per share. The Access Warrants were granted in consideration for the future acquisition of an additional project other than the A10 Project, which, at the time of the acquisition of Access had not been secured. The Access Warrants did not vest until Access secured an additional project. The Access Warrants vested with the ratification of the Agreements with LLCDA (see Note 3) on February 14, 2009, and the fair value of the Access Warrants was calculated on the date of vesting (February 14, 2009) using the Black-Scholes method with the following assumptions:

Dividend yield	$0
Expected volatility	101.34
Risk-free interest rate	1.69
Expected lives	3.5 years
Weighted average fair value of options issued	$0.072

The fair value of the Access Warrants of $108,000 was capitalized to oil and gas property costs with a credit to Additional Paid-In Capital in the quarter ended April 30, 2009.

6.	RELATED PARTY TRANSACTIONS

As of October 31, 2009, there are no significant related party transactions between the Company and any of its officers or directors other than a consulting agreement between Access and a company controlled by a director of the Company as described below.

On November 1, 2005, Access entered into an agreement with Coniston Investment Corp. (“Coniston”), to provide management, consulting and advisory services to Access (the “Services”). These services include assisting Access in negotiating joint venture agreements, assisting in the formation of a team of technical experts, and other consulting and advisory services as required by Access from time to time. The agreement automatically renews for consecutive one-year terms unless terminated by either party in writing, and currently expires October 31, 2010.

6.	RELATED PARTY TRANSACTIONS (continued)

Coniston’s sole shareholder, President and CEO is the President and CEO of Access, a director of the Company since August 2007, and, from November 1, 2007 to July 31, 2009, also the President and CEO of the Company. Pursuant to the agreement: (i) Access shall pay Coniston a fee of: (i) Cdn$260,000 per annum, payable monthly (paid); (ii) Cdn$1,000,000 (the “Dene Fee”) in the event Access entered into an agreement with the BRDN and/or its associates or affiliates to develop hydrocarbon opportunities in a defined area within Treaty 10 lands which includes the traditional and historically occupied and used lands of the BRDN (paid); and (iii) Coniston will also be entitled to receive a 1.25% non-convertible overriding royalty based on 100% production (“GORR”) from any and all projects that Coniston brings to Access (the “Royalty Fee”). Amounts are due on demand by Access, are non-interest bearing, and are unsecured. Effective January 1, 2009, the agreement was revised to reflect a reduced fee of Cdn$160,000 per annum, payable monthly. The revised agreement expires October 31, 2010, but automatically renews for consecutive one-year terms unless terminated by either party in writing.

During the year ended October 31, 2009, Coniston charged Access management fees of Cdn$176,667 which are included in the consolidated statement of operations (2008 – Cdn$260,000). Amounts payable to Coniston of Cdn$40,000 (US$36,972) were recorded to the end of October 31, 2009 (2008 - Cdn$57,408 or US$53,062). These amounts payable are due on demand, are non-interest bearing, and are unsecured.

Additionally, US$6,667 (2008 - $nil) was owed to directors for director fees at October 31, 2009, and paid subsequent to year end. It was payable on demand, non-interest bearing and unsecured.

7.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

The Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, and accounts payable with related parties. The estimated fair values of the financial instruments have been determined based on the Company’s assessment of available market information and appropriate valuation methodologies; however, these estimates may not necessarily be indicative of the amounts that could be realized or settled in a market transaction. The fair values of financial instruments generally approximate their book amounts due to the short-term maturity of these instruments at October 31, 2009 and 2008 except as disclosed below for certain deposits included in cash equivalents. The Company has no derivative instruments.

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

Cash equivalents

The Company’s cash equivalents as at October 31, 2009 were three deposits held at the EFG Bank & Trust (Bahamas) Ltd. The Company has elected to record these deposits using the fair value option. These deposits are denominated in U.S. dollars, however on maturity, the Company may receive the deposit in either U.S. or Canadian dollars, depending on the exchange rate in relation to a set strike conversion rate. If the exchange rate is in excess of the strike price 2 days prior to maturity, the deposit and interest will be repaid by the bank in Canadian dollars using the strike price to determine such amount. If the exchange rate is below the strike price 2 days prior to maturity, the deposit and interest will be repaid in U.S. dollars. The significant terms of the deposits as at October 31, 2009 are as follows:

7.	FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS (continued)

Principal (USD)	Purchase Date	Maturity	Strike Conversion Rate	Coupon	Fair value (USD)
731,000	Oct 9, 2009	Nov 9, 2009	1.0585	14.6%	721,483
1,191,000	Oct 22, 2009	Nov 23, 2009	1.0500	15.3%	1,255,252
662,000	Oct 27, 2009	Nov 27, 2009	1.0560	15.9%	700,287
2,584,000					2,677,022

The fair value option elected for these deposits represents the most appropriate expected amount to be received. The fair value of these deposits has been determined using Level 2, significant other observable inputs. The input used to calculate the fair value was the U.S. /Canadian forward exchange rate for the maturities of the deposits. This rate as of October 31, 2009 was 1.0844 for each maturity date noted above.

Interest income related to these deposits is recorded using the stated coupon rate and included in the “interest income”. Other fair value adjustments are recorded as “loss (gain) from foreign currency exchange” as any change in value is a result of changes in currency exchange rates.

The Company’s cash equivalents as at October 31, 2008, were redeemable investment certificates with maturities less than 3 months. The fair value of these investments approximated their carry value was its cost plus accrued interest. The certificate principal and contracted interest were guaranteed, and accordingly there is no gain or loss to be recorded. Until the investment matures, the Company records an accrual for interest earned, with a credit to interest income in the consolidated statements of operations.

8.	COMPREHENSIVE INCOME

Foreign currency translation adjustments for the year ended October 31, 2009 are net of tax of $Nil. Foreign currency translation adjustments for the year ended October 31, 2008 are net of tax of $Nil. Foreign currency translation adjustments for the period from inception to October 31, 2009 are net of tax of $Nil.

9.	COMMITMENTS

The Company terminated its operating lease for leased space in Calgary during the 2008, and assumed a sublease for its head office in Toronto, Canada effective October 1, 2008. The Company has no other operating leases.

The operating commitments for each of the next five years, with the exception of BRDN and La Loche, are:

Payment due by period
Contractual Obligations	Year 1	Year 2	Year 3	Year 4	Year 5
Head office rent(1)	$ 30,502	$ 30,502	$ 7,625	-	-
Management contract(2)	$ 147,888	-	-	-	-
Total	$ 178,390	$ 30,502	$ 7,625	$ Nil	$ Nil

(1)

On September 2, 2008, Blacksands entered into an assignment of sublease and pays rent on its Head Office premises in Toronto, Ontario, Canada effective October 1, 2008, at a rate of Cdn$2,750 per month plus applicable taxes, until January 30, 2012. Rent expense for the years ended October 31, 2009 and 2008 was $29,471 and $39,370, respectively.

(2)

On November 1, 2005,Access entered into an agreement with Coniston to provide management, consulting and advisory services to Access (the “Services”).  These services include assisting Access in negotiating joint venture agreements, assisting in the formation of a team of technical experts, and other consulting and advisory services as required by Access from time to time. The agreement automatically renews for consecutive one-year terms unless terminated by either party in writing.   This agreement was revised effective January 1, 2009 for a revised value of Cdn$160,000 (approximately US$147,888).  The revised agreement automatically renews for consecutive one-year terms effective November 1st of each year.  It has been renewed to October 31, 2010.

.

As well, the Company is committed to make certain contributions to the BRDN on or before May 24 of every year over the 20-year term of the agreement (until 2027) for capacity and infrastructure building, for reimbursement of costs for traditional lands staffing, and to support training and development of the BRDN community in the range of Cdn$1,000,000 to Cdn$1,300,000 per year. The Company is also committed to expend up to Cdn$1,000,000 to assist BRDN forestry contractors to transition to being approved contractors for the A10 Project. Finally, the Company is committed to providing a loan to assist the BRDDC to fund an increase in ownership of the A10 Project to up to 30% (from 10% currently) when production is to commence. All amounts paid or advanced are potentially recoverable as part of the Company’s earned working interest in the A10 Project from proceeds from the Project.

As well, the Company is committed to make certain contributions to the La Loche Clearwater Development Authority (“LLCDA”) under agreements with LLCDA. The terms of the Agreements are for twenty years from the date of signing (October 15, 2008), and automatically renew for consecutive terms of twenty years if Access provides notice of renewal to LLCDA before the expiration of the Agreements. Pursuant to the terms of the Agreements, Access paid Cdn$15,000 (approximately US$13,920) on the signing of the Agreements, and is obligated to pay to the LLCDA Cdn$75,000 (approximately US$69,300) at the start of each three-month period upon ratification of the Agreements (or Cdn$300,000 annually – approximately US$277,300). As well, Access is obligated to pay a 5% gross overriding royalty to LLCDA from the production of any Products.

10.	INCOME TAXES

The reconciliation between the expected income tax benefit, computed using the statutory federal rate of 34%, and the actual income tax benefit is as follows:

	October 31,
	2009	2008

Expected tax benefit at 34%	$1,952,000	$532,000
Excess of US tax rate over Canadian tax rate	(13,000)	(5,000)
Tax recovery related to prior years	655,000	-
Change in valuation allowance	(2,594,000)	(527,000)
Net deferred tax asset	$-	$-

 The composition of deferred tax assets/liability is as follows:

	October 31,
	2009	2008
Deferred Tax Asset
Net operating loss	$2,190,000	$999,000
Oil and gas property interests	1,564,000	158,000
Share issue costs	6,000	9,000
	$3760,000	$1,166,000
Valuation allowance	(3,760,000)	(1,166,000)
Net	$-	$-

For United States and Canadian federal income tax purposes, Blacksands has net operating losses of approximately $4,016,000 at October 31, 2009 (2008 - $2,219,000). For Canadian income tax purposes, Access has net operating losses of approximately $3,298,000 at October 31, 2009 (2008 – $842,000). These losses expire as follows:

2026	$ 869,000
2027	1,874,000
2028	2,452,000
2029	2,119,000
$ 7,314,000

10.	INCOME TAXES (continued)

At October 31, 2009 and 2008, Access had Cdn$3,803,000 (approximately US$3,515,000 of resource deductions for Canadian income tax purposes.

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

The increase in the valuation allowance for the year amounted to $2,594,000.

11.	SUBSEQUENT EVENT

The Company completed its review for subsequent events on January 27, 2010, the date the financial statements were available to be issued. The only subsequent event is described below.

Acquisition of J.E. Pettus Gas Unit (known as “Cabeza Creek Field”) in November 2009

In late fiscal 2009, and with the planned disposition of 75% of the Company’s interest in Access Energy, the Board approved the purchase of a gas property in Texas. Effective November 9th, 2009, the Company purchased, for approximately US$430,000 including legal and other costs, through its Texan subsidiary (formed November 9, 2009), Blacksands Petroleum Texas, LLC (“BSPE Texas”), the J.E. Pettus Gas Unit located in Goliad County, Texas, previously owned by Pioneer Natural Resources USA, Inc. The Gas Unit includes four (4) active gas wells and 24 non producing gas wells located on 3688.77 acres in Goliad County, Texas. The interest acquired by BSPE is 100% all right, title and interest from the surface to 8,500 feet below the surface and 10.67% below 8,500 feet. The other interest owners with rights below 8,500 feet beneath the surface are: XTO Energy, Inc. with a 35% interest, ConocoPhillips Company with a 45.67% interest, and Anadarko Petroleum Corp. with a 8.66% interest. The Company, through its subsidiary, BSPE Texas, is the operator of all depth rights. The gas and oil production is from conventional Gulf Coast sand-stone formations.

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

Based upon our assessment and those criteria, management concluded that the Company’s internal control over financial reporting was not effective as of October 31, 2009 due to a material weakness identified by management in the understanding and application of U.S. GAAP , including but not limited to oil and gas accounting and foreign currency translation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

More specifically, the material weakness relates to a lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP resulting in a lack of sufficient analysis and documentation of the application of U.S. GAAP to transactions, including but not limited to oil and gas accounting and foreign currency translation.

In efforts to address this material weakness, the Company is taking the following remedial actions: (i) providing additional training and education for our accounting staff with respect to U.S. GAAP; and (ii) consulting with external professional experts on an earlier basis with respect to interpretation issues with U.S. GAAP.

This annual report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of Securities and Exchange Commission that permit the Company to provide only management's report in this annual report on Form 10-K.

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

The following table sets forth certain information, as of the date of this report, with respect to our directors and executive officers.

Name	Positions Held	Age	Date of Election or Appointment as Director
Mark Holcombe (1)	CEO, CFO, and Director	41	November 2007
Paul Parisotto	Director	49	August 2007
Bruno Mosimann	Director	65	May 2006
Rick Wilson	Director	52	February 2007

(1) Mark Holcombe was appointed as the Company’s President and Chief Executive Officer effective August 1, 2009, and as the Company’s Chief Financial Officer effective September 1, 2009.

Mark Holcombe, 41, CEO since August 1, 2009, CFO since September 1, 2009, and Director, founded Stirling Partners Limited in 2006, was the former Head of Corporate Development and Private Equity and Chief Compliance Officer at GEM Global Equities Management, S.A., an emerging market hedge fund, and was also an investment banker at DLJ and ING Capital in New York. Mr. Holcombe has over 18 years of natural resource industry and corporate finance experience. Since 2007, he serves on the board of Sandfield Ventures Corporation, PNG LNG Ltd. and Pacific LNG Operations LTD. Mr. Holcombe holds a B.A. from Colgate University.

Paul A. Parisotto, 49, Director, and President and CEO from November 1, 2007 to July 31, 2009, is an executive with significant investment banking experience. From December 2004 until September 2008, Mr. Parisotto served as a director, President and Chief Executive Officer of Arizona Star Resource Corp., a publicly traded company listed on the TSX Venture Exchange and the American Stock Exchange until its take-over by Barrick Gold Corporation. Mr. Parisotto is also the sole director, stockholder and president of Coniston Investment Corp. (“Coniston”) a firm which provides investment banking services such as raising equity and debt and mergers and acquisitions advisory services to small public and private market capitalization companies. Mr. Parisotto is a director of Noront Resources Ltd. (since June 2008) and was their co-interim President and CEO on October 28, 2008 until June 22, 2009. He is a former director of Nevada Pacific Gold Ltd., a company taken over by US Gold Corp., the former Vice President and Director of HSBC Securities (Canada) Inc. from March 1998 to June 1999 and a former Senior Vice President (Corporate Finance) of Marleau, Lemire Securities Inc. from January 1995 to January 1998. Prior to Mr. Parisotto’s investment banking experience, he served as the Manager, Original Listings of the Toronto Stock Exchange from November 1985 to December 1994.

Bruno Mosimann, 65, Director, is a financial consultant, resident in Switzerland. Since July 1985, he has been the President and Managing Director of Romofin AG, a firm that supplies investment management services to its customers. Mr. Mosimann has also served as an officer of various listed companies.

Rick Wilson, 51, Director, and Chief Financial Officer since September 2007, has been in the mining and natural resource industry for over twenty years. Since 2006, Mr. Wilson has been the President of

Regent Ventures Ltd., a company engaged in the acquisition, exploration and development of mineral resource properties. Regent Ventures currently has mining exploration projects in Nevada and the Yukon Territories and holds the licenses to sell environmentally safe clean up products to the oil and gas industry in Canada. Prior to serving as its President, Mr. Wilson was a director of Regent Ventures from 1993 to 2006. Mr. Wilson also served as the President of Emerson Explorations/GBS Gold International Inc. from 1998 to 2006, during which time that company raised over $62 million dollars to acquire and develop two publicly trading Australian gold mines.

Code of Business Conduct and Ethics/Business Conduct Policy

We adopted a Code of Business Conduct and Ethics in October 2007 that applies to all of our directors, officers, employees and consultants. The Code of Business Conduct and Ethics summarizes the legal, ethical and regulatory standards that we must follow and serves as a reminder to our directors, officers, employees, and contractors, of the seriousness of that commitment. Compliance with this code and high standards of business conduct is mandatory for each of our contractors.

The Code of Business Conduct and Ethics was filed with the SEC on January 29, 2008 as Exhibit 14.1 to Form 10-KSB report for the year ending October 31, 2007. On October 27, 2008, the Board of Directors approved a new Business Conduct Policy (which is available on our website at www.blacksandspetroleum.com and filed on EDGAR as an exhibit toForm 8-K on October 29, 2008, and incorporated by reference herein as Exhibit 14.2) as part of our “Corporate Governance Policies – October 27, 2008” which replaced our Code of Business Conduct and Ethics. Any future violations of the Company’s Business Conduct Policy will be reported on our website at www.blacksandspetroleum.com. The Code of Business Conduct and Ethics is available free of charge by request to the Corporate Secretary at the Company’s head office at 401 Bay Street, Suite 2700, PO Box 152, Toronto, Ontario, Canada M5H 2Y4.

Whistleblower Policy

As a public company, the integrity, transparency and accountability of the financial, administrative and management practices of the Company are critical. Accordingly in October 2008, we adopted a Whistleblower Policy. This policy can be found on our website at www.blacksandspetroleum.com in our document “Corporate Governance Policies – October 27, 2008”, and in our Form 8-K filing of October 29, 2008, and incorporated by reference herein as Exhibit 14.2.

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

Audit Committee and Audit Committee Financial Expert

The Audit Committee was formed in August 2007 with the sole independent director at the time, Mr. Bruno Mosimann, being the sole member of the Audit Committee. Mr. Holcombe joined the Audit Committee after joining the board November 1, 2007. With Mr. Holcombe’s appointment as CEO effective August 1, 2009, and as CFO effective September 1, 2009, our Audit Committee is currently comprised of Bruno Mosimann, our only independent director under the audit committee rules of the NYSE Amex Equities. Bruno Mosimann is the Chairman of the Audit Committee. He satisfies the criteria for an audit committee financial expert under Item 401(e) of Regulation S-B of the rules of the Securities and Exchange Commission.

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

A copy of the Audit Committee charter can be found within the “Corporate Governance Policies – October 27, 2008” on the Company’s website at www.blacksandspetroleum.com, and also included in our Form 8-K filing of October 29, 2008. It is incorporated by reference herein as Exhibit 14.2.

Additional information relating to the Audit Committee is contained in the following sections of the Company’s Annual Report on Form 10-K for the year ended October 31, 2009: “Item 9 – Directors and Executive Officers” and “Item 14 – Principal Accountant Fees and Services”.

Compensation Committee

The Compensation Committee was formed in August 2007, and comprised our sole independent director at that time, Bruno Mosimann. At a meeting of the Board of Directors on October 27, 2008, Mark Holcombe, our other independent director, was added to the Compensation Committee. On December 21, 2009, the Board of Directors reconstituted the Compensation Committee to include Bruno Mosimann as the sole member as he is our only independent director. The Board of Directors also approved Terms of Reference for the Compensation Committee which are included in “Corporate Governance Policies – October 27, 2008” available on our website at www.blacksandspetroleum.com, and filed on Form 8-K on EDGAR, and incorporated by reference herein as Exhibit 14.2. There were no meetings held by the Compensation Committee in the year ended October 31, 2009, and any compensation discussions and matters relating to employment and compensation of Directors and executive officers were dealt with by the full Board of Directors, with Directors or executive officers abstaining from voting as matters related to their positions with the Company specifically. To the extent that matters are not dealt with by the full Board of the Directors, the Compensation Committee has the mandate to review both the overall salary objectives of Blacksands, and significant modifications made to employee benefit plans, including those applicable to directors and executive officers, and propose any awards of stock options, incentive and deferred compensation benefits, as applicable.

Corporate Governance Committee

The Corporate Governance Committee was formed on October 27, 2008, and included Paul Parisotto, Mark Holcombe, and Bruno Mosimann. It did not have any meetings in the year ended October 31, 2009. On December 21, 2009, the Board of Directors reconstituted the Committee to include the Company’s one independent director, Bruno Mosimann, Paul Parisotto, the former President and CEO and a director of the Company, and Mark Holcombe, the current President and CEO and a director of the Company. One of three Committee members are independent. The Corporate Governance Committee is charged with the responsibility of assisting the Board in fulfilling its oversight responsibilities in relation to the corporate governance practices and policies of the Company, and assessing the functioning and effectiveness of the Board, its committees, and its individual members.

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

The following table sets forth compensation paid or accrued to each of the individuals who served as our Chief Executive Officer and our other most highly compensated executive officers (the “named executive officers”) for the fiscal year ended October 31, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Options Awards $	Non-Equity Incentive Plan Compen-sation $	Non-Qualified Deferred Compensa-tion Earnings $	All Other Compen-sation $	Total $

Mark Holcombe (1)	2009	$nil	$nil	$nil	$nil	$nil	$nil	$45,000	$30,000
	2008	N/A	N/A	N/A	N/A	N/A	N/A	$20,000	$20,000
Paul Parisotto (2)	2009	$nil	$nil	$nil	$nil	$nil	$nil	$165,793	$165,793
	2008	$nil	$nil	$nil	$nil	$nil	$nil	$240,318	$240,318
Rick Wilson (3)	2009	$nil	$nil	$nil	$nil	$nil	$nil	$45,340	$45,340
	2008	$nil	$nil	$nil	$nil	$nil	$nil	$64,701	$64,701

(1) Mark Holcombe was appointed President and Chief Executive Officer (CEO) effective August 1, 2009, and Chief Financial Officer (CFO) effective September 1, 2009. For his services as President and CEO, he receives US$10,000 a month, with an agreement that his services are on a month-to-month basis. For the year ended October 31, 2009, he was paid starting August 1, 2009 for a total of US$30,000. He does not receive any additional compensation for his services as CFO. Mr. Holcombe also received directors fees of US$15,000 in 2009 (US$20,000 in 2008) included in “All Other Compensation”.

(2) Paul Parisotto was our President and Chief Executive Officer from November 1, 2007 to July 31, 2009, and became a director on August 3, 2007. Under the terms of a consulting agreement between Access and Coniston (a company controlled by Paul Parisotto), Access has paid Coniston Cdn$176,667 (US$163,293) (excluding goods and services tax) for the year ended October 31, 2009 for management services provided to Access. Access paid Coniston Cdn$260,000 (US$240,318) for the year ended October 31, 2008. Mr. Parisotto begun receiving directors fees effective August 1, 2009 and $2,500 was accrued for these director fees for the period of August 1, 2009 to October 31, 2009 and is included in “All Other Compensation”. The amount was paid subsequent to the year end.

(3) Rick Wilson was paid Cdn$47,250 (US$43,673) for services to the Company until August 31, 2009. He was paid Cdn$70,000 (US$64,701) for the year ended October 31, 2008. Mr. Wilson received directors fees effective September 1, 2009, and $1,667 was accrued for him for the period of September 1, 2009 to October 31, 2009 and is included in “All Other Compensation”. The amount was paid subsequent to the year end.

OUTSTANDING EQUITY AWARDS (OPTIONS) AT FISCAL YEAR-END (1)
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mark Holcombe	N/A	N/A	N/A	N/A

 (1) There are no outstanding equity awards at fiscal year-end, nor currently. See discussion under Equity Compensation Plans (below) for description of options to be granted upon stockholder approval of Amended 2008 Company Stock Option Plan.

Agreements With Officers, Directors And Consultants

Mark Holcombe

Mr. Holcombe was appointed President and Chief Executive Officer of the Company effective August 1, 2009, and the Company’s Chief Financial Officer effective September 1, 2009. For his services as President and CEO, Mr. Holcombe is compensated at a rate of US$10,000 monthly, on a month-to-month basis. There is no fixed term for his appointment and compensation. He does not receive any additional compensation for his additional role as Chief Financial Officer. There is no formal agreement with Mr. Holcombe for his services as President and CEO, and CFO, and thus no change in control provisions.

Paul Parisotto

Mr. Parisotto is the President and sole director and stockholder of Coniston Investment Corp. (“Coniston”). Effective November 1, 2005, the management services agreement between Coniston and Access Energy Inc. calls for Coniston to be paid Cdn$260,000 per year, plus the applicable goods and services tax, and amended to Cdn$160,000 per year effective January 1, 2009, for management, consulting and advisory services on matters with respect to the acquisition, exploration, development and production of hydrocarbons in western Canada and United States. It also contains a change of control provision which provides that if a change of control were to occur without Coniston’s prior consent, Access would owe Coniston an additional Cdn$135,000. The Purchase of 75% of the shares of Access Energy by Blacksands constituted a change of control to which Coniston consented to in advance. The Coniston Agreement terminates annually on October 31st, but is automatically renewed for one year periods unless one party provides at least 60 days’ prior notice of non-renewal. No such notice has been provided as of October 28, 2009 and the agreement was renewed.

During the year ended October 31, 2009, Coniston charged Access management fees of Cdn$176,667 which is included in the consolidated statement of operations. Amounts payable to Coniston of Cdn$40,000 (US$36,972) were recorded to the end of October 31, 2009 (2007 - Cdn$57,408 or US$53,062).

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

There was no separate agreement between Mr. Parisotto nor Coniston for Mr. Parisotto’s services as President and CEO of Blacksands.

Rick Wilson
Blacksands was party to an independent contractor agreement effective September 1, 2007 with Rick Wilson for Mr. Wilson’s services as the Chief Financial Officer for the Company to August 31, 2009. Pursuant to this agreement, Mr. Wilson was entitled to compensation of $5,000 Cdn (amended to $2,500 per month August 1, 2009) on a month-to-month basis. The agreement allowed for Mr. Wilson to terminate his employment with 30 days’ written notice to the Company, or for the Company to terminate Mr. Wilson’s employment with payment of one month’s salary. With the appointment of Mr. Holcombe as Chief Financial Officer effective September 1, 2009, Mr. Wilson waived the notice requirement of his agreement.

Other Key Staff

Ms. Jennifer Dawson provides financial, corporate secretarial, and/or administrative services to the Company on a time worked, contract basis. She does not have an agreement with either the Company or Access.

The Board proposed stock grants to certain directors and executives to provide additional compensation in August 2009 under the amended 2008 Company Stock Option Plan - such amended 2008 Company Stock Option Plan is to be approved at the next annual general meeting of stockholders. (The Board’s prior approval of stock option grants in February 2008 was rescinded by the Board in April 2009).

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

Securities Authorized for Issuance

We have no other equity compensation plans in place that have not been approved by our stockholders, but amendments will be presented to stockholders for approval at the annual meeting as the amended 2008 Company Stock Option Plan. The table below shows securities issued under our existing equity compensation plans as of October 31, 2009:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	Nil	$Nil	6,000,000
Equity compensation plans not approved by security holders	Nil	$Nil	Nil
Total	Nil	$Nil	6,000,000

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

The 2008 Plan will only be effective upon approval of the majority of the stockholders. On August 5, 2009, the Board of Directors approved the granting of stock options, pending approval of the amended 2008 Company Stock Option Plan to certain directors, officers and consultants to the Company for options representing 1,900,000 common shares. The exercise price of the options is $0.25, and the term is five years, with 50% vesting immediately, 25% vesting on the first year anniversary of the grant, and 25% vesting on the second anniversary of the grant. The closing price of a share of the Company’s Common Stock, as reported on the OTCBB on January 26, 2010, was $1.10.

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

ACCOUNTING TREATMENT

The applicable accounting treatment for options granted under the 2008 Option Plan is set forth in SFAS 123R (codified under Accounting Standards Codification No. 718) which replaced SFAS No. 123, “Accounting for Stock-Based Compensation” and superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, and employee stock purchase plans to be recognized in the financial statements based on their fair values.

Effective January 1, 2006, the Company adopted SFAS 123R. Under this standard, the Company recognizes compensation expense based on an estimate of the fair value of options granted to employees under the Company’s employee stock option plan and employee stock purchase plans. This expense is recorded on a straight-line basis over the option vesting periods.

Compensation of Directors

For the year ended October 31, 2009, the director compensation was as follows:

Name (4)	Fees Earned or Paid in Cash (US$)	Stock Awards(5) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Compensation Earnings ($)	All Other Compen-sation ($)	Total (US$)
Bruno Mosimann	$17,500	Nil	Nil	Nil	Nil	Nil	$17,500
Darren Stevenson (1)	$5,000	Nil	Nil	Nil	Nil	Nil	$5,000
Mark Holcombe (2)	$15,000	Nil	Nil	Nil	Nil	Nil	$15,000
Paul A. Parisotto (3)	$2,500	Nil	Nil	Nil	Nil	Nil	$2,500
Rick Wilson (3)	$1,667	Nil	Nil	Nil	Nil	Nil	$1,667

(1) Mr. Stevenson resigned from the Board of Directors effective January 21, 2009.

(2) Mr. Holcombe joined the Board as an independent director effective November 1, 2007.  In January 2008, the Board of Directors approved Directors’ fees to be paid to Mr. Holcombe effective November 1, 2007. Mr. Holcombe was appointed President & CEO for the Company effective August 1, 2009 and effective that date, was no longer eligible for directors’ fees.

(3) Mr. Parisotto and Mr. Wilson ceased being senior executive officers of the Company August 1, 2009 and September 1, 2009 respectively, and were eligible for director fees for the period from August 1, 2009 to October 31, 2009 for Mr. Parisotto, and September 1, 2009 to October 31, 2009 for Mr. Wilson.

(4) Stock options were approved by the Board of Directors in February 2008, and the approval was rescinded in April 2009. In August 2009, stock options were approved for granting by the Board of Directors, but these options have not been granted. See Equity Compensation Plans above.

Beginning November 1, 2007, independent board members are being compensated for their services as follows:

•	Quarterly payments at the end of the Company’s fiscal quarters in the amount of US$5,000.
•	No cash compensation for attendance of any meeting.
•	Any expenses, travel, administrative, telephone or other costs associated with a Board member’s fulfilling his or her duties as a Board member will be reimbursed by Blacksands.

Paul A. Parisotto and Rick Wilson were not compensated for their services as directors while they were executives of the Company. Mr. Holcombe is not compensated as a director since his appointment as President and CEO of the Company in August 2009, and as CFO in September 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at January 26, 2010, by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

TITLE OF CLASS	NAME OF BENEFICIAL OWNER	SHARES OF COMMON STOCK	OPTIONS (VESTED)	PERCENT OF CLASS
Common	Paul A. Parisotto	0	0	0%
Common	Rick Wilson	0	0	0%
Common	Bruno Mosimann	0	0	0%
Common	Mark Holcombe	0	0	0%
Directors and Officers as a Group consisting of one person		0	0	0%

The above calculations were based on 44,854,700 shares of our Common Stock outstanding as of January 26, 2010.

The following table sets out certain information regarding those equity compensation arrangements.

			Number of Unexercised Options at Year-End		Value of Unexercised Options at Year-End (4)
Name (1)	Shares Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Mark Holcombe (1)	0	0	0	0	$N/A	$N/A
Paul Parisotto (2)	0	0	0	0	$N/A	$N/A
Rick Wilson (3)	0	0	0	0	$N/A	$N/A

(1) Mark Holcombe became President and CEO on August 1, 2009. He also became CFO effective September 1, 2009.

(2)  Paul Parisotto ceased being President and CEO on July 31, 2009.

(3) Rick Wilson ceased being CFO effective August 31, 2009.

(4) Stock options were approved by the Board of Directors in August 2009 but have not been granted. See Equity Compensation Plans above. (Note that approval for a prior grant in February 2008 was rescinded by the directors in April 2009).

(5) The value of unexercised “in the money” options is determined by multiplying the number of shares subject to such options by the difference between the exercise price per share and the closing bid of our Common Stock on The OTC Bulletin Board on October 31, 2009, if applicable.

The Company is not aware of any stockholder who beneficially owns 5% of more of the Company’s stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Mr. Holcombe is the President and CEO of the Company since August 1, 2009 and his services as President and CEO (with no additional compensation for his role as CFO) are paid on a month-to-month basis under a board-approved agreement with Mr. Holcombe in the amount of US$10,000 per month.

Mr. Parisotto is the President and sole Director and stockholder of Coniston which provides consulting services to Access. From November 1, 2007 to July 31, 2009, Mr. Parisotto was the President of Blacksands.

Coniston is entitled to a 1.25% nonconvertible overriding royalty based on 100% production when and if A10 Project commences production. Coniston is also entitled to receive this royalty and other success fees as it may negotiate with Access for future projects where it is fundamental to the consummation of a similar project with us or Access. It is impossible to quantify the present dollar value of Coniston’s royalty interest since a great deal of additional exploration will be required for us to begin preparing a plan for production and the uncertainty associated with any petroleum development.

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

An “independent” director is a director whom the Board of Directors has determined satisfies the requirements for independence under the Sarbanes-Oxley Act of 2002, section 10A(m)(3) and under section 803A of the NYSE Amex Company Guide. Only Mr. Mosimann satisfies these requirements for independence.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Ernst & Young LLP (“Ernst & Young”) serves as our independent registered public accounting firm for the Company as of September 17, 2008. Prior to that, Sherb & Co., LLP served as our principal accountant.

Audit Fees

Our principal accountant, Ernst & Young, LLP (“Ernst & Young”), has or will bill us aggregate fees for the fiscal year ended October 31, 2009 of approximately Cdn$85,000 to Cdn$100,000 (approximately US$78,565 to US$92,430). Cdn$100,000 (approximately US$92,430) has been accrued in our records as at October 31, 2009. Ernst & Young billed us aggregate fees for the fiscal year ended October 31, 2008 of Cdn$95,000 (approximately US$87,808).

Our former auditors, Sherb & Co., LLP, billed us Cdn$25,190 (approximately US$23,283) for transitional issues, the inclusion of the 2007 audit report in our 2008 Form 10-K, and other audit matters.

Ernst & Young billed us aggregate fees of Cdn$45,000 (approximately US$41,594) for the reviews of the financial statements included in our reports on Form 10-Q for the interim periods of January 31, 2009, April 30, 2009 and July 31, 2009.

Sherb billed us aggregate fees in the amount of Cdn$7,143 (approximately US$6,600) for review of the amended quarters of fiscal 2008. They also billed us aggregate fees of $28,000 for the review of the financial statements included in our report on Form 10-Q for the interim periods of January 31, 2008, April 30, 2008 and July 31, 2008.

Audit-Related Fees

Ernst and Young billed us aggregate fees of $20,000 for advice and counsel in the year ended October 31, 2009.

Sherb billed us aggregate fees in the amount of $4,500 for the year ended October 31, 2008 for assurance and related services that were reasonably related to the performance of the review of our financial statements and/or Form 8K filings.

Tax Fees

Ernst and Young billed us $20,900 (approximately US$19,318) for tax compliance services in the fiscal year ended October 31, 2009 relating to preparation of the 2004 to 2007 federal and state tax returns for the years of October 31, 2004 to October 31, 2008 inclusive. There were no prior tax compliance services by either Ernst and Young or by the previous auditors, Sherb.

Approximately Cdn$10,000 (US$9,243) has been accrued for the preparation of the federal and state tax returns for the year ended October 31, 2009.

All Other Fees

Ernst and Young billed us $nil in other fees for the fiscal year ended October 31, 2009 and $nil for the fiscal year ended October 31, 2008 for other fees. Ernst and Young performed all work regarding the audit of our financial statements for the most recent fiscal year.

Audit Committee’s Pre-Approval Practice

Section 10A(i) of the Exchange Act prohibits our auditors from performing audit services for us as well as any services not considered to be “audit services” unless such services are pre-approved by the audit committee of the Board of Directors, or unless the services meet certain de minimis standards. The audit committee’s charter (amended and included with the Company’s Corporate Governance Policies approved by the Board of Directors on October 27, 2008, filed on October 29, 2008, and incorporated by reference herein as Exhibit 10.15) provides that the audit committee must:

•

Pre-approve all audit services that the auditor may provide to us or any subsidiary (including, without limitation, providing comfort letters in connection with securities offerings or statutory audits) as required by §10A(i)(1)(A) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002); and

•

Pre-approve all non-audit services (other than certain de minimis services described in §10A(i)(1)(B) of the Exchange Act (as amended by the Sarbanes-Oxley Act of 2002)) that the auditors propose to provide to us or any of our subsidiaries. The audit committee considers at each of its meetings whether to approve any audit services or non-audit services. In some cases, management may present the request; in other cases, the auditors may present the request.

PART IV

ITEM 15.	EXHIBITS

Exhibit Number	Exhibit Description
3.1 (1)	Articles of Incorporation as filed with the Nevada Secretary of State on October 12, 2004.
3.2 (2)	Certificate of Amendment to Articles of Incorporation filed with the Nevada Secretary of State on June 9, 2006.
3.3 (1)	Bylaws of the Registrant
3.4 (16)	Bylaw Amendment
10.1 (13)	Joint Venture Agreement dated November 3, 2006 between Buffalo River Dene Development Corporation and Access Energy Inc.
10.2 (4)	Exclusivity Agreement, dated November 10, 2006, between the Registrant and Access Energy Inc.
10.3 (5)	Amendment of Exclusivity Agreement, dated March 9, 2007, between the Registrant and Access Energy Inc.
10.4 (6)	Amendment of Exclusivity Agreement, dated May 4, 2007, between the Registrant and Access Energy Inc.
10.5 (3)	Amendment Agreement No. 1 to Joint Venture Agreement, dated May 9, 2007, between Buffalo River Dene Development Corporation and Access Energy Inc.
10.5.1 (14)	Amendment Agreement No. 2 to Joint Venture Agreement dated March 17, 2008 between Buffalo River Dene Development Corporation and Access Energy Inc.
10.6 (7)	Loan Agreement, dated May 17, 2007, between the Registrant and Access Energy Inc.
10.7 (7)	Promissory Note, dated May 17, 2007, by Access Energy Inc.
10.8 (7)	Escrow Agreement, dated May 17, 2007, among the Registrant, Access Energy Inc. and Fraser Milner Casgrain LLP, as escrow agent
10.9 (3)	Common Stock Purchase Agreement, dated August 3, 2007, between the Registrant and Access Energy Inc.
10.10 (3)	Unanimous Shareholders Agreement, dated August 3, 2007, between the Registrant and Access Energy Inc.
10.11 (3)	Common Stock Purchase Warrant, dated August 3, 2007
10.11.1 (9)	Amendment No. 1 to Warrant to Purchase Common Stock August 2007, Executed September 8, 2008
10.12 (3)	Registration Rights Agreement, dated August 3, 2007, between the Registrant and H. Reg. F. Burden
10.13 (3)	Coniston Management Agreement with Access dated November 1, 2005
10.14 (12)	Impact/Benefit Agreement, between Buffalo River Dene Nation and A10 Project, dated May 24, 2007
10.14.1(9)	Amendment Agreement No. 1 to Impact/Benefit Agreement, between the Buffalo River Dene Nation and the A10 Project, dated March 17, 2008
10.15 (11)	Corporate Governance Policies, dated October 27, 2008
10.16 (15)	Joint Venture Agreement and Impact Benefit Agreement between La Loche Clearwater Development Authority and Access Energy Inc., dated October 15, 2008
14.1 (8)	Code of Ethics
14.2 (11)	Code of Ethics, included in Business Conduct Policy, dated October 27, 2008
16.1 (10)	Letter on Change of Certifying Accountant, dated October 20, 2008 from Sherb & Co., LLP agreeing with disclosure on Change of Certifying Accountant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended
32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(1)	Incorporated by reference to the Registrant’s Registration Statement on Form SB-2, filed on December 10, 2004.

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on June 15, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on August 8, 2007.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on November 13, 2006.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A, filed on March 15, 2007.
(6)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 4, 2007.
(7)	Incorporated by reference to the Registrant’s Current Report on Form 8-K, filed on May 21, 2007.
(8)	Incorporated by reference to the Registrant’s Form 10-KSB, filed on January 29, 2008
(9)	Incorporated by reference to the Registrant’s Form 8-K, filed on October 3, 2008
(10)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on October 21, 2008
(11)	Incorporated by reference to the Registrant’s Form 8-K, filed on October 29, 2008
(12)	Incorporated by reference to the Registrant’s Form 10-KSB/A, filed on February 19, 2009
(13)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on February 19, 2009
(14)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on February 19, 2009
(15)	Incorporated by reference to the Registrant’s Form 8-K/A, filed on February 17, 2009
(16)	Incorporated by reference to the Registrant’s Form 8-K, filed on April 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Blacksands Petroleum, Inc.

/s/ Mark Holcombe	Chief Executive Officer, Chief Financial Officer, and Director	January 27, 2010
Mark Holcombe	(Principal Executive Officer, and Principal Financial and
Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report to be signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Mark Holcombe	Chief Executive Officer, Chief Financial	January 27, 2010
Mark Holcombe	Officer, and Director
(Principal Executive Officer, Principal Financial Officer)

/s/ Bruno Mosimann	Director	January 27, 2010
Bruno Mosimann

/s/ Paul A. Parisotto	Director	January 27, 2010
Paul A. Parisotto

/s/ Rick Wilson	Director	January 27, 2010
Rick Wilson