Form 10-Q
period 2010-01-31
BLACKSANDS PETROLEUM, INC.
filed 2010-03-17
CIK 1308137

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ________

Commission File Number 000-51427

BLACKSANDS PETROLEUM, INC.

(Exact name of registrant as specified in its charter)

Nevada                                                       20-1740044

(State of incorporation)        (IRS Employer identification no.)

Suite 2700, 401 Bay Street

                Toronto, Ontario, Canada M5H 2Y4

(Address of principal executive offices)

                                         (416) 359-7805

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐ (do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

There were 44,854,700 shares of Common Stock outstanding as of March 17, 2010.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Balance Sheets

(Unaudited)

	As of	As of
	January 31, 2010	October 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$2,260,315	$2,797,690
Short-term investments	-	88,553
Accounts receivable	63,976	4,892
Prepaid expenses and deposits	37,572	6,672
Total Current Assets	2,361,863	2,897,807

Oil and gas property costs (successful efforts method of accounting)	517,889	-
Total Capital Assets	517,889	-
Total Assets	$2,879,752	$2,897,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$1,537,488	$1,426,543
Accounts payable to related parties	74,815	43,639
Total Current Liabilities	1,612,303	1,470,182

Asset retirement obligations	81,591	-
Total Liabilities	1,693,894	1,470,182

Stockholders’ Equity

Preferred stock, 10,000,000 authorized and none issued and outstanding	-	-
Common stock, 300,000,000 authorized and 44,854,700 issued and outstanding	44,855	44,855
Additional paid-in capital	11,949,465	11,949,465
Accumulated comprehensive loss	(405,320)	(425,557)
Deficit accumulated during the exploration stage	(10,403,142)	(10,141,138)
Total Stockholders’ Equity	1,185,858	1,427,625
Total Liabilities and Stockholders’ Equity	$2,879,752	$2,897,807

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statements of Operations

(Unaudited)

	Three months ended January 31, 2010	Three months ended January 31, 2009	From Inception (October 12, 2004) Through January 31, 2010

Revenues:
Revenue	$68,683	$-	$68,683
Total Revenues	68,683	-	68,683

Expenses:
Professional Fees	113,258	132,062	2,182,381
Loss on disposal of fixed assets	-	-	14,084
Management and directors’ fees	45,606	61,207	741,796
Depreciation, amortization and depletion	29,289	-	42,932
Accretion expense	1,796	-	1,796
Office and administration	32,606	39,186	569,693
Exploration expenses	71,232	6,166	3,868,897
Lease operating expense	75,858	-	75,858
Total Expenses	369,645	238,621	7,497,437
Loss from Operations	(300,962)	(238,621)	(7,428,754)

Other Income and (expenses):
Interest income	54,297	19,715	898,369
Funding on behalf of minority stockholder	-	(27,778)	(593,987)
Impairment of Oil & Gas Property Interest	-	-	(3,831,190)
Gain (loss) from foreign currency exchange	(15,339)	2,019	(485,003)
Loss before Taxes	(262,004)	(244,665)	(11,440,565)

Provision for Income Taxes:
Income tax benefit	-	-	-
Net Loss before minority interest	(262,004)	(244,665)	(11,440,565)

Minority interest	-	14,521	1,037,423
Net Loss	$(262,004)	$(230,144)	$(10,403,142)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	$20,237	$(124,347)	$(405,320)
Total comprehensive loss	$(241,767)	$(354,491)	$(10,808,462)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average number of common shares outstanding, Basic and diluted	44,854,700	44,854,700

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statement of Changes in Stockholders’ Equity

(Unaudited)

	Shares	Par Value $0.001	Additional Paid-In Capital	Treasury Stock	Other Comprehensive Income (Loss)	Deficit Accumulated During Exploration Stage	Stockholders’ Equity
Balance – October 12, 2004 - (inception)	-	$ -	$ -	$ -	$ -	$ -	$ -
Stock issued for cash – October 12, 2004	30,000,000	30,000	(25,000)	-	-	-	5,000
Foreign Currency Translation Adjustment	-	-	-	-	(5)	-	(5)
Net Loss	-	-	-	-	-	-	-
Balance – October 31, 2004	30,000,000	30,000	(25,000)	-	(5)	-	4,995

Stock issued for cash – March 4. 2005 (1)	33,000,000	33,000	22,000	-	-	-	55,000
Foreign Currency Translation Adjustment	-	-	-	-	(2,787)	-	(2,787)
Net Loss	-	-	-	-	-	(13,780)	(13,780)
Balance – October 31, 2005	63,000,000	63,000	(3,000)	-	(2,792)	(13,780)	43,428

Equity Compensation -
Granted August 1, 2006	-	-	21,620	-	-	-	21,620
Deferred equity compensation	-	-	(18,918)	-	-	-	(18,918)
Stock issued for cash – August 10, 2006	10,854,700	10,855	10,843,845	-	-	-	10,854,700
Stock issued on conversion
of Debentures - August 10, 2006	1,000,000	1,000	999,000	-	-	-	1,000,000
Foreign Currency Translation Adjustment	-	-	-	-	496	-	496
Net Loss	-	-	-	-	-	(308,798)	(308,798)
Balance – October 31, 2006	74,854,700	74,855	11,842,547	-	(2,296)	(322,578)	11,592,528

Stock repurchased for cash -
November 6, 2006	(30,000,000)	-	-	(50,000)	-	-	(50,000)
Equity compensation expensed	-	-	10,808	-	-	-	10,808
Foreign Currency Translation Adjustment	-	-	-	-	1,295,785	-	1,295,785
Net Loss	-	-	-	-	-	(2,951,510)	(2,951,510)
Balance – October 31, 2007	44,854,700	74,855	11,853,355	(50,000)	$ 1,293,489	$ (3,274,088)	$ 9,897,611

Equity compensation expensed	-	-	8,110	-	-	-	8,110
Foreign Currency Translation Adjustment	-	-	-	-	(1,957,209)	-	(1,957,209)
Net Loss	-	-	-	-	-	(1,564,090)	(1,564,090)
Balance – October 31, 2008	44,854,700	$ 74,855	$ 11,861,465	$ (50,000)	$ (663,720)	$ (4,838,178)	$ 6,384,422

Cancellation of Treasury Stock	-	(30,000)	(20,000)	50,000	-	-	-
Equity compensation (note 3)	-	-	108,000	-	-	-	108,000
Foreign Currency Translation Adjustment	-	-	-	-	238,163	-	238,163
Net Loss	-	-	-	-		(5,302,960)	(5,302,960)
Balance – October 31, 2009	44,854,700	$ 44,855	$ 11,949,465	-	$ (425,557)	$ (10,141,138)	1,427,625

Foreign Currency Translation Adjustment	-	-	-	-	20,237	-	20,237
Net Loss	-	-	-	-	-	(262,004)	(262,004)
Balance – January 31, 2010	44,854,700	$ 44,855	$ 11,949,465	$ -	$ (405,320)	$ (10,403,142)	$ 1,185,858

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended January 31, 2010	Three months ended January 31, 2009	From Inception (October 12, 2004) Through January 31, 2010

Cash Flows from Operating Activities:
Net Loss	$(262,004)	$(230,144)	$(10,403,142)
Adjustments to reconcile net loss to
net cash used in operating activities:
Minority interest	-	13,257	(499,368)
Equity compensation expense	-	-	21,620
Loss on disposal of fixed assets	-	-	14,084
Depreciation, depletion, and amortization	29,289	-	42,932
Accretion Expense	1,796	-	1,796
Impairment of oil & gas property	-	-	3,831,190
Changes in operating assets and liabilities:
Accounts receivable	(59,084)	98,112	(81,115)
Inventory	22,152	-	22,152
Prepaid expenses and deposits	(26,890)	(26,323)	(35,434)
Accounts payable and accrued liabilities	109,352	(8,969)	1,511,431
Accounts payable to related party	31,176	(40,060)	105,195
Net Cash Used in Operating Activities	(154,213)	(194,127)	(5,468,659)
Cash Flows from Investing Activities:
Purchase of subsidiary, net of cash acquired	-	-	(3,049,148)
Oil and gas property costs during period	(89,383)	(1,996)	(234,305)
Acquisition of J.E. Pettus properties	(402,569)	-	(402,569)
Proceeds of sale of property and equipment	-	-	9,760
Investment in short-term investments	88,553	(1,803,476)	(131,431)
Purchase of property and equipment	-	-	(37,369)
Net Cash Used in Investing Activities	(403,399)	(1,805,472)	(3,845,062)
Cash Flows from Financing Activities:
Repurchase of stock	-	-	(50,000)
Issue of convertible debentures	-	-	1,000,000
Sales of common stock	-	-	10,914,700
Net Cash Provided by Financing Activities	-	-	11,864,700
Effects of exchange on cash	20,237	(46,595)	(290,664)
Net (Decrease) Increase in Cash and Cash Equivalents	(537,375)	(2,046,194)	2,260,315
Cash and Cash Equivalents Balance, Beginning of Period	2,797,690	2,610,232	-
Cash and Cash Equivalents Balance, End of Period	$2,260,315	$564,038	$2,260,315
Supplemental Disclosures:
Cash Paid for interest	$-	$-	$-
Cash Paid for income taxes	$-	$-	$-
Non-cash investing and financing activities:
ARO incurred in acquisition	$79,795	$-	$79,795
Conversion of debentures into stock and warrants	-	-	1,000,000

See accompanying notes to Consolidated Financial Statements

Blacksands Petroleum, Inc.

(An Exploration Stage Enterprise)

Notes to Consolidated Financial Statements

Unaudited

1.	DESCRIPTION OF BUSINESS, AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business- Blacksands Petroleum, Inc. (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on October 12, 2004 as Lam Liang Corp. The Company filed a Certificate of Amendment to its Articles of Incorporation on June 9, 2006 to change its name from “Lam Liang Corp.” to “Blacksands Petroleum, Inc.” We own 75% of the issued and outstanding shares of our operating subsidiary, Access Energy Inc. (“Access” or “Access Energy”), and 100% of Blacksands Petroleum Texas LLC (“BSPE Texas”). Access is a private company, formed under the laws of Ontario, Canada on August 26, 2005, and BSPE Texas was formed under the laws of Texas on November 9, 2009.

Blacksands’ mission is to acquire, explore, and develop oil and gas properties in North America. Through our recent acquisition of the J.E. Pettus Gas Unit, the Company is focused on acquiring producing conventional and unconventional oil and gas fields with development, exploitation and exploration upside located in North America. The Company has been structured to acquire and operate these fields with experienced Gulf Coast operators and exploration specialists.

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in annual report on Form 10-K for the year ended October 31, 2009 filed with the SEC on January 28, 2010. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2009 annual report on Form 10-K have been omitted.

New Accounting Pronouncements Adopted

In June and December 2009, the FASB amended the accounting guidance for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity. The amendment must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the impact that this amendment may have on our consolidated financial statements.

In June 2009, the FASB amended the accounting guidance for the consolidation of variable interest entities. This amendment revised the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. In December 2009, the FASB amended consolidation guidance previously issued in June to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, among other changes. The amendments are effective for our first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are currently assessing the impact that this amendment may have on our consolidated financial statements.

In August 2009, the FASB amended the accounting guidance for the fair value measurement of liabilities. The amended guidance clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. We are currently assessing the impact that this amendment may have on our consolidated financial statements.

In January 2010, the FASB issued new accounting guidance that requires new disclosures related to fair value measurements. The new guidance requires expanded disclosures related to transfers between Level 1 and 2 activities and a gross presentation for Level 3 activity. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance will be effective for us in the second quarter of fiscal year 2010, except for the new disclosures related to Level 3 activities, which will be effective for us in the first quarter of fiscal year 2012. We are currently assessing the impact that the guidance may have on our consolidated financial statements.

Management has determined that there are no other new accounting pronouncements, other than those described in the Company’s Form 10-K at October 31, 2009, that will impact the Company.

2.	OIL AND GAS PROPERTY

ACQUISITION

J.E. Pettus Gas Unit (known as “Cabeza Creek Field”) Acquisition in November 2009

Effective November 9th, 2009, the Company purchased the J.E. Pettus Gas Unit located in Goliad County, Texas for $402,569 in cash. We also incurred approximately $25,000 in fees associated with the acquisition, which were expensed when incurred. These properties were previously owned by Pioneer Natural Resources USA, Inc. The Gas Unit includes four (4) active gas wells and 24 non producing gas wells located on 3,689 acres in Goliad County, Texas. The interest acquired by BSPE is 100% all right, title and interest from the surface to 8,500 feet below the surface and 10.67% below 8,500 feet. We became the operator at depths upon closing of the acquisition, which is outsourced to an unrelated third party. In connection with these outsourced services, we pay an administrative fee of $500 per gas well per month, as well as a consulting fee of $8,000 per month. Total revenues and lease operating expenses associated with these properties during the three months ended January 31, 2010 were $68,683 and $75,858, respectively.

The preliminary purchase price allocation:

Total purchase price	$ 402,569

Oil and gas properties	457,795
Oil inventory	22,152
Prepaid ad valorem tax	4,010
Revenue payable	(1,593)
Asset retirement obligation	(79,795)
Total purchase price	$ 402,569

OTHER OIL AND GAS AGREEMENTS

LA LOCHE CLEARWATER DEVELOPMENT AUTHORITY

On October 15, 2008, Access signed a Joint Venture Agreement and an Impact Benefit Agreement (the “Agreements”) with La Loche Clearwater Development Authority. The Agreements were subject to the ratification by the aboriginal residents of the area (the La Loche “Community”) before they were effective. On February 14, 2009, the Community ratified the Joint Venture Agreement and the Impact Benefit Agreement

signed by Access and the La Loche Clearwater Development Authority (“LLCDA”) on October 15, 2008. With the ratification of the Joint Venture Agreement and Impact Benefit Agreement between Access and LLCDA in February 2009, Access is considered to have secured another project and the 1,500,000 “Access Warrants” vested with their value capitalized to oil and gas property costs.

The Agreements allow Access to exclusively participate in the acquisition, exploration and development of certain surface and subsurface rights in and to approximately 3,000,000 hectares of La Loche Traditional Lands in northwestern Saskatchewan, north and west of the town of La Loche, Saskatchewan.

The terms of the Agreements are for twenty years from the date of signing (October 15, 2008), and automatically renew for consecutive terms of twenty years if Access provides notice of renewal to LLCDA before the expiration of the Agreements. Pursuant to the terms of the Agreements, Access paid $14,028 on the signing of the Agreements, and is obligated to pay to the LLCDA $71,232 at the start of each three-month period upon ratification of the Agreements (or $280,557 annually). The contract requires payment in Canadian dollars at a rate of CDN$300,000 per year. As well, Access is obligated to pay a 5% gross overriding royalty to LLCDA from the production of any Products. During the three months ended January 31, 2010, the Company expensed $71,232 representing amounts payable to LLCDA after ratification. The total payable to LLCDA at January 31, 2010 was recorded at $350,697.

The A10 Project

Pursuant to the terms of the Joint Venture Agreement with the Buffalo River Dene Nation (the “BRDN”) , the Company is responsible for 100% of the costs to explore and develop any project within the traditional lands. After all costs relating to a specific project have been recouped, the Company will retain a 90% interest and the Buffalo River Dene Development Corp. ("BRDDC") will be entitled to the remaining minority interest of the Project. Furthermore, the BRDDC is entitled to earn up to an additional 20% interest in any project(s) by contributing its pro rata share of the costs to explore and develop any project(s). Even if the BRDDC chooses to participate to the full extent permitted by the JV Agreement, the Company would continue to hold a majority of the working interest in the project.

In addition, the Company is committed to make certain contributions to the BRDN on or before May 24 of every year for capacity and infrastructure building and for reimbursement of costs for traditional lands staffing and to support training and development of the BRDN community in the range of $935,191 to $1,215,749 per year. Additionally, the Company is committed to expend up to $935,191 to assist BRDN forestry contractors to transition to approved contractors for the A10 Project. Under the terms of the agreement, these payments are payable in Canadian Dollars at a rate of CDN$1,000,000 – CDN$1,300,000. Finally, the Company is committed to providing a loan of up to $4,675,956 (due in Canadian Dollars at CDN$5,000,000) to assist the BRDDC to fund an increase in ownership of the A10 Project from the current 10% interest to up to 30% interest when production is to commence. All amounts paid or advanced are potentially recoverable as part of the Company’s earned working interest in the A10 Project.

As at January 31, 2010, the Company had paid or accrued a total of approximately $2,897,690 to the BRDN and is committed to further payments totalling in the aggregate of approximately $22,444,590 over the term of the agreement which expires in 2027. The accrued portion was recorded at January 31, 2010 at $1,075,000.

ASSET RETIREMENT OBLIGATION

In accordance with ASC 410 “Accounting for Asset Retirement Obligations,” the fair value of the asset retirement obligations (“ARO”) is recorded in the period in which it is incurred along with a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated ARO is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset on the unit of production method. The abandonment liability increases over time to reflect the change in the present value. Fair value is determined by using expected future cash outflow, adjusted for inflation and discounted at credit adjusted risk-free rate. No market risk premium has been included in the calculation of the ARO. In connection with the J.E. Pettus Gas Unit located in Goliad County, we recorded an initial ARO liability of $79,795. During the three months ended January 31, 2010, we recorded accretion expense of $1,796.

The following table describes the changes in the asset retirement obligations for the three months ended January 31, 2010.

Beginning balance at October 1, 2009	$ -
Fair value of liabilities	79,795
Accretion expense	1,796
Ending balance at January 31, 2010	$ 81,591

3.	RELATED PARTY TRANSACTIONS

During the three month ended January 31, 2010, Coniston Investment Corp. (“Coniston”) charged Access management fees of approximately $37,990 plus Goods and Services Tax (5%), which is included in the consolidated statement of operations for the services of Paul A. Parisotto as President and CEO of Access. At January 31, 2010, our payable to Coniston totaled $74,815, which was due on demand. This payable was non-interest bearing and unsecured.

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

Unless the context otherwise requires, all references in this report to "Blacksands", "the Company", "we", "us" or "our" refer to both Blacksands and Access. In our consolidated financial statements, this management's discussion and analysis and elsewhere in this report, unless otherwise noted, we include 100% of the accounts of Access from the date of acquisition of August 3, 2007. For a discussion of our principles of consolidation, see Note 1 to the audited consolidated financial statements included in our annual report on amended Form 10-K filed with the U.S. Securities and Exchange Commission on January 27, 2010. The following is management’s discussion and analysis of certain significant factors, which have affected our financial position and operating results during the periods included in the accompanying unaudited interim consolidated financial statements and it should be read in conjunction with our unaudited consolidated financial statements for the three month period ended January 31, 2010 as well as our audited consolidated financial statements for the year ended October 31, 2009.

Highlights

J.E. Pettus Gas Unit (known as “Cabeza Creek Field”) Acquisition in November 2009

Effective November 9th, 2009, the Company purchased the J.E. Pettus Gas Unit located in Goliad County, Texas for $402,569 in cash. We also incurred approximately $25,000 in fees associated with the acquisition, which were expensed when incurred. These properties were previously owned by Pioneer Natural Resources USA, Inc. The Gas Unit includes four (4) active gas wells and 24 non producing gas wells located on 3,689 acres in Goliad County, Texas. The interest acquired by BSPE is 100% all right, title and interest from the surface to 8,500 feet below the surface and 10.67% below 8,500 feet. We became the operator at depths upon closing of the acquisition, which is outsourced to an unrelated third party. In connection with these outsourced services, we pay an administrative fee of $500 per gas well per month, as well as a consulting fee of $8,000 per month. Total revenues and lease operating expenses associated with these properties during the three months ended January 31, 2010 were $68,683 and $75,858, respectively.

Access Energy

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

Management assessed the impact of the April 30, 2009 announcement on the Company’s financial position and results of operation, and determined that the Company’s oil and gas property costs capitalized had been impaired requiring a full write-off of the asset and accordingly, these capitalized costs were fully impaired during the quarter ended April 30, 2009. The fair value of the asset was determined with reference to the value of the monetary consideration for the proposed transaction for two-thirds of its 75% interest in Access as $1. To the extent that any costs incurred for Access projects would otherwise be capitalized as oil and gas property costs when they are incurred, such costs will be expensed by the Company.

With the disposition of two-thirds of the Company’s 75% interest in the shares of Access to the minority stockholder of Access, the Company intends to seek other opportunities to maximize stockholder value.

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

As at January 31, 2010, the Company had paid or accrued a total of approximately Cdn$3,098,500 (approximately US$2,897,690) to the BRDN and is committed to further payments totalling in the aggregate of approximately Cdn$25,000,000 over the term of the agreement which expires in 2027. Access was to make a payment to the BRDN for approximately Cdn$1,100,000 (approximately US$1,028,710) no later than May 24, 2009. This payment was not made, as Access is currently negotiating with BRDN for a deferral of any payments for 12 months, however, the amount was accrued in the records of the Company starting with the period ended July 31, 2009. The Company is currently negotiating with BRDN for a deferral of any payments.

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

The terms of the Agreements are for twenty years from the date of signing (October 15, 2008), and automatically renew for consecutive terms of twenty years if Access provides notice of renewal to LLCDA before the expiration of the Agreements. Pursuant to the terms of the Agreements, Access paid Cdn$15,000 (approximately US$14,028) on the signing of the Agreements, and is obligated to pay to the LLCDA Cdn$75,000 (approximately US$71,232) at the start of each three-month period upon ratification of the Agreements (or Cdn$300,000 annually – approximately US$280,557). As well, Access is obligated to pay a 5% gross overriding royalty to LLCDA from the production of any Products.

Access has accrued Cdn$375,000 (approximately US$350,697) for amounts due since the ratification of the Agreements. The amounts are unpaid as at January 31, 2010. Access is currently negotiating with LLCDA for a deferral of any payments for 12 months.

Consolidated Results of Operations

For the three month period ended January 31, 2010, and since our inception on October 12, 2004, we have generated revenue of $68,683.

We incurred a net loss of $262,004 for the three months ended January 31, 2010 compared to a net loss of $230,144 for the three months ended January 31, 2009.

We incurred total operating expenses of $369,645 for the three months ended January 31, 2010, as compared to total operating expenses of $238,621 for the three months ended January 31, 2009. These expenses consisted of general operating expenses incurred in connection with the day-to-day operations of our business, the preparation and filing of our periodic reports, costs associated with exploration activities for our 75% owned subsidiary, Access Energy Inc. and costs associated with the operation of the gas wells.

The significant operating expenses include professional fees of $113,258 for the three months ended January 31, 2010 incurred in connection with filing of periodic reports, SEC compliance filings, legal, audit and accounting fees, and general corporate matters as compared with professional fees of $132,062 for the comparative period of January 31, 2009. The office and administration expenses of $32,606 for the three months ended January 31, 2010 include rent, telephone and other office expenses, as compared to office and administration expenses of $39,186 for the three months ended January 31, 2009. The management and directors’ fees of $45,606 for the three months ended January 31, 2010 includes the directors’ fee and Coniston’s management fee, compared to management and directors’ fees of $61,207 for the comparative period. The decrease is mostly due to a reduction in the management fee of Coniston Investment Corp. for the management of the 75% owned subsidiary, Access Energy Inc.

During the three months ended January 31, 2010, we incurred lease operating and exploration expenses of $147,090 compared to exploration expenses of $6,166 for the three months ended January 31, 2009.

During the three months ended January 31, 2009 and January 31, 2010, Access did not made any payments to the BRDN under the Agreements for the A10 Project. Amounts have been accrued pursuant to the joint venture and Impact Benefit agreements. The exploration expenses also include costs associated with the Access’ agreement with the LLCDA under agreements ratified in February 2009.

We earned total interest income of $54,297 for the three months ended January 31, 2010, as compared to total interest income of $19,715 for the three months ended January 31, 2009. The interest for the quarters ended January 31, 2010 and 2009 was earned from the investment of proceeds of a private placement of our common stock and common stock purchase warrants in 2006, which remained in interest bearing instruments during the above periods, and which balance has diminished since the acquisition of Access in August 2007 with ongoing operations. Declining interest rates as well as a reduced balance of interest bearing instruments has reduced our interest income.

We recorded an expense of $nil in the three months ended January 31, 2010 as funding on behalf of the minority stockholder. For the three months ending January 31, 2009, we charged an amount of $27,778 for use by Access of capital advanced (representing a charge to the Company for 25% of capital advanced to Access in February 2008, and used by Access in the three months from November 1, 2008 to January 31, 2009). The difference year over year is as a result of significantly decreased use of capital by Access in the current year to date.

The gain from foreign currency exchange of $20,237 at January 31, 2010 arose as a result of fluctuations in the exchange rate on US-denominated transactions in the quarter. The loss of January 31, 2009 figure of $124,347 reflects foreign currency adjustments arising from having the majority of the Company’s cash and investments denominated in US dollars while its functional currency is the Canadian dollar.

Our total comprehensive loss for the three months ended January 31, 2010 was $241,767, compared to total comprehensive loss of $354,491 for the three months ended January 31, 2009, and a total comprehensive loss of $10,808,462 from inception on October 12, 2004 to January 31, 2010.

Professional fees of $113,258 for the three months ended January 31, 2010 were incurred in connection with filing of periodic reports, SEC compliance filings, legal, audit and accounting fees, and general corporate matters as compared with professional fees of $132,062 for the comparative period of January 31, 2009. The office and administration expenses of $32,606 for the three months ended January 31, 2010 include rent, telephone and other office expenses, as compared to office and administration expenses of $39,186 for the three months ended January 31, 2009, with reduced rent accounting for most of the difference. The management and directors’ fees of $45,606 for the three months ended January 31, 2010 includes the directors’ fee and Coniston’s management fee, compared to management and directors’ fees of $61,207 for the comparative period, as a result of the reduced management fee for Coniston starting January 1, 2009.

The Company has incurred losses, and does not believe the Company has any tax liabilities for the years 2004 to 2010 inclusive.

Liquidity and Capital Resources

As of January 31, 2010, the combined companies had cash and cash equivalents on hand of $2,260,315. The Company believes this amount to be sufficient to fund the Company’s general and administrative costs for the next twelve months. Assuming the sale of two-thirds of its interest in Access is completed, Blacksands will be relieved of its obligation to fund the operations of Access. In the interim, the Company is closely monitoring its cash balances and is minimizing its use of cash as much as possible.

 Net Cash Used In Operating Activities

The Company used $154,213 in operating activities in the three months, compared to $194,127 for the comparative period. Since inception (October 12, 2004), $5,468,659 has been used in operating activities.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended January 31, 2010 was $403,399 compared to net cash used in investing activities of $1,805,472 for the three months ended January 31, 2009 and $3,845,062 for the period from inception on October 12, 2004 to January 31, 2010. The majority of the net cash used in investing activities for the quarter ended January 31, 2010 was for the purchase of oil and gas properties.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended January 31, 2010 and January 31, 2009 was $nil. Since inception October 12, 2004, $11,864,700 of cash has been provided from financing activities.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

Other than the commitments to BRDN and LLCDA, and the commitments for the operations of the BSPE Texas gas wells described elsewhere, there was no significant change in the Company’s commitments during the three month period ending January 31, 2010.

Critical Accounting Policies

Oil and Gas Accounting

Accounting for oil and gas exploratory activity is subject to special accounting rules unique to the oil and gas industry. The acquisition of geological and geophysical seismic information, prior to the discovery of proved reserves, is expensed as incurred, similar to accounting for research and development costs. However, leasehold acquisition costs and exploratory well costs are capitalized on the balance sheet pending determination of whether proved oil and gas reserves have been discovered on the prospect.

Property Acquisition Costs

For individually significant leaseholds, management periodically assesses for impairment based on exploration and drilling efforts to date. For leasehold acquisition costs that individually are relatively small, management exercises judgment and determines a percentage probability that the prospect ultimately will fail to find proved oil and gas reserves and pools that leasehold information with others in the geographic area. For prospects in areas that have had limited, or no, previous exploratory drilling, the percentage probability of ultimate failure is normally judged to be quite high. This judgmental percentage is multiplied by the leasehold acquisition cost, and that product is divided by the contractual period of the leasehold to determine a periodic leasehold impairment charge that is reported in exploration expense.

This judgmental probability percentage is reassessed and adjusted throughout the contractual period of the leasehold based on favorable or unfavorable exploratory activity on the leasehold or on adjacent leaseholds, and leasehold impairment amortization expense is adjusted prospectively. Management periodically assesses individually significant leaseholds for impairment based on the results of exploration and drilling efforts and the outlook for project commercialization.

Exploratory Costs

For exploratory wells, drilling costs are temporarily capitalized, or “suspended,” on the balance sheet, pending a determination of whether potentially economic oil and gas reserves have been discovered by the drilling effort to justify completion of the find as a producing well. If exploratory wells encounter potentially economic quantities of oil and gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made. The accounting notion of “sufficient progress” is a judgmental area, but the accounting rules do prohibit continued capitalization of suspended well costs on the mere chance that future market conditions will improve or new technologies will be found that would make the project’s development economically profitable. Often, the ability to move the project into the development phase and record proved reserves is dependent on obtaining permits and government or co-venturer approvals, the timing of which is ultimately beyond our control. Exploratory well costs remain suspended as long as we are actively pursuing such approvals and permits, and believe they will be obtained. Once all required approvals and permits have been obtained, the projects are moved into the development phase, and the oil and gas reserves are designated as proved reserves. Once a determination is made the well did not encounter potentially economic oil and gas quantities, the well costs are expensed as a dry hole and reported in exploration expense.

Management reviews suspended well balances quarterly, continuously monitors the results of the additional appraisal drilling and seismic work, and expenses the suspended well costs as a dry hole when it determines the potential field does not warrant further investment in the near term. Criteria utilized in making this determination include evaluation of the reservoir characteristics and hydrocarbon properties, expected development costs, ability to apply existing technology to produce the reserves, fiscal terms, regulations or contract negotiations, and our required return on investment.

Proved Reserves

Engineering estimates of the quantities of proved reserves are inherently imprecise and represent only approximate amounts because of the judgments involved in developing such information. Reserve estimates are based on geological and engineering assessments of in-place hydrocarbon volumes, the production plan, historical extraction recovery and processing yield factors, installed plant operating capacity and operating approval limits. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data and the efficiency of extracting and processing the hydrocarbons.

Despite the inherent imprecision in these engineering estimates, accounting rules require disclosure of “proved” reserve estimates due to the importance of these estimates to better understand the perceived value and future cash flows of a company’s E&P operations. There are several authoritative guidelines regarding the engineering criteria that must be met before estimated reserves can be designated as “proved.” Our reservoir engineers have policies and procedures in place consistent with these authoritative guidelines.

Proved reserve estimates are adjusted annually and during the year if significant changes occur, and take into account recent production and subsurface information about each field. Also, as required by current authoritative guidelines, the estimated future date when a field will be permanently shut down for economic reasons is based on 12-month average prices and year-end costs. This estimated date when production will end affects the amount of estimated reserves. Therefore, as prices and cost levels change from year to year, the estimate of proved reserves also changes.

Our proved reserves include estimated quantities related to production sharing contracts, which are reported under the “economic interest” method and are subject to fluctuations in prices of crude oil, natural gas and natural gas liquids; recoverable operating expenses; and capital costs. The estimation of proved developed reserves also is important to the statement of operations because the proved developed reserve estimate for a field serves as the denominator in the unit-of-production calculation of depreciation, depletion and amortization of the capitalized costs for that asset.

Impairments

Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group and annually following updates to corporate planning assumptions. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets—generally on a field-by-field basis for exploration and production assets. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants, or based on a multiple of operating cash flow validated with historical market transactions of similar assets where possible. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future production volumes, commodity prices, operating costs, refining margins and capital project decisions, considering all available information at the date of review.

Asset Retirement Obligations

Under various contracts, permits and regulations, we have material legal obligations to remove tangible equipment and plug wells at the end of operations at operational sites. The fair values of obligations for dismantling and removing these facilities are accrued at the installation of the asset based on estimated discounted costs. Estimating the future asset removal costs necessary for this accounting calculation is difficult. Most of these removal obligations are many years, or decades, in the future and the contracts and regulations often have vague descriptions of what removal practices and criteria must be met when the removal event actually occurs. Asset removal technologies and costs, regulatory and other compliance considerations, expenditure timing, and other inputs into valuation of the obligation, including discount and inflation rates, are also subject to change.

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

New Accounting Pronouncements Adopted

In June and December 2009, the FASB amended the accounting guidance for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity. The amendment must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the impact that this amendment may have on our consolidated financial statements.

In June 2009, the FASB amended the accounting guidance for the consolidation of variable interest entities. This amendment revised the evaluation criteria to identify the primary beneficiary of a variable interest entity. Additionally, this amendment requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. In December 2009, the FASB amended consolidation guidance previously issued in June to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity, among other changes. The amendments are effective for our first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. We are currently assessing the impact that this amendment may have on our consolidated financial statements.

In August 2009, the FASB amended the accounting guidance for the fair value measurement of liabilities. The amended guidance clarifies that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. We are currently assessing the impact that this amendment may have on our consolidated financial statements.

In January 2010, the FASB issued new accounting guidance that requires new disclosures related to fair value measurements. The new guidance requires expanded disclosures related to transfers between Level 1 and 2 activities and a gross presentation for Level 3 activity. The new accounting guidance is effective for fiscal years and interim periods beginning after December 15, 2009, except for the new disclosures related to Level 3 activities, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. The new guidance will be effective for us in the second quarter of fiscal year 2010, except for the new disclosures related to

Level 3 activities, which will be effective for us in the first quarter of fiscal year 2012. We are currently assessing the impact that the guidance may have on our consolidated financial statements.

Management has determined that there are no other new accounting pronouncements, other than those described in the Company’s Form 10-K at October 31, 2009, that will impact the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company’s risk factors have not changed materially from those set forth under the heading “Risk Factors and Uncertainties” in the Company’s most recent annual report on Form 10-K for the fiscal year ended October 31, 2009.

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

Date: March 17, 2010	BLACKSANDS PETROLEUM, INC. By: /s/ Mark Holcombe Name: Mark Holcombe Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)