Form 10-Q
period 2010-04-30
BLACKSANDS PETROLEUM, INC.
filed 2010-06-21
CIK 1308137

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended April 30, 2010

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

25025 I-45 N., Ste. 410
The Woodlands, TX 77380
(Address of principal executive offices)

                                         (713) 554-4491
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

There were 44,854,700 shares of Common Stock outstanding as of June 14, 2010.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

Blacksands Petroleum, Inc.
Consolidated Balance Sheets
(Unaudited)

	April 30, 2010	October 31, 2009
ASSETS

Current Assets
Cash and cash equivalents	$1,264,539	$2,797,690
Short-term investments	-	88,553
Accounts receivable	331,768	4,892
Prepaid expenses and deposits	28,930	6,672
Total Current Assets	1,625,237	2,897,807

Oil and gas property costs (successful efforts method of accounting)	1,466,693	-
Total Assets	$3,091,930	$2,897,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$105,196	$1,426,543
Accounts payable to related parties	87,051	43,639
Total Current Liabilities	192,247	1,470,182

Asset retirement obligations	94,430	-
Total Liabilities	286,677	1,470,182

Stockholders’ Equity
Preferred stock, 10,000,000 authorized and none issued and
outstanding	-	-
Common stock, 300,000,000 authorized and 44,854,700
issued and outstanding	44,855	44,855
Additional paid-in capital	11,949,465	11,949,465
Accumulated comprehensive loss	(302,556)	(425,557)
Accumulated deficit	(8,886,511)	(10,141,138)
Total Stockholders’ Equity	2,805,253	1,427,625
Total Liabilities, Minority Interest and Stockholders’ Equity	$3,091,930	$2,897,807

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
Revenue:
Revenue	$494,092	$-	$425,409	$-
Total revenues	494,092	-	425,409	-

Expenses:
Professional fees	185,239	291,556	71,981	159,494
Management and directors’ fees	86,961	102,796	41,355	41,589
Depreciation, depletion and accretion	81,608	-	50,523	-
Office and administration	63,857	61,863	31,251	22,677
Lease operating expenses	204,856	-	128,998	-
Oil and gas exploration	146,571	66,893	75,339	60,727
Total expenses	769,092	523,108	399,447	284,487
Income (loss) from operations	(275,000)	(523,108)	25,962	(284,487)

Other Income and Expenses:
Interest income	113,309	34,679	59,012	14,964
Funding on behalf of minority stockholder	-	(49,763)	-	(21,985)
Impairment of oil & gas property interest	-	(3,831,190)	-	(3,831,190)
Gain on sale of Access shares	1,594,867		1,594,867
Loss from currency translation	(178,549)	(1,330)	(163,210)	(3,349)
Income (loss) before taxes	1,254,627	(4,370,712)	1,516,631	(4,126,047)

Provisions for income tax	(388,654)	-	(388,654)	-
Tax benefit of operating loss carryforwards	388,654	-	388,654	-
Net income (loss) before minority interest	1,254,627	(4,370,712)	1,516,631	(4,126,047)

Minority interest	-	534,766	-	520,245
Net income (loss) for the period	$1,254,627	$(3,835,946)	$1,516,631	$(3,605,802)

Other comprehensive income (loss), net of tax:

Foreign currency translation	$123,001	$48,936	$102,764	$173,283
Adjustment
Total comprehensive income (loss)	$1,377,628	$(3,787,010)	$1,619,395	$(3,432,519)

Basic and diluted income (loss) per common	$0.03	$(0.09)	$0.03	$(0.08)
Share
Weighted average number of common	$44,854,700	44,854,700	44,854,700	44,854,700
Shares outstanding, basic & diluted

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Year Ended April 30, 2010	Year Ended April 30, 2009
Cash Flows from Operating Activities:
Net income (loss)	$1,254,627	$(3,835,946)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Write-down of minority interest	-	(485,003)
Gain on sale of Access shares	(1,594,867)	-
Depreciation, depletion and accretion	81,608	-
Impairment of oil & gas property	-	3,831,190
Changes in operating assets and liabilities:
Accounts receivable	(326,876)	100,933
Inventory	22,152	-
Prepaid expenses and deposits	(18,248)	(17,434)
Accounts payable and accrued liabilities	346,927	(57,620)
Accounts payable – related party	43,412	(59,123)
Net cash used in operating activities	(191,265)	(523,003)

Cash Flows from Investing Activities:
Oil and gas property costs during period	(1,478,440)	(1,982)
Payment on sale of Access shares	(75,000)	-
Investment in short-term investments	88,553	(1,804,897)
Net cash used in investing activities	(1,464,887)	(1,806,879)

Effects of exchange on cash	123,001	(57,580)
Net decrease in cash and cash equivalents	(1,533,151)	(2,387,462)
Cash and cash equivalents balance, beginning of period	2,797,690	2,610,232
Cash and cash equivalents balance, end of period	$1,264,539	$222,770

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash financing activities:
ARO incurred in acquisition and revision of estimates	$92,006	$-

See accompanying notes to Consolidated Financial Statements

Blacksands Petroleum, Inc.
Notes to Consolidated Financial Statements
Unaudited

1.	DESCRIPTION OF BUSINESS, AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business- Blacksands Petroleum, Inc. (hereinafter referred to as the “Company”) was incorporated in Nevada.  We own 19.88% of the issued and outstanding shares of our operating subsidiary, Access Energy Inc. (“Access” or “Access Energy”), and 100% of Blacksands Petroleum Texas LLC (“BSPE Texas”). Access is a private company, formed in Ontario, Canada on August 26, 2005, and BSPE Texas was formed in Texas on November 9, 2009.

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

New Accounting Pronouncements Adopted
In June and December 2009, the FASB amended the accounting guidance for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for de-recognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity. The amendment must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently assessing the impact that this amendment may have on our consolidated financial statements.

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

ACQUISITION

Beech Creek Gas Unit (known as “Beech Creek Field”) Acquisition in April 2010

On April 5th, 2010, the Company purchased different working interests in the Beech Creek Gas Unit located in Hardin County, Texas for $740,798 in cash. These property interests were previously owned by a group of five different working interest owners. The Gas Unit includes two (2) active gas wells, each included in a 44 acre oil unit located in Hardin County, Texas.  A 30.0587% working interest was acquired in the Beech Creek #1 well. A 24.4337% working interest was acquired in the Beech Creek #2 well. We do not operate these wells. Total revenues and lease operating expenses associated with these properties during the six months ended April 30, 2010 were $32,935 and $3,546, respectively.

The preliminary purchase price allocation:

Total purchase price	$740,798

Oil and gas properties	753,009
Asset retirement obligation	(12,211)
Total purchase price	$740,798

J.E. Pettus Gas Unit (known as “Cabeza Creek Field”) Acquisition in November 2009

On November 9th, 2009, the Company purchased the J.E. Pettus Gas Unit located in Goliad County, Texas for $402,569 in cash. We also incurred approximately $25,000 in fees associated with the acquisition, which were expensed when incurred. These properties were previously owned by Pioneer Natural Resources USA, Inc. The Gas Unit includes four (4) active gas wells and 24 non-producing gas wells located on 3,689 acres in Goliad County, Texas. The interest acquired by BSPE is 100% all right, title and interest from the surface to 8,500 feet below the surface and 10.67% below 8,500 feet. We became the operator at depths upon closing of the acquisition, which is outsourced to an unrelated third party. In connection with these outsourced services, we pay an administrative fee of $500 per gas well per month, as well as a consulting fee of $8,000 per month. Total revenues and lease operating expenses associated with these properties during the six months ended April 30, 2010 were $461,157 and $201,310, respectively.

The preliminary purchase price allocation:

Total purchase price	$402,569

Oil and gas properties	457,795
Oil inventory	22,152
Prepaid ad valorem tax	4,010
Revenue payable	(1,593)
Asset retirement obligation	(79,795)
Total purchase price	$402,569

ASSET RETIREMENT OBLIGATION

In accordance with ASC 410 Accounting for Asset Retirement Obligations,” the fair value of the asset retirement obligations (ARO”) is recorded in the period in which it is incurred along with a corresponding increase in the carrying amount of the related long-lived asset. The present value of the estimated ARO is capitalized as part of the carrying amount of the long-lived asset and is depreciated over the useful life of the asset on the unit of production method. The abandonment liability increases over time to reflect the change in the present value. Fair value is determined by using expected future cash outflow, adjusted for inflation and discounted at credit adjusted risk-free rate. No market risk premium has been included in the calculation of the ARO.

The following table describes the changes in the asset retirement obligations for the six months ended April 30, 2010.

Beginning balance at October 1, 2009	$-
Fair value of liabilities incurred in acquisitions	92,006
Accretion expense	2,424
Ending balance at April 30, 2010	$94,430

3.	RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2010, Coniston Investment Corp. (“Coniston”) charged Access management fees of approximately $79,108 plus Goods and Services Tax (5%), which is included in the consolidated statement of operations for the services of Paul A. Parisotto as President and CEO of Access.

4.	GAIN ON SALE OF ACCESS SHARES

On April 30, 2010, the Company sold 441 of the 600 shares it held in Access Energy to the other stockholder of Access Energy, Mr. Reg Burden. Following the transfer, Blacksands holds 19.9% of the outstanding Access shares and Mr. Burden holds 80.1%. As consideration for the transfer, the Company paid Mr. Burden $75,000 cash and the Company is relieved of its contractual obligation to fund Access’ annual plan and budget including Access’ commitments to First Nations’ communities. In addition, the Company is released of any rights and obligations related to any joint venture agreements between Access and other counterparties. In connection with the sale, Mr. Burden’s warrants to purchase additional shares of Access were cancelled.

Access had no assets and liabilities of $1,637,104. Because the Company continues to own 19.9% of the outstanding shares of Access, the transaction does not result in discontinued operations. As a result of this sale, the Company recorded a gain of $1,594,867, which primarily represents the release from liabilities associated with Access.

5.	SUBSEQUENT EVENTS

On June 18, 2010, we entered into an agreement to issue $2,500,000 of convertible notes, issuable in two or more tranches. The first tranche of $1,000,000 was also issued on June 18, 2010 and we received the net proceeds. The convertible note in this first tranche bears an interest rate of 6%, which is paid in cash or additional notes at the option of the Company. The note is due on the earlier of June 30, 2011 or the closing of an equity raise of at least $10 million (the “Equity Raise”). The note is convertible into common only upon completion of the Equity Raise and at a price and form equal to what other purchasers receive in the Equity Raise.

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

Unless the context otherwise requires, all references in this report to "Blacksands", "the Company", "we", "us" or "our" refer to both Blacksands and Access. In our consolidated financial statements, this management's discussion and analysis and elsewhere in this report, unless otherwise noted, we include 100% of the accounts of Access from the date of acquisition of August 3, 2007. For a discussion of our principles of consolidation, see Note 1 to the audited consolidated financial statements included in our annual report on amended Form 10-K filed with the U.S. Securities and Exchange Commission on January 27, 2010. The following is management’s discussion and analysis of certain significant factors, which have affected our financial position and operating results during the periods included in the accompanying unaudited interim consolidated financial statements and it should be read in conjunction with our unaudited consolidated financial statements for the three month period ended April 30, 2010 as well as our audited consolidated financial statements for the year ended October 31, 2009.

Highlights

Beech Creek Gas Unit (known as “Beech Creek Field”) Acquisition in April 2010

On April 5th, 2010, the Company purchased different working interests in the Beech Creek Gas Unit located in Hardin County, Texas for $740,798 in cash. These property interests were previously owned by a group of five different working interest owners. The Gas Unit includes two (2) active gas wells, each included in a 44 acre oil unit located in Hardin County, Texas.  A 30.0587% working interest was acquired in the Beech Creek #1 well. A 24.4337% working interest was acquired in the Beech Creek #2 well. We do not operate these wells. Total revenues and lease operating expenses associated with these properties during the six months ended April 30, 2010 were $32,935 and $3,546, respectively.

J.E. Pettus Gas Unit (known as “Cabeza Creek Field”) Acquisition in November 2009

On November 9th, 2009, the Company purchased the J.E. Pettus Gas Unit located in Goliad County, Texas for $402,569 in cash. We also incurred approximately $25,000 in fees associated with the acquisition, which were expensed when incurred. These properties were previously owned by Pioneer Natural Resources USA, Inc. The Gas Unit includes four (4) active gas wells and 24 non producing gas wells located on 3,689 acres in Goliad County, Texas. The interest acquired by BSPE is 100% all right, title and interest from the surface to 8,500 feet below the surface and 10.67% below 8,500 feet. We became the operator at depths upon closing of the acquisition, which is outsourced to an unrelated third party. In connection with these outsourced services, we pay an administrative fee of $500 per gas well per month, as well as a consulting fee of $8,000 per month. Total revenues and lease operating expenses associated with these properties during the three months ended April 30, 2010 were $392,279 and $125,452, respectively.  Total revenues and lease operating expenses associated with these properties during the six months ended April 30, 2010 were $461,157 and $201,310, respectively.

Access Energy

On April 30, 2010, the Company sold 441 of the 600 shares it held in Access Energy to the other stockholder of Access Energy, Mr. Reg Burden. Following the transfer, Blacksands holds 19.9% of the outstanding Access shares and Mr. Burden holds 80.1%. As consideration for the transfer, the Company is relieved of its contractual obligation to fund Access’ annual plan and budget including Access’ commitments to First Nations’ communities, and Mr. Burden’s warrants to purchase the Access Warrants would be cancelled.

Consolidated Results of Operations – For the Six Months Ended April 30, 2010

For the six month period ended April 30, 2010 we have generated revenue of $494,092.

We incurred a net gain of $1,254,627 for the six months ended April 30, 2010 compared to a net loss of $3,835,946 for the six months ended April 30, 2009.

We incurred total operating expenses of $769,092 for the six months ended April 30, 2010, as compared to total operating expenses of $523,108 for the six months ended April 30, 2009. These expenses consisted of general operating expenses incurred in connection with the day-to-day operations of our business, the preparation and filing of our periodic reports, costs associated with exploration activities for our subsidiary, Access Energy Inc. and costs associated with the operation of the gas wells.

The significant operating expenses include professional fees of $185,239 for the six months ended April 30, 2010 incurred in connection with filing of periodic reports, SEC compliance filings, legal, audit and accounting fees, and general corporate matters as compared with professional fees of $291,556 for the comparative period of April 30, 2009. The office and administration expenses of $63,857 for the six months ended April 30, 2010 include rent, telephone and other office expenses, as compared to office and administration expenses of $61,863 for the six months ended April 30, 2009. The management and directors’ fees of $86,961 for the six months ended April 30, 2010 includes the directors’ fee and Coniston’s management fee, compared to management and directors’ fees of $102,796 for the comparative period. The decrease is mostly due to a reduction in the management fee of Coniston Investment Corp. for the management of the 75% owned subsidiary, Access Energy Inc.

During the six months ended April 30, 2010, we incurred lease operating and exploration expenses of $351,427 compared to exploration expenses of $66,893 for the six months ended April 30, 2009.

During the six months ended April 30, 2009 and April 30, 2010, Access did not made any payments to the BRDN under the Agreements for the A10 Project. Amounts have been accrued pursuant to the joint venture and Impact Benefit agreements. The exploration expenses also include costs associated with the Access’ agreement with the LLCDA under agreements ratified in February 2009.

We earned total interest income of $113,309 for the six months ended April 30, 2010, as compared to total interest income of $34,679 for the six months ended April 30, 2009. The interest for the quarters ended April 30, 2010 and 2009 was earned from the investment of proceeds of a private placement of our common stock and common stock purchase warrants in 2006, which remained in interest bearing instruments during the above periods, and which balance has diminished since the acquisition of Access in August 2007 with ongoing operations.

We recorded an expense of $nil in the six months ended April 30, 2010 as funding on behalf of the minority stockholder, as compared to $49,763 for the six months ended April 30, 2009 (representing a charge to the Company for 25% of capital advanced to Access in February 2008, and used by Access in the three months from November 1, 2008 to January 31, 2009).

The company recorded a loss from foreign currency transactions of $178,549 for the six months ended April 30, 2010.  The loss is attributable to the difference in exchange rates between the beginning and ending of the second quarter. At the beginning of the quarter (February 1, 2010) the exchange rate was 1.0693 and the value of the US denominated accounts was approximately $2,200,000. At the end of the quarter (April 30, 2010) the exchange rate was 1.0048 and the value of the accounts was approximately $388,000. The loss of April 30, 2009 figure of $1,330 reflects foreign currency adjustments arising from having the majority of the Company’s cash and investments denominated in US dollars while its functional currency is the Canadian dollar.

Our total comprehensive gain for the six months ended April 30, 2010 was $1,377,628, compared to total comprehensive loss of $3,787,010 for the six months ended April 30, 2009.

The Company has recorded a gain of $1,594,867 as result of the selling of 55.2% of Access Energy and being relieved of its liability for funding the company’s operations. This creates a book tax expense of $388,653 for the six months ended April 30, 2010 as compared to $nil for the six months ended April 30, 2009. This expense was fully allowed for by the prior period net operating losses. The company did not have a tax expense from inception thru its October 31, 2009 year-end, because the company incurred losses during these periods.

Consolidated Results of Operations

For the three month period ended April 30, 2010, we have generated revenue of $425,409. We did not generate any revenue for the three months ended April 20, 2009.

We incurred net income of $1,516,631 for the three months ended April 30, 2010 compared to a net loss of $3,605,802 for the three months ended April 30, 2009.

We incurred total operating expenses of $399,447 for the three months ended April 30, 2010, as compared to total operating expenses of $284,487 for the three months ended April 30, 2009. These expenses consisted of general operating expenses incurred in connection with the day-to-day operations of our business, the preparation and filing of our periodic reports, costs associated with exploration activities for our subsidiary, Access Energy Inc. and costs associated with the operation of the gas wells.

The significant operating expenses include professional fees of $71,981 for the three months ended April 30, 2010 incurred in connection with filing of periodic reports, SEC compliance filings, legal, audit and accounting fees, and general corporate matters as compared with professional fees of $159,494 for the comparative period of April 30, 2009. The office and administration expenses of $31,251 for the three months ended April 30, 2010 include rent, telephone and other office expenses, as compared to office and administration expenses of $22,677 for the three months ended April 30, 2009. The management and directors’ fees of $41,355 for the three months ended April 30, 2010 includes the directors’ fee and Coniston’s management fee, compared to management and directors’ fees of $41,589 for the comparative period.

During the three months ended April 30, 2010, we incurred lease operating and exploration expenses of $204,337 compared to exploration expenses of $60,727 for the three months ended April 30, 2009.

During the three months ended April 30, 2009 and April 30, 2010, Access did not made any payments to the BRDN under the Agreements for the A10 Project. Amounts have been accrued pursuant to the joint venture and Impact Benefit agreements. The exploration expenses also include costs associated with the Access’ agreement with the LLCDA under agreements ratified in February 2009.

The Company has recorded a gain of $1,594,867 as result of the selling of 55.2% of Access Energy and being relieved of its liability for funding the company’s operations. This creates a book tax liability of $388,653 for the three months ended April 30, 2010 as compared to $nil for the three months ended April 30, 2009. The company did not have a tax liability from inception thru its October 31, 2009 year-end, because the company incurred losses during these periods.

We earned total interest income of $59,012 for the three months ended April 30, 2010, as compared to total interest income of $14,964 for the three months ended April 30, 2009. The interest for the quarters ended April 30, 2010 and 2009 was earned from the investment of proceeds of a private placement of our common stock and common stock purchase warrants in 2006, which remained in interest bearing instruments during the above periods, and which balance has diminished since the acquisition of Access in August 2007 with ongoing operations.

We recorded an expense of $nil in the three months ended April 30, 2010 as funding on behalf of the minority stockholder, as compared to $21,985 for the three months ended April 30, 2009 (representing a charge to the Company for 25% of capital advanced to Access in February 2008, and used by Access in the three months from November 1, 2008 to January 31, 2009).

The company recorded a loss from foreign currency transactions of $163,210 for the three months ended April 30, 2010.  The loss is attributable to the difference in exchange rates between the beginning and ending of the second quarter. At the beginning of the quarter (February 1, 2010) the exchange rate was 1.0693 and the value of the US denominated accounts was approximately $2,200,000. At the end of the quarter (April 30, 2010) the exchange rate was 1.0048 and the value of the accounts was approximately $388,000. The loss of April 30, 2009 figure of $3,349 reflects foreign currency adjustments arising from having the majority of the Company’s cash and investments denominated in US dollars while its functional currency is the Canadian dollar.

Our total comprehensive gain for the three months ended April 30, 2010 was $1,619,395, compared to total comprehensive loss of $3,432,519 for the for the three months ended April 30, 2009.

Liquidity and Capital Resources

As of April 30, 2010, the company had cash and cash equivalents on hand of $1,264,539. The Company believes this amount to be sufficient to fund the Company’s general and administrative costs for the next twelve months. In the interim, the Company is closely monitoring its cash balances and is minimizing its use of cash as much as possible.

Net Cash Used In Operating Activities

The Company used $191,265 in operating activities in the six months, compared to $523,003 for the comparative period.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended April 30, 2010 was $1,464,887 compared to net cash used in investing activities of $1,806,879 for the comparative period. The majority of the net cash used in investing activities for the six months ended April 30, 2010 was for the purchase of oil and gas properties.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended April 30, 2010 and April 30, 2009 was $nil.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

Other than the commitments to BRDN and LLCDA, and the commitments for the operations of the BSPE Texas oil and gas wells described elsewhere, there was no significant change in the Company’s commitments during the three month period ending April 30, 2010.

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

Date: June 21, 2010	BLACKSANDS PETROLEUM, INC. By: /s/ David DeMarco Name: David DeMarco Title: Chief Executive Officer (Principal Executive Officer)

By: /s/ Mark Holcombe Name: Mark Holcombe Title: Acting Chief Financial Officer (Principal Financial Officer)