Form 10-Q/A
period 2010-04-30
BLACKSANDS PETROLEUM, INC.
filed 2010-09-28
CIK 1308137

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

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

EXPLANATORY NOTE

On April 30, 2010, Blacksands Petroleum, Inc. (the “Company”) sold 441 of the 600 shares it held of Access Energy, Inc. (“Access”), an operating subsidiary, to the other stockholder of Access, Mr. Reg Burden. Following the transfer, the Company holds 19.9% of the outstanding Access shares and Mr. Burden holds 80.1%. As consideration for the transfer, the Company paid Mr. Burden $75,000 cash and the Company was relieved of its contractual obligation to fund Access’ annual plan and budget. In addition, the Company was released of any rights and obligations related to any joint venture agreements between Access and other counterparties. In connection with the sale, Mr. Burden’s warrants to purchase additional shares of the Company were cancelled.
On September 17, 2010, the Company, in connection with the filing of its quarterly report on form 10-Q for the quarter ended July 31, 2010, discovered that it believed there were errors in the Company’s financial statements relating to the calculation of its gain on the sale of Access. The initial calculation omitted the fair value of 1,500,000 warrants that were forfeited in connection with the sale.  On September 17, 2010, the Company further discussed the matter with MaloneBailey LLP (“MaloneBailey”), the Company’s independent registered public accounting firm.

From September 17, 2010 until September 22, 2010, management of the Company conducted an analysis of the fair value of the warrants.  The Company determined that the fair value of the warrants on the date of sale was $1,120,263. On September 22, 1010, both the Company and MaloneBailey agreed that these facts caused them to believe that the Company’s accounting for gains from the sale of Access was incorrect and the Company determined that the effect of such misstatements was material to the quarterly reports on Form 10-Q for the quarter ended April 30, 2010 (the “Report”). As a result, the Company determined that the Report should no longer be relied upon and that it will need to be restated. The restatement is required to properly reflect the Company’s financial results related to the fair value of the warrants on the date of sale.

The following table reflects the impact of this error:

Six months ended April 30, 2010:

	As previously reported	Adjustment	As restated

Gain on sale of Access shares	$1,594,867	$1,120,263	$2,715,130
Income before taxes	1,254,627	1,120,263	2,374,890
Net income before minority interest	1,254,627	1,120,263	2,374,890
Net income for the period	1,254,627	1,120,263	2,374,890
Basic and diluted earnings per common share	0.03	0.02	0.05

Total other comprehensive income	1,377,628	1,120,263	2,497,891

Three months ended April 30, 2010:

	As previously reported	Adjustment	As restated

Gain on sale of Access shares	1,594,867	1,120,263	2,715,130
Income before taxes	1,516,631	1,120,263	2,636,894
Net income before minority interest	1,516,631	1,120,263	2,636,894
Net income for the period	1,516,631	1,120,263	2,636,894
Basic and diluted earnings per common share	0.03	0.03	0.06

Total other comprehensive income	1,619,395	1,120,263	2,739,658

As a result of this error, additional paid-in capital decreased by $1,120,263 and accumulated comprehensive loss was reduced by the same amount, which resulted in no change to total stockholders’ equity. On the statement of cash flow, net income was increased by $1,120,263, which was offset by the same amount in the gain on sale of Access shares. Net cash used in operating activities was not changed.

For the convenience of the reader, this Form 10-Q/A sets forth the original Form 10-Q in its entirety. However, this Form 10-Q/A only amends our financial statements and the footnotes to our financial statements, along with the corresponding changes to our Management’s Discussion and Analysis and Results of Operations section. We also corrected typographical errors and have revised our controls and procedures disclosure as a result of these restatements. No other information in the original Form 10-Q is amended hereby. In addition, pursuant to the rules of the SEC, Item 6 of Part II to the Initial Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Form 10Q/A as Exhibits 31.01, 31.02 and 32.01.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

Blacksands Petroleum, Inc.
Consolidated Balance Sheets
(Unaudited)

	April 30, 2010	October 31, 2009
	(restated)
ASSETS

Current Assets
Cash and cash equivalents	$1,264,539	$2,797,690
Short-term investments	-	88,553
Accounts receivable	331,768	4,892
Prepaid expenses and deposits	28,930	6,672
Total Current Assets	1,625,237	2,897,807

Oil and gas property costs (successful efforts method of accounting)	1,466,693	-
Total Assets	$3,091,930	$2,897,807

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$105,196	$1,426,543
Accounts payable to related parties	87,051	43,639
Total Current Liabilities	192,247	1,470,182

Asset retirement obligations	94,430	-
Total Liabilities	286,677	1,470,182

Stockholders’ Equity
Preferred stock, 10,000,000 authorized and none issued and
outstanding	-	-
Common stock, 300,000,000 authorized and 44,854,700
issued and outstanding	44,855	44,855
Additional paid-in capital	10,829,202	11,949,465
Accumulated comprehensive loss	(302,556)	(425,557)
Accumulated deficit	(7,766,248)	(10,141,138)
Total Stockholders’ Equity	2,805,253	1,427,625
Total Liabilities, Minority Interest and Stockholders’ Equity	$3,091,930	$2,897,807

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	April 30, 2010	April 30, 2009	April 30, 2010	April 30, 2009
	(restated)		(restated)
Revenue:
Revenue	$494,092	$-	$425,409	$-
Total revenues	494,092	-	425,409	-

Expenses:
Professional fees	185,239	291,556	71,981	159,494
Management and directors’ fees	86,961	102,796	41,355	41,589
Depreciation, depletion and accretion	81,608	-	50,523	-
Office and administration	63,857	61,863	31,251	22,677
Lease operating expenses	204,856	-	128,998	-
Oil and gas exploration	146,571	66,893	75,339	60,727
Total expenses	769,092	523,108	399,447	284,487
Income (loss) from operations	(275,000)	(523,108)	25,962	(284,487)

Other Income and Expenses:
Interest income	113,309	34,679	59,012	14,964
Funding on behalf of minority stockholder	-	(49,763)	-	(21,985)
Impairment of oil & gas property interest	-	(3,831,190)	-	(3,831,190)
Gain on sale of Access shares	2,715,130		2,715,130
Loss from currency translation	(178,549)	(1,330)	(163,210)	(3,349)
Income (loss) before taxes	2,374,890	(4,370,712)	2,636,894	(4,126,047)

Provisions for income tax	(388,654)	-	(388,654)	-
Tax benefit of operating loss carryforwards	388,654	-	388,654	-
Net income (loss) before minority interest	2,374,890	(4,370,712)	2,636,894	(4,126,047)

Minority interest	-	534,766	-	520,245
Net income (loss) for the period	$2,374,890	$(3,835,946)	$2,636,894	$(3,605,802)

Other comprehensive income (loss), net of tax:

Foreign currency translation
Adjustment	$123,001	$48,936	$102,764	$173,283
Total comprehensive income (loss)	$2,497,891	$(3,787,010)	$2,739,658	$(3,432,519)

Basic and diluted income (loss) per common
Share	$0.05	$(0.09)	$0.06	$(0.08)

Weighted average number of common
Shares outstanding, basic & diluted	$44,854,700	44,854,700	44,854,700	44,854,700

See accompanying notes to Consolidated Financial Statements.

Blacksands Petroleum, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30, 2010	Six Months Ended April 30, 2009
	(restated)
Cash Flows from Operating Activities:
Net income (loss)	$2,374,890	$(3,835,946)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Write-down of minority interest	-	(485,003)
Gain on sale of Access shares	(2,715,130)	-
Depreciation, depletion and accretion	81,608	-
Impairment of oil & gas property	-	3,831,190
Changes in operating assets and liabilities:
Accounts receivable	(326,876)	100,933
Inventory	22,152	-
Prepaid expenses and deposits	(18,248)	(17,434)
Accounts payable and accrued liabilities	346,927	(57,620)
Accounts payable – related party	43,412	(59,123)
Net cash used in operating activities	(191,265)	(523,003)

Cash Flows from Investing Activities:
Oil and gas property costs during period	(1,478,440)	(1,982)
Payment on sale of Access shares	(75,000)	-
Investment in short-term investments	88,553	(1,804,897)
Net cash used in investing activities	(1,464,887)	(1,806,879)

Effects of exchange on cash	123,001	(57,580)
Net decrease in cash and cash equivalents	(1,533,151)	(2,387,462)
Cash and cash equivalents balance, beginning of period	2,797,690	2,610,232
Cash and cash equivalents balance, end of period	$1,264,539	$222,770

Supplemental Disclosures:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Non-cash financing activities:
ARO incurred in acquisition and revision of estimates	$92,006	$-

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

2.	RESTATEMENT

In the third quarter of fiscal 2010, we identified an error in the calculation of our gain on the sale of Access. The initial calculation omitted the fair value of 1,500,000 warrants that were forfeited in connection with the sale. The fair value of the warrants on the date of the sale was $1,120,263, which should have been included in the gain calculation for the sale of the Access shares. The fair value was calculated using the Black-Scholes option-pricing model and the weighted variables used in the model include (1) 1.3% risk-free interest rate (2) 2.27 years expected term, (3) expected volatility of 176%, and (4) zero expected dividends.

The following table reflects the impact of this error:

Six months ended April 30, 2010:

	As previously reported	Adjustment	As restated

Gain on sale of Access shares	$1,594,867	$1,120,263	$2,715,130
Income before taxes	1,254,627	1,120,263	2,374,890
Net income before minority interest	1,254,627	1,120,263	2,374,890
Net income for the period	1,254,627	1,120,263	2,374,890
Basic and diluted earnings per common share	0.03	0.02	0.05

Total other comprehensive income	1,377,628	1,120,263	2,497,891

Three months ended April 30, 2010:

	As previously reported	Adjustment	As restated

Gain on sale of Access shares	1,594,867	1,120,263	2,715,130
Income before taxes	1,516,631	1,120,263	2,636,894
Net income before minority interest	1,516,631	1,120,263	2,636,894
Net income for the period	1,516,631	1,120,263	2,636,894
Basic and diluted earnings per common share	0.03	0.03	0.06

Total other comprehensive income	1,619,395	1,120,263	2,739,658

As a result of this error, additional paid-in capital decreased by $1,120,263 and accumulated comprehensive loss was reduced by the same amount, which resulted in no change to total stockholders’ equity. On the statement of cash flow, net income was increased by $1,120,263, which was offset by the same amount in the gain on sale of Access shares. Net cash used in operating activities was not changed.

3.	OIL AND GAS PROPERTY

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

The following table describes the changes in the asset retirement obligations for the six months ended April 30, 2010.

Beginning balance at October 1, 2009	$-
Fair value of liabilities incurred in acquisitions	92,006
Accretion expense	2,424
Ending balance at April 30, 2010	$94,430

4.	RELATED PARTY TRANSACTIONS

During the six months ended April 30, 2010, Coniston Investment Corp. (“Coniston”) charged Access management fees of approximately $79,108 plus Goods and Services Tax (5%), which is included in the consolidated statement of operations for the services of Paul A. Parisotto as President and CEO of Access.

5.	GAIN ON SALE OF ACCESS SHARES

On April 30, 2010, the Company sold 441 of the 600 shares it held in Access Energy to the other stockholder of Access Energy, Mr. Reg Burden. Following the transfer, Blacksands holds 19.9% of the outstanding Access shares and Mr. Burden holds 80.1%. As consideration for the transfer, the Company paid Mr. Burden $75,000 cash and the Company is relieved of its contractual obligation to fund Access’ annual plan and budget including Access’ commitments to First Nations’ communities. In addition, the Company is released of any rights and obligations related to any joint venture agreements between Access and other counterparties. In connection with the sale, Mr. Burden’s warrants to purchase additional shares of the company were cancelled.
Access had no assets and liabilities of $1,637,104. Because the Company continues to own 19.9% of the outstanding shares of Access, the transaction does not result in discontinued operations. As a result of this sale, the Company recorded a gain of $2,715,130, which primarily represents the release from liabilities associated with Access.

6.	SUBSEQUENT EVENTS

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

We incurred a net income of $2,374,890 for the six months ended April 30, 2010 compared to a net loss of $3,835,946 for the six months ended April 30, 2009.

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

Our total comprehensive gain for the six months ended April 30, 2010 was $2,497,891, compared to total comprehensive loss of $3,787,010 for the six months ended April 30, 2009.

The Company has recorded a gain of $2,715,130 as result of the selling of 55.2% of Access Energy and being relieved of its liability for funding the company’s operations. This creates a book tax expense of $388,653 for the six months ended April 30, 2010 as compared to $nil for the six months ended April 30, 2009. This expense was fully allowed for by the prior period net operating losses. The company did not have a tax expense from inception thru its October 31, 2009 year-end, because the company incurred losses during these periods.

Consolidated Results of Operations

For the three month period ended April 30, 2010, we have generated revenue of $425,409. We did not generate any revenue for the three months ended April 30, 2009.

We incurred net income of $2,636,894 for the three months ended April 30, 2010 compared to a net loss of $3,605,802 for the three months ended April 30, 2009.

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

The Company has recorded a gain of $2,715,130 as result of the selling of 55.2% of Access Energy and being relieved of its liability for funding the company’s operations. This creates a book tax liability of $388,653 for the three months ended April 30, 2010 as compared to $nil for the three months ended April 30, 2009. The company did not have a tax liability from inception thru its October 31, 2009 year-end, because the company incurred losses during these periods.

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

Our total comprehensive gain for the three months ended April 30, 2010 was $2,739,658, compared to total comprehensive loss of $3,432,519 for the for the three months ended April 30, 2009.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of April 30, 2010. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

i.
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.  We have limited experience in the areas of financial reporting and disclosure controls and procedures.  Also, we do not have an independent audit committee.  As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis

ii.
The Company determined that a restatement of its financial statements was necessary due to the failure to include the fair value of 1,500,000 warrants forfeited in connection with the sale of Access. The Company subsequently determined that the fair value of the warrants on the date of sale was $1,120,263.

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

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements. Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

The Company’s risk factors have not changed materially from those set forth under the heading “Risk Factors and Uncertainties” in the Company’s most recent annual report on Form 10-K for the fiscal year ended October 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information.

(a)	Form 8-K Information

None.

(b)	Director Nomination Procedures

The Company does not have any established procedures by which security holders may recommend nominees to the Company’s Board of Directors.

Item 6. Exhibits.

31.01	- Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.02	- Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.01	-Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 28, 2010	BLACKSANDS PETROLEUM, INC.

	By:	/s/ David DeMarco
	Name:	David DeMarco
	Title:	Chief Executive Officer