Form 10-Q
period 2011-01-31
BLACKSANDS PETROLEUM, INC.
filed 2011-03-17
CIK 1308137

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended January 31, 2011

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
Yes ☐ No ☒

There were 14,951,567 shares of registrant’s common stock outstanding as of March 16, 2011.

BLACKSANDS PETROLEUM, INC.
FORM 10-Q
For the Quarter Ended January 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1.                                Financial Statements.

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Balance Sheets (Unaudited)

	January 31, 2011	October 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$592,223	$1,609,961
Accounts receivable	384,083	210,180
Prepaid expenses and deposits	10,310	12,423
Total Current Assets	986,616	1,832,564
Oil and gas property costs (successful efforts method of accounting)
Proved	3,174,902	1,897,767
Unproved, net of accumulated depletion of $905,751 and $691,002 respectively	2,068,208	1,786,997
Fixed assets, net	1,292	--
Other assets	230,000	50,000
TOTAL ASSETS	$6,461,018	$5,567,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$1,560,000	$--
Accounts payable and accrued expenses	424,701	729,360
Derivative liability	931,320	923,756
Total Current Liabilities	2,916,021	1,653,116
Note Payable	--	60,000
Asset Retirement obligation	725,817	523,060
Total Liabilities	3,641,838	2,236,176
Stockholders’ Equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized:	--	--
Series A - $.001 par value, 310,000 shares authorized, 250,000 and nil shares issued and outstanding at January 31, 2011 and October 31, 2010, respectively	250	250
Common stock - $0.001 par value; 100,000,000 shares authorized; 14,951,567 and 14,951,567 shares issued and outstanding at January 31, 2011 and October 31, 2010, respectively	14,952	14,952
Additional paid-in capital	14,533,493	14,238,690
Accumulated deficit	(11,729,515)	(10,922,740)
Total Stockholders’ Equity	2,819,180	3,331,152
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,461,018	$5,567,328

The accompanying notes are an integral part of these consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Three Months ended January 31,
	2011	2010
Revenue:
Oil and Gas Revenue	$394,186	$68,683

Expenses:
Selling, general and administrative	636,810	191,470
Depreciation and depletion	216,098	29,289
Accretion expense	13,999	1,796
Lease operating expenses	189,934	75,858
Oil and gas exploration	105,959	71,232

Total expenses	1,162,800	369,645
Loss from Operations	(768,614)	(300,962)

Other income and expense:
Interest income	--	54,297
Interest expense	(30,597)	--
Loss on change in derivative liability	(7,564)	--
Loss from currency transactions	--	(15,339)
Total Other Income (Expense)	(38,161)	38,958

Loss before provision for income taxes	(806,775)	(262,004)
Provision for income taxes	--	--
Net loss	(806,775)	(262,004)
Preferred stock dividends	50,000	--
Net loss attributable to common stockholders	$(856,775)	(262,004)

Comprehensive Loss:
Net loss	$(806,775)	$(262,004)
Other comprehensive income, net of tax
Currency translation adjustment	--	20,237
Total comprehensive loss	$(806,775)	$(241,767)

Loss Per Share attributable to common shareholders
Basic and diluted	$(0.06)	$(0.02)
Weighted Average Shares Outstanding
Basic & diluted	14,951,567	14,951,567

The accompanying notes are an integral part of these consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Three months Ended January 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(806,775)	$(262,004)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative liability	7,564	--
Equity compensation expense	294,804	--
Depreciation, depletion and accretion	230,097	31,085
Changes in operating assets and liabilities:
Accounts receivable	(173,903)	(59,084)
Prepaid expense, deposits and other assets	(177,888)	(4,738)
Accounts payable	(304,660)	109,352
Accounts payable related party	--	31,176
Net cash flows used in operating activities	(930,761)	(154,213)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(1,584,336)	(491,952)
Acquisition of fixed assets	(2,641)	--
Investment in short-term investments	--	88,553
Net cash flows used in investing activities	(1,586,977)	(403,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,500,000	—
Net cash flows provided by financing activities	1,500,000	—
Effects of exchange on cash	--	20,237
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,017,738)	(537,375)
CASH AND CASH EQUIVALENTS - Beginning of period	1,609,961	2,797,690
CASH AND CASH EQUIVALENTS - End of period	$592,223	$2,260,315

Supplemental Disclosures

Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

Supplemental non-cash activities

Asset retirement obligation acquired in acquisition	$188,758	$79,795

The accompanying notes are an integral part of these consolidated financial statements

Blacksands Petroleum, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.	DESCRIPTION OF BUSINESS, AND SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in annual report on Form 10-K for the year ended October 31, 2010 filed with the SEC on February 2, 2011. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2010 annual report on Form 10-K have been omitted.

2.	Oil and Gas Properties

AP Clark II Prospect Acquisition in November 2010

On November 29, 2010, the Company entered into a leasehold acquisition and participation agreement (the “LAPA”) with Westerly Exploration, Inc. (“Westerly”) pursuant to which (i) the Company  acquired the leasehold interests and rights thereto in the AP Clark II Prospect (as defined in the LAPA) located in Borden County, Texas from Westerly for $260,000 (ii) the Company paid Westerly $119,000 as advance payment towards 70% of the actual third party costs to receive an extension of certain leasehold properties included in the AP Clark II Prospect (as defined in the LAPA) (the “Extension Monies”) and (iii) the Company and Westerly agreed to drill the W.D. Everett Well No. 3 located within the AP Clark II Prospect (as defined in the LAPA) whereby all costs of such drilling operation shall be borne 30% by Westerly and 70% by the Company.  Upon execution of the LAPA, the Company paid Westerly $163,590 for the sole purpose of acquisition of casing for the W.D. Everett Well No. 3.  If the cost of the casing exceeds $233,700, the Company is required to pay 70% of the excess.

The Company commenced drilling on the W.D. Everett Well No. 3 during the quarter ended January 31, 2011.  The Company incurred $637,671 in costs through January 31, 2011 in connection with drilling the well.

Copano Bay Acquisition in December 2010

On November 1, 2010, the Company purchased the Copano Bay Lease located in Aransas County, Texas for $100,000. The Copano Bay Lease includes four (4) active wells and 7 non-producing wells located on 1,920 acres in Aransas County, Texas. The leasehold working interest acquired by Copano Bay Holdings LLC is 50% leasehold working interest (37.5% net revenue interest) from the surface to 8,000 feet below the surface. NRG Assets Management LLC, a Texas LLC and Texas registered operating company owned by the Company is the operator at all depths.  In connection with the acquisition, the Company recorded an asset retirement obligation totaling $188,758.

3.	Note Payable

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

4.	Asset Retirement Obligation

The following table summarizes the change in the asset retirement obligation for the periods ended January 31,

	2011	2000
Beginning balance at November 1	$523,060	$--
Liabilities settled	--	--
Liabilities incurred through acquisition of assets	188,758	--
Accretion expense	13,999	--
Ending balance at January 31	$725,817	$--

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

5.	1-For-3 Reverse Stock Split

On January 11, 2011, the Company effectuated a 1 for 3 split.  On the date of the 1 for 3 split, the Company amended its certificate of incorporation to reduce the number of authorized common shares from 300,000,000 to 100,000,000.  The effect of the split has been reflective retroactively for all periods presented

6	Derivative Instruments

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

The fair values of the warrants were estimated using the following assumptions:

	January 31, 2011	October 31, 2010

Expected volatility	159%	154%
Expected term	2.75 years	3 years
Risk free rate	.96%	.51%
Expected dividends	--	--
Fair Value	$931,320	$923,756

7	Subsequent Events

Bridge Loans

On February 2, 2011, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with six accredited investors (the “Investors”), providing for the sale by the Company to the Investors of an aggregate of (i) 8% debentures in the principal amount of $1,745,000 (the “Debentures”) and (ii) warrants to purchase 581,767 shares of common stock of the Company (the “Warrants”).

The Debentures mature on the earlier of the (i) date the Company closes an offering that results in gross proceeds to the Company of at least $1,000,000 or (ii) first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 8%.  The Company is not required to make any payments until the Maturity Date.  The Warrants are exercisable for a period of three years from the date of issuance and are exercisable into shares of common stock of the Company at an exercise price of $4.50 per share. The Company is required to register the shares underlying the warrants within 60 days of the closing of the offering.

On March 17, 2011, bridge loans aggregating $1,694,000 were converted into approximately 564,667 units offered pursuant to the private placement described below.  The remaining $51,300 in bridge loans were repaid.

Private Placement

On March 1, 2011, the Company commenced a private placement offering of between 500,000 and 2,000,000 units at a price of $3 per unit.  Each unit is to consist of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $4.50 per common share.  The warrants may be exercised for a period of three years and can be called by the Company if the closing bid price of the common stock is at least $6 per share for 10 consecutive trading days.  The Company is required to register the shares underlying the warrants within 60 days of the closing of the offering.  In addition, the shares included in the units, if not previously registered, are to be included in such future registration statements, subject to SEC limitations.

On March 17, 2011, the Company closed on the initial proceeds of $1,226,000 for 408,666 units.  The Company will continue to sell units pursuant to the private placement until 2,000,000 units have been sold.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

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

As of January 31, 2011, we owned interests in (i) approximately 9,260 gross (3,200 net) acres in the Midland Basin, (ii) approximately 147,262 gross (73,631 net) acres in the Pedregosa Basin and (iii) approximately 3,300 gross (1,650 net) acres in Colorado.  Approximately, 125,115 gross acres (2,720 gross acres in Midland Basin, 118,607 gross acres in the Pedregosa Basin, and approximately 3,788 gross acres in the Non-Core Properties) are held by production or drilling operations.

We began oil and gas operations in the United States on November 1, 2009, with the purchase of a producing conventional oil and gas field, located in the Gulf Coast region of Texas, from Pioneer Natural Resources.  Additionally, we acquired interests in one Non-Core Property located in the Gulf Coast region of Texas and one Core Focus Area property located in West Texas.

During the quarter ended January 31, 2011, we (i) acquired one operated, producing Non-Core Property in the Gulf Coast, (ii) drilled and set casing in the Everett Well No. 3 to 9,200’ (total depth), (iii) surveyed and acquired 37 linear miles of 2-D seismic data on the southern part of the Pedregosa Basin project, and (iv) built location on the northern part of the Pedregosa Basin project for the initial vertical test well to be drill to 7,000’ (total depth) in the first calendar quarter of 2011.  In addition, we acquired term leasehold in our Core Focus Areas.

The Core Focus Areas provide us with the opportunity to grow reserves and cash flow by drilling and developing the properties.   Our Non-Core Properties currently provide cash flow for overhead and administrative costs, while we develop our Core Focus Areas.

We continue to pursue avenues to reduce or eliminate our financial exposure on a case by case basis for each project.  Joint venture arrangements may be considered for others to participate for a disproportionate share of the initial leasing and/or drilling costs, further reducing our exposure.

 2011 Projects, subject to raising the capital requirements:

Subject to obtaining additional financing, the following drilling, recompletion/work-over and leasing activity may be pursued.  The projects and our share of the estimated costs are listed below:

Estimated cost based on expected participating working interest.

Project	Current WI%	No. Wells	Procedure	Est. Cost
Midland Basin	18.75-70%	4	New Drill	$3.8 MM
Pedregosa Basin	50%	2	New Drill	$4.3 MM
Colorado	50%	1	New Drill	$1.8 MM
Non Core	100%	3	Recompletions	$0.4 MM
Non Core	30%	1	New Drill	$0.5 MM
All Properties	various		New Leases	$2.4 MM
Total				$13.2 MM

While our base case drilling, recompletion/workover and leasing activity would result in estimated costs of $13.2 MM, we may expand drilling, recompletion/workover and leasing activity to as much as $22 MM, if project economics and general economic conditions support the more aggressive drilling program. If we elect to expand drilling activities, we will need to access additional capital. Subsequent to January 31, 2011, the Company obtained bridge loan financing totaling $1.745 million.  In addition, we commenced a private placement offering with which we hope to raise an additional $1.5 to $6 million.

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

Consolidated Results of Operations for the Three Months Ended January 31, 2011 Compared to the Three Months Ended January 31, 2010

Revenues for the three months ended January 31, 2011 totaled $394,186 as compared to revenues of $68,683 in the comparable period.  The significant increase in revenues is directly related to the production from wells acquired after January 31, 2010.  In addition, we acquired additional leases on several additional operating wells in November 2010.

Selling, general and administrative expenses increased $445,340, to $636,810 in the three months ended January 31, 2011 as compared to $191,470 during the comparable period.  Included in selling general and administrative expenses during the three months ended January 31, 2011 was $291,804 in stock based compensation related to stock options granted to officers and directors during 2010.  In addition, we hired several consultants later in 2010 to assist with operating the company.

Depreciation, depletion and accretion totaled $230,097 during the three months ended January 31, 2011 compared to $31,085 in the comparable period.  In addition, we incurred lease operating expenses totaling $189,934 during the three months ended January 31, 2011 as compared to $75,858 in the comparable period.   We expect lease operating expenses to remain significant as many of our properties have older wells and will incur repairs and other age related costs.

 Exploration costs totaled $105,959 and $71,232 in the three months ended January 31, 2011 and 2010, respectively. The exploration expenses during the comparable period included costs associated with maintaining our interest in the A10 Project.  We incurred exploration expenses in the current quarter related to the seismic work done on our property in the Pedregosa Basin.  We expect to commence drilling on a section of this property in during March 2011.

We earned total interest income of $54,297 during the quarter ended January 31, 2010.  The interest during the period was earned from the investment of proceeds of a private placement of our common stock and common stock purchase warrants on August 9, 2006, which remained in interest bearing instruments until needed, and which balance has been used toward the purchase of Access and with ongoing operations.

We incurred a net loss for the three months ended January 31, 2011 of $806,775, compared to a net loss of $262,004 for comparable period.

Liquidity and Capital Resources

As of January 31, 2011, we had cash and cash equivalents on hand of $592,223.  In addition, we raised an additional $1,745,000 in February 2011. These funds are being used primarily in the drilling of a test well in the Pedregosa Basin.  We do not have sufficient funds on hand in order to fund any capital expenditures for the drilling of new wells or the recompletion of existing wells and expect to need additional funds for general and administrative expenses.  We expect to rely on external sources of capital in order to fund our capital expenditures.  We do not have any firm commitments to raise additional capital nor is there any assurance sufficient capital will be available at acceptable terms.

On March 1, 2011, we commenced a private placement offering of between 500,000 and 2,000,000 units at a price of $3 per unit.  Each unit is to consist of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $4.50 per common share.  The warrants may be exercised for a period of three years and can be called by the Company if the closing bid price of the common stock is at least $6 per share for 10 consecutive trading days.  The Company is required to register the shares underlying the warrants within 60 days of the closing of the offering.  In addition, the shares included in the units, if not previously registered, are to be included in such future registration statements, subject to SEC limitations.

On March 17, 2011, we closed on the initial proceeds of $1,226,000 or 408,666 units, pursuant to the private placement.  We will continue to raise funds pursuant to the private placement memorandum until the maximum number of units have been sold.  We expect to complete the private placement offering within the next 60 days.

Net Cash Used In Operating Activities

Cash used in operating activities in the three months ended January 31, 2011 was $930,761, compared to $154,213 used for the comparative period.  The increase in the cash used in operating activities was from the increased accounts receivable for the increased production, an additional deposit with the Texas Railroad Commission for the operation by NRG Management of the new wells acquired in Copano Bay and from the payment of accounts payable, primarily from amounts remaining on the acquisition of our interest in the Pedregosa Basin.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended January 31, 2011 was $1,586,977 compared to $403,399 used for the comparative period. The cash flows from investing activities for the periods presented relate to costs incurred in the acquisition of oil and gas properties.  During the quarter ended January 31, 2010 we acquired the Copano Bay property.  During the current quarter we also commenced drilling on the W.D. Everett Well No. 3.  In the comparable quarter, we acquired the Cabeza Creek property.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended January 31, 2011 was $1,500,000, from the proceeds of a Note Payable financing. The note bears interest at the rate of 10% per annum and is due on the earlier of the date the Company closes on an offering with gross proceeds of at least $5 million or November 19, 2011.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

	Total	2011	2012	2013	2014	2015	Thereafter
Notes Payable	$1,560,000	$1,560,000	$--	$--	$--	$--	$--
Abandonment obligations	725,817	--	18,099	17,369	--	--	690,349
Operating lease obligations	--	--	--	--	--	--	--
Drilling and rig obligations	1,200,000	1,200,000	--	--	--	--	-
Other	8,000	8,000	--	--	--	--	--
Total	$3,493,817	$2,768,000	$18,099	$17,369	$--	$--	$690,349

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of January 31, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

Management’s Remediation Plans

We are committed to improving our financial organization. As part of this commitment, we will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of 2011 to resolve non-routine or complex accounting matters. In addition, when funds are available, which we expect to occur by the latter half of 2011, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $100,000 per annum. We currently engage an outside accounting firm to assist us in the preparation of our consolidated financial statements. As necessary, we will engage consultants in the future as necessary in order to ensure proper accounting for our consolidated financial statements.

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

Item 6. Exhibits.

31.01 -	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.02 -	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.01 -	Certifications of Chief Executive Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.01 -	Certifications of Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKSANDS PETROLEUM, INC.

Date: March 17,2011	By:	/s/ David DeMarco
Name: David DeMarco
Title: Chief Executive Officer

Date: March 17, 2011	By:	/s/ DONALD GIANNATTASIO
Donald Giannattasio
Chief Financial Officer (Principal Accounting Officer)