Form 10-Q
period 2011-04-30
BLACKSANDS PETROLEUM, INC.
filed 2011-06-14
CIK 1308137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-51427

BLACKSANDS PETROLEUM, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1740044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

25025 I-45 N., Suite 410
The Woodlands, Texas 77380
(Address of principal executive offices) (zip code)

(713) 554-4491
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

As of June 13, 2011, there were 16,185,625 shares of the registrant’s common stock outstanding.

BLACKSANDS PETROLEUM, INC.
FORM 10-Q
For the Quarter Ended April 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Balance Sheets (Unaudited)

	April 30, 2011	October 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$544,993	$1,609,961
Accounts receivable	353,359	210,180
Prepaid expenses and deposits	24,000	12,423
Total Current Assets	922,352	1,832,564
Oil and gas property costs (successful efforts method of accounting)
Unproved	6,215,608	1,786,997
Proved, net of accumulated depletion of $1,030109 and $690,949 respectively	1,883,819	1,897,767
Fixed assets, net	2,443	--
Other assets	230,000	50,000
TOTAL ASSETS	$9,254,222	$5,567,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$1,560,000	$--
Accounts payable and accrued expenses	482,822	729,360
Derivative liability	--	923,756
Total Current Liabilities	2,042,822	1,653,116
Note Payable	--	60,000
Asset Retirement obligation	742,353	523,060
Total Liabilities	2,785,175	2,236,176
Stockholders’ Equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized:	--	--
Series A - $.001 par value, 310,000 shares authorized, 250,000 and nil shares issued and outstanding at April 30, 2011 and October 31, 2010, respectively	250	250
Common stock - $0.001 par value; 100,000,000 shares authorized; 15,969,900 and 14,951,567 shares issued and outstanding at April 30, 2011 and October 31, 2010, respectively	15,970	14,952
Additional paid-in capital	20,523,969	14,238,690
Accumulated deficit	(14,071,142)	(10,922,740)
Total Stockholders’ Equity	6,469,047	3,331,152
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,254,222	$5,567,328

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Statements of Operations and Comprehensive Loss (Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2011	2010	2011	2010

Revenue:
Oil and gas revenue	$892,763	$494,092	$498,577	$425,409

Expenses:
Selling, general and administrative	1,330,829	336,057	694,019	144,587
Depreciation and depletion	339,107	79,184	123,009	49,895
Accretion expense	30,535	2,424	16,536	628
Lease operating expenses	352,236	204,856	162,302	128,998
Oil and gas exploration	106,394	146,571	435	75,339

Total expenses	2,159,101	769,092	996,301	399,447

(Loss) earnings from operations	(1,266,338)	(275,000)	(497,724)	25,962

Other income and (expense):
Interest income	--	113,309	--	59,012
Interest expense	(1,833,471)	--	(1,802,874)	--
Change in value of derivative liability	(52,725)	--	(45,161)	--
Loss on currency transactions	22	(178,549)	22	(163,210)
Gain on sale of equipment	4,110	--	4,110	--
Gain on sale of Access	--	2,715,130	--	2,715,130

Total other income (expense)	(1,882,064)	2,649,890	(1,843,903)	2,610,932

(Loss) income before provision for income taxes	(3,148,402)	2,374,890	(2,341,627)	2,636,894
Provision for income taxes	--	--	--	--
Net (loss) income	(3,148,402)	2,374,890	(2,341,627)	2,636,894
Preferred stock dividends	100,000	--	50,000	--
Net (loss) income attributable to common shareholders	$(3,248,402)	$2,374,890	$(2,391,627)	$2,636,894

Comprehensive loss:
Net (loss) income	$(3,148,402)	$2,374,890	$(2,391,627)	$2,636,894
Other comprehensive income, net of tax
Currency translation adjustment	--	123,001	--	102,764
Total comprehensive (loss) income	$(3,148,402)	$2,497,891	$(2,391,627)	$2,739,658

(Loss) income per share attributable to common shareholders
Basic and diluted	$(0.21)	$0.16	$(0.15)	$0.18

Weighted Average Shares Outstanding
Basic and diluted	15,189,173	14,951,567	15,434,788	14,951,567

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows (Unaudited)

	Six months Ended April 30
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,148,402)	$2,374,890
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on derivative liability	52,725	--
Gain on sale of Access	--	(2,715,130)
Stock based compensation expense	558,298	--
Amortization of debt discount	1,745,300	--
Depreciation and depletion	339,107	81,608
Accretion	30,535
Changes in operating assets and liabilities:
Accounts receivable	(143,179)	(326,876)
Prepaid expense, deposits and other assets	(191,577)	3,904
Accounts payable	(245,189)	346,927
Accounts payable related party	--	43,412
Net cash flows used in operating activities	(1,002,382)	(191,265)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(4,565,012)	(1,478,440)
Acquisition of fixed assets	(3,792)	--
Payment on sale of Access	--	(75,000)
Investment in short-term investments	--	88,553
Net cash flows used in investing activities	(4,568,804)	(1,464,887)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,338,500
Proceeds from note payable	1,500,000	—
Net proceeds from bridge notes payable	1,719,018
Repayment of notes payable	(51,300)
Net cash flows provided by financing activities	4,506,218	—
Effects of exchange on cash	--	123,001
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,064,968)	(1,533,151)
CASH AND CASH EQUIVALENTS - Beginning of period	1,609,961	2,797,690
CASH AND CASH EQUIVALENTS - End of period	$544,993	$1,264,539

Supplemental Disclosures

Cash paid for interest	$15,379	$--
Cash paid for income taxes	$--	$--

Supplemental non-cash activities

Asset retirement obligation acquired in acquisition	$188,758	$92,006
Conversion of notes payable to common stock	$1,694,000	--
Reclassification of derivative liability to equity	$976,481	--
Discount on debenture for warrants and beneficial conversion feature	$1,745,300	--

The accompanying notes are an integral part of these unaudited consolidated financial statements

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

The Company commenced drilling on the W.D. Everett Well No. 3 during the quarter ended April 30, 2011.  The Company incurred $1,130,245 in capitalized exploration costs through April 30, 2011 in connection with drilling the well.

Copano Bay Acquisition in December 2010

On November 1, 2010, the Company purchased the Copano Bay Lease located in Aransas County, Texas for $100,000. The Copano Bay Lease includes four (4) active wells and 7 non-producing wells located on 1,920 acres in Aransas County, Texas. The leases are currently held by production.  The leasehold working interest acquired by Copano Bay Holdings LLC is 50% leasehold working interest (37.5% net revenue interest) from the surface to 8,000 feet below the surface. NRG Assets Management LLC, a Texas LLC and Texas registered operating company owned by the Company is the operator at all depths.  In connection with the acquisition, the Company recorded an asset retirement obligation totaling $188,758.

The preliminary purchase price allocation:

Total purchase price	$100,000

Oil and gas properties	233,316
Pre-purchase production	55,442
Asset retirement obligations	(188,758)

Total purchase price	$100,000

Pedregosa

During the quarter ended April 30, 2011, the Company began drilling on a test well.  The Company incurred $1,937,194 in capitalized exploration costs through April 30, 2011.

3.	Note Payable

Promissory Note

On November 19, 2010, the Company borrowed $1,500,000 from Silver Bullet Property Holdings pursuant to a promissory note agreement.  The note bears interest at the rate of 10% per annum and is due on the earlier of the date the Company closes on an offering with gross proceeds of at least $5 million or November 19, 2011.

In November 2009, the Company received an interest-free advance from an unrelated third party totaling $60,000.  In January 2011, the interest-free advances were converted into a note payable, which is due on January 11, 2012 and has a stated annual interest rate of 6%.

Bridge Loans

On February 2, 2011, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with six accredited investors (the “Investors”), providing for the sale by the Company to the Investors of an aggregate of (i) 8% debentures in the principal amount of $1,745,300 (the “Debentures”) and (ii) warrants to purchase 581,767 shares of common stock of the Company (the “Warrants”).

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

On March 17, 2011, the bridge loans came due as a result of obtaining at least $1,000,000 in gross proceeds from the private placement (Note 7).  On that date, $1,694,000 of the Bridge Loans were converted into 564,667 shares of the Company’s common stock and an option to purchase 564,667 shares of the Company’s common stock at an exercise price of $4.50 per share.  The remaining $51,300 in Bridge Loans was repaid.  The warrants to purchase 581,767 shares of the Company’s common stock were not affected by the conversion or repayment.

In connection with the issuance of the Debentures, the Company reported a beneficial conversion feature of $872,404 and a discount related to the issuance of the warrants of $872,896.  The beneficial conversion feature and discount were amortized to interest expense on the date of the conversion of the debentures to common stock.  The relative fair value of the warrants was calculated using the Black-scholes method using the following assumptions: Discount rate of 1.2% to 1.4%, volatility of 155% and expected term of 3 years.  The Company evaluated the warrants and concluded they were not derivatives.

4.	Asset Retirement Obligation

The following table summarizes the change in the asset retirement obligation for the periods ended April 30,

	2011	2010
Beginning balance at November 1	$523,060	$--
Liabilities settled	--	--
Liabilities incurred through acquisition of assets	188,758	--
Accretion expense	30,535	--
Ending balance at April 30	$742,353	$--

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

5.	Stockholders’ Equity

Preferred Stock

In June 2006, the Company amended its certificate of incorporation to authorize 10,000,000 shares of preferred stock at a par value of $.001.

In October 2010, the Board of Directors designated 310,000 shares of the Company’s preferred stock as Series A Convertible Preferred Stock (“Series A Preferred”).  The Series A Preferred are convertible into shares of common stock at a conversion price of $1.25.  The shares are entitled to dividends at a rate of 8% of the stated value per share per annum.  The dividends are payable annually on December 31 in cash or additional shares of the Series A Preferred, at the option of the Company.  The Series A Preferred and any accrued and unpaid dividends will mandatorily convert into common shares on October 29, 2013.  The Company has reported the preferred dividends for the period on the statement of operations in the calculation of net income (loss) available for common stockholders.  The Company has not accrued any dividends as no dividends have been declared.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at November 1, 2010	1,033,333	$3.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at April 30, 2011	1,033,333	$3.00
Exercisable at April 30, 2011	266,667	$3.00

During the Fiscal year ended October 31, 2010, stock options were granted to certain directors, officers and consultants to the Company for options representing 1,033,333 common shares. The exercise price of the options is $3, with a five to six year term, with vesting occurring at varying rates over the first three years. The fair value of the option grants were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 188% to 158%, risk free interest rate of 1.76% to 2.74%; and expected lives of five to ten years.

During the six months ended April 30, 2011 and 2010, Blacksands recorded stock-based compensation of $558,598 and $0, respectively, as general and administrative expense. The unamortized amount of stock based compensation at April 30, 2011 was $969,763.

Warrants

A summary of the Company’s stock warrant activity and related information for the six months ended April 30, 2011 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at November 1, 2010	333,333	$2.00
Granted	1,600,101	$4.50
Exercised	--	--
Cancelled	--	--
Outstanding and Exercisable at April 30, 2011	1,933,434	$3.54

1-For-3 Reverse Stock Split

On January 11, 2011, the Company effectuated a 1 for 3 split.  On the date of the 1 for 3 split, the Company amended its certificate of incorporation to reduce the number of authorized common shares from 300,000,000 to 100,000,000.  The effect of the split has been reflective retroactively for all periods presented.

6.	Derivative Instruments

The Company evaluated all of its financial instruments and determined that 333,333 warrants associated with an October 2010 exchange agreement qualified for derivative treatment under ASC 815-15 due to a full ratchet provision.  The fair value of these warrants on the date of issue ($923,756) was recorded as a derivative liability. On April 30, 2011, the warrant agreement was amended to remove the full ratchet provision. On that date, the warrant ceased to be considered a derivative liability. As a result, the derivative liability was marked-to-market through April 30, 2011 and reclassified to equity. For the six months ended April 30, 2011, we recorded a loss on derivatives of $52,725.

The fair values of the warrants were estimated using the following assumptions:

	April 30, 2011	October 31, 2010

Expected volatility	154%	154%
Expected term	2.5 years	3 years
Risk free rate	.81%	.51%
Expected dividends	--	--
Fair Value	976,481	$923,756

7.	Private Placement

On March 1, 2011, the Company commenced a private placement offering of between 500,000 and 2,000,000 units at a price of $3 per unit.  Each unit consists of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $4.50 per common share.  The warrants may be exercised for a period of three years and can be called by the Company if the closing bid price of the common stock is at least $6 per share for 10 consecutive trading days.  The Company is required to register the shares underlying the warrants within 60 days of the closing of the offering (there are no monetary damages for non-compliance).  In addition, the shares included in the units, if not previously registered, are to be included in such future registration statements, subject to SEC limitations.  Through April 30, 2011, the Company sold 453,667 units for gross proceeds totaling $1,361,001 ($1,338,500 in net proceeds including costs of $22,501).  During May 2011, an additional 215,667 units were sold for proceeds totaling $647,000.  In addition, $1,694,000 of the Bridge Loans was converted into 564,667 units (Note 3). The Company evaluated the warrants and concluded they were not derivatives.

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

Overview

We currently focus our oil and natural gas exploration, exploitation and development operations on projects located in Colorado, New Mexico and Texas. The higher potential impact projects (“Core Focus Areas”) are concentrated on (i) Spraberry, Wolfberry, Strawn and Mississippian formations in the Midland Basin in W. Texas, (ii) conventional reef structures in the Pedregosa Basin in S.W. New Mexico and (iii) conventional structure and stratigraphic formations and unconventional resource formations in Southern Colorado.  In addition to the Core Focus Areas, our management team is pursuing producing conventional and unconventional properties which we anticipate will provide the company with immediate cash flow and additional upside through recompletion potential and new drilling opportunities.

As of April 30, 2011, we owned interests in (i) approximately 9,260 gross (4,900 net) acres in the Midland Basin, (ii) approximately 147,262 gross (73,631 net) acres in the Pedregosa Basin and (iii) approximately 3,300 gross (1,650 net) acres in Colorado.  Approximately, 125,115 gross acres (2,720 gross acres in Midland Basin, 118,607 gross acres in the Pedregosa Basin, and approximately 3,788 gross acres in the Non-Core Properties) are held by production or by continuous drilling operations.

We began oil and gas operations in the United States on November 1, 2009, with the purchase of a producing conventional oil and gas field, located in the Gulf Coast region of Texas, from Pioneer Natural Resources.  Additionally, we acquired interests in one property located in the Gulf Coast region of Texas and one Core Focus Area property located in West Texas.

During the quarter ended April 30, 2011, we (i) acquired one operated, producing property in the Gulf Coast, (ii) drilled, set casing, perforated and fracture stimulated the Everett Well No. 3 which is currently producing, (iii) surveyed and acquired 37 linear miles of 2-D seismic data on the southern part of the Pedregosa Basin project, and (iv) drilled plugged and abandoned a well in the northern part of the Pedregosa Project.  In addition, we acquired additional term leasehold in our Core Focus Areas.

The Core Focus Areas provide us with the opportunity to grow reserves and cash flow by drilling and developing the properties.   Our other properties currently provide cash flow for overhead and administrative costs, while we develop our Core Focus Areas.

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

 2011 Projects, subject to raising the capital requirements:

Subject to obtaining additional financing, the following drilling, recompletion/work-over and leasing activity may be pursued.  The projects and our share of the estimated costs are listed below:

Estimated cost based on expected participating working interest.

Project	Current WI%	No. Wells	Procedure	Est. Cost
Midland Basin	62.5-85%	3	New Drill	$3.25 MM
Pedregosa Basin	50%	1	New Drill	$1.8 MM
Colorado	50%	1	New Drill	$0.9 MM
Other producing properties	100%	3	Recompletions	$0.4 MM
Other producing properties	30%	1	New Drill	$0.5 MM
All Properties	various		New Leases	$2.4 MM
Total				$9.25 MM

While our base case drilling, recompletion/workover and leasing activity would result in estimated costs of $9.25 MM, we may expand drilling, recompletion/workover and leasing activity to as much as $22 MM, if project economics and general economic conditions support the more aggressive drilling program. If we elect to expand drilling activities, we will need to access additional capital. During the current fiscal year to date, we obtained bridge loan financing totaling $1.745 million and raised an additional $2,008,000 in connection with a private placement offering.

We have not entered into any commodity derivative arrangements or hedging transactions. We may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.

We have sold equity and used joint venture agreements with other industry companies to limit or eliminate our financial exposure in early drilling.

Results of operations

Consolidated Results of Operations for the Three Months Ended April 30, 2011 Compared to the Three Months Ended April 30, 2010:

Revenues for the three months ended April 30, 2011 totaled $498,577 as compared to revenues of $425,409 for the three months ended April 30, 2010.  The increase in revenues is directly related to the production from wells acquired after April 30, 2010.  In addition, we acquired additional leases on several additional operating wells in November 2010.

Selling, general and administrative expenses increased $549,432, to $694,019 in the three months ended April 30, 2011 as compared to $144,587 for the three months ended April 30, 2010.  Included in selling general and administrative expenses during the three months ended April 30, 2011 was $263,495 in stock based compensation related to stock options granted to officers and directors during 2010 that vested during the period.  In addition, we hired several consultants later in 2010 to assist with operating the company.   The cost of these consultants during the three months ended April 30, 2011 was approximately $175,000 as compared to approximately $25,000 in the three months ended April 30, 2010.

Depreciation, depletion and accretion totaled $139,545 during the three months ended April 30, 2011 compared to $50,523 for the three months ended April 30, 2010.  In addition, we incurred lease operating expenses totaling $162,302 during the three months ended April 30, 2011 as compared to $128,998 for the three months ended April 30, 2010.   We expect lease operating expenses to remain significant as many of our properties have older wells and will incur repairs and other age related costs.

 Exploration costs totaled $435 and $75,339 in the three months ended April 30, 2011 and 2010, respectively   The exploration expenses during the three months ended April 30, 2010 included costs associated with maintaining our interest in the A10 Project.  There were no costs subsequent to April 30, 2010 for this project as a result of our disposing of our interest in Access.

We earned total interest income of $59,012 during the three months ended April 30, 2010.  The interest during the period was earned from the investment of proceeds of a private placement of our common stock and common stock purchase warrants on August 9, 2006, which remained in interest bearing instruments until needed, and which balance has been used toward the purchase of Access and with ongoing operations.   There was no interest earned during the three months ended April 30, 2011.

We incurred interest expense totaling $1,802,874 during the three months ended April 30, 2011.  The interest was incurred on promissory notes totaling $1,560,000 and bridge notes totaling $1,745,300 as well as on the discount and beneficial conversion features on the bridge notes. In March 2011, $1,694,000 of the bridge notes were converted into common stock and the remaining $51,300 was repaid.  There were no interest expenses during the three months ended April 30, 2010.

During the three months ended April 30, 2010, we reported a gain of $2,715,130 on the sale of our 55.2% interest in Access Energy, and being relieved of our liability for funding the Access operations.

As a result of the above, we incurred a net loss for the three months ended April 30, 2011 of $2,341,627, compared to net income of $2,636,894 for comparable period.

Consolidated Results of Operations for the Six Months Ended April 30, 2011 Compared to the Six Months Ended April 30, 2010:

Revenues for the six months ended April 30, 2011 totaled $892,763 as compared to revenues of $494,092 for the six months ended April 30, 2010.  The increase in revenues is directly related to the production from wells acquired after April 30, 2010.  In addition, we acquired additional leases on several additional operating wells in November 2010.

Selling, general and administrative expenses increased $994,772, to $1,330,829 in the six months ended April 30, 2011 as compared to $336,057 for the six months ended April 30, 2010.  Included in selling general and administrative expenses during the six months ended April 30, 2011 was $558,298 in stock based compensation related to stock options granted to officers and directors during 2010 that vested during the six month period. In addition, we hired several consultants later in 2010 to assist with operating the company.  The cost of these consultants totaled approximately $350,000 in the six months ended April 30, 2011 as compared to approximately $50,000 in the six months ended April 30, 2010.

Depreciation, depletion and accretion totaled $369,642 during the six months ended April 30, 2011 compared to $81,608 for the six months ended April 30, 2010.  The increase is primarily related to depletion in the amount of $339,107, relating to an increase in the number of producing wells and properties.  In addition, we incurred lease operating expenses totaling $352,236 during the six months ended April 30, 2011 as compared to $204,856 in the comparable period.   We expect lease operating expenses to remain significant as many of our properties have older wells and will incur repairs and other age related costs.

Exploration costs totaled $106,394 and $146,571 in the six months ended April 30, 2011 and 2010, respectively. We incurred exploration expenses in the current fiscal year related to the seismic work done on our property in the Pedregosa Basin.   The exploration expenses during the six months ended April 30, 2010 included costs associated with maintaining our interest in the A10 Project.

We earned total interest income of $113,309 during the six months ended April 30, 2010. The interest during the period was earned from the investment of proceeds of a private placement of our common stock and common stock purchase warrants on August 9, 2006, which remained in interest bearing instruments until needed, and which balance has been used toward the purchase of Access and with ongoing operations.   There was no interest income during the six months ended April 30, 2011.

We incurred interest expense totaling $1,833,471 during the six ended April 30, 2011.  The interest was incurred on promissory notes totaling $1,560,000 and bridge notes totaling $1,745,300 as well as the discount and beneficial conversion feature on the bridge notes.   In March 2011, $1,694,000 of the bridge notes were converted into common stock and the remaining $51,300 was repaid.  There was no interest expense in the six months ended April 30, 2010.

During the six months ended April 30, 2010, we reported a gain of $2,715,130 on the sale of our 55.2% interest in Access Energy, and being relieved of our liability for funding the Access operations.

As a result of the above, we incurred a net loss for the six months ended April 30, 2011 of $3,148,402, compared to net income of $2,374,890 for comparable period.

Liquidity and Capital Resources

As of April 30, 2011, we had cash and cash equivalents on hand of $544,993.  In addition, we raised an additional $647,000 in May 2011. These funds are being used primarily in the drilling of a test well in the Pedregosa Basin and completion of a well in the AP Clark Field.  We have a working capital deficiency totaling $1,120,469 on April 30, 2011 compared to working capital of $179,448 at October 31, 2010.  We do not have sufficient funds on hand in order to repay the notes payable due in the next twelve months, fund any capital expenditures for the drilling of new wells or the recompletion of existing wells and expect to need additional funds for general and administrative expenses.  We expect to rely on external sources of capital in order to fund our capital expenditures.  We do not have any firm commitments to raise additional capital nor is there any assurance sufficient capital will be available at acceptable terms, if at all.

On February 2, 2011, we entered into a securities purchase agreement (the “Purchase Agreement”) with six accredited investors (the “Investors”), providing for the sale of an aggregate of (i) 8% debentures in the principal amount of $1,745,300 (the “Debentures”) and (ii) warrants to purchase 581,767 shares of our common stock (the “Bridge Warrants”).

The Debentures mature on the earlier of the (i) date we close an offering that results in gross proceeds to us of at least $1,000,000 or (ii) first anniversary of the date of issuance (the “Maturity Date”) and bear interest at the annual rate of 8%.  We are not required to make any payments until the Maturity Date.  The Bridge Warrants are exercisable for a period of three years from the date of issuance and are exercisable into shares of our common stock at an exercise price of $4.50 per share, which may be exercised on a cashless basis six months after issuance if there is not an effective registration statement for the resale of the shares issuable upon exercise of the Bridge Warrants.

On March 17, 2011, the Debentures came due as a result of obtaining at least $1,000,000 in gross proceeds from the private placement (see below).   On that date, $1,694,000 of the Debentures were converted into (i) 564,667 shares of our common stock and (ii) warrants to purchase 564,667 shares of our common stock at an exercise price of $4.50 per share.  The remaining $51,300 in Debentures was repaid.  The Bridge Warrants were not affected by the conversion or repayment.

Between March and May 2011, we sold to certain investors units (“Units”) for aggregate cash gross proceeds of $2,008,001 at a price of $3.00 per Unit and the exchange of $1,694,000 in previously issued debentures that were converted into Units at a price of $3.00 per Unit (the “Financing”). Each Unit consisted of (i) one (1) share of common stock (“Common Stock”) and (ii) a warrant (“Warrant”) to purchase one (1) share of Common Stock at an exercise price of $4.50.

Pursuant to the Warrants, no holder may exercise such holder’s Warrant if such exercise would result in the holder beneficially owning in excess of 4.99% of our then issued and outstanding common stock. A holder may, however, increase or decrease this limitation (but in no event exceed 9.99% of the number of shares of Common Stock issued and outstanding) by providing us with 61 days’ notice that such holder wishes to increase or decrease this limitation.

We entered into a registration rights agreement with the investors, under which we agreed to prepare and file with the SEC and maintain the effectiveness of a “resale” registration statement providing for the resale of (i) all of the shares of Common Stock (ii) all of the shares of Common Stock issuable upon exercise of the Warrants, and (iii) any securities issued or issuable upon any stock split, dividend or other distribution, recapitalization or similar event with respect to the foregoing.

Under the terms of the registration rights agreement, we are required to have a registration statement filed with the SEC within 90 days after the final closing date of the Financing, and declared effective by the SEC not later than 120 days from the closing date (or 180 days in the event of a full review by the SEC).

A summary of our stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at November 1, 2010	1,033,333	$3.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at April 30, 2011	1,033,333	$3.00
Exercisable at April 30, 2011	316,667	$3.00

During the fiscal year ended October 31, 2010, stock options were granted to certain directors, officers and consultants for options representing 1,033,333 common shares. The exercise price of the options is $3.00, with a five to six year term, with vesting occurring at varying rates over the first three years. The fair value of the option grants were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 188% to 158%, risk free interest rate of 1.76% to 2.74%; and expected lives of five to ten years.

During the six months ended April 30, 2011 and 2010, we recorded stock-based compensation of $558,298 and $0, respectively, as general and administrative expense.  The unamortized amount of stock-based compensation as April 30, 2011 was $969,763.

A summary of our stock warrant activity and related information for the six months ended April 30, 2011 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at November 1, 2010	1,000,000	$2.00
Granted	1,600,101	$4.50
Exercised	--	--
Cancelled	--	--
Outstanding and Exercisable at April 30, 2011	2,600,101	$3.54

Net Cash Used In Operating Activities

Cash used in operating activities in the six months ended April 30, 2011 was $1,002,382, compared to $191,265 used for the comparative period.  The increase in the cash used in operating activities was from the net loss for the period, increased accounts receivable for the increased production, an additional deposit with the Texas Railroad Commission for the operation by NRG Management of the new wells acquired in Copano Bay and from the payment of accounts payable, primarily from amounts remaining on the acquisition of our interest in the Pedregosa Basin.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended April 30, 2011 was $4,568,804 compared to $1,464,887 used for the comparative period. The cash flows from investing activities for the periods presented relate to costs incurred in the acquisition of oil and gas properties.  During the current period we acquired the Copano Bay property and commenced drilling on the W.D. Everett Well No. 3.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended April 30, 2011 was $4,506,218, from the proceeds of a Note Payable financing and the net proceeds from the sale private placement units totaling $1,338,500.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

	Total	2011	2012	2013	2014	2015	Thereafter
Notes Payable	$1,560,000	$1,560,000	$--	$--	$--	$--	$--
Abandonment obligations	742,353	--	18,099	17,369	--	--	706,885
Operating lease obligations	--	--	--	--	--	--	--
Other	--	--	--	--	--	--	--
Total	$2,302,353	$1,560,000	$18,099	$17,369	$--	$--	$706,885

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of April 30, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

i.
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.  We have limited experience in the areas of financial reporting and disclosure controls and procedures.  Also, we do not have an independent audit committee.  As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis.

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

Item 6.	Exhibits.

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKSANDS PETROLEUM, INC.

Date: June 14, 2011	By:	/s/ David DeMarco
Name: David DeMarco
Title: Chief Executive Officer

Date: June 14, 2011	By:	/s/ Donald Giannattasio
Name: Donald Giannattasio
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)