Form 10-Q
period 2011-07-31
BLACKSANDS PETROLEUM, INC.
filed 2011-09-15
CIK 1308137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2011

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

Commission file number: 000-51427

BLACKSANDS PETROLEUM, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1740044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 Bering, Suite 250
Houston, Texas 77057
(Address of principal executive offices) (zip code)

(713) 554-4490
(Registrant’s telephone number, including area code)

25025 I-45 N., Suite 410
The Woodlands, Texas 77380
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

As of September 12, 2011, there were 16,377,125 shares of the registrant’s common stock outstanding.

BLACKSANDS PETROLEUM, INC.
FORM 10-Q
For the Quarter Ended July 31, 2011

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

Blacksands Petroleum, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	July 31, 2011	October 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$1,064,426	$1,609,961
Accounts receivable	872,045	210,180
Prepaid expenses and deposits	15,000	12,423
Total Current Assets	1,951,471	1,832,564
Oil and gas property costs (successful efforts method of accounting)
Unproved	6,727,446	1,897,767
Proved, net of accumulated depletion of $1,119,641 and $691,002 respectively	1,800,707	1,786,997
Fixed assets, net	2,838	--
Other assets	230,000	50,000
TOTAL ASSETS	$10,712,462	$5,567,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Notes payable	$1,560,000	$--
Accounts payable and accrued expenses	1,114,111	729,360
Derivative liability	--	923,756
Total Current Liabilities	2,674,111	1,653,116
Note Payable	--	60,000
Asset Retirement obligation	732,817	523,060
Total Liabilities	3,406,928	2,236,176
Stockholders’ Equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized:	--	--
Series A - $.001 par value, 310,000 shares authorized, 250,000 and nil shares issued and outstanding at July 31, 2011 and October 31, 2010, respectively	250	250
Common stock - $0.001 par value; 100,000,000 shares authorized; 16,377,068 and 14,951,567 shares issued and outstanding at July 31, 2011 and October 31, 2010, respectively	16,378	14,952
Additional paid-in capital	21,858,751	14,238,690
Accumulated deficit	(14,569,845)	(10,922,740)
Total Stockholders’ Equity	7,305,534	3,331,152
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,712,462	$5,567,328

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2011	2010	2011	2010

Revenue:
Oil and gas revenue	$1,408,718	$851,371	$515,955	$357,279

Expenses:
Selling, general and administrative	1,862,065	1,260,423	535,345	924,366
Depreciation and depletion	428,639	174,570	89,533	95,386
Accretion expense	44,480	4,421	13,945	1,997
Lease operating expenses	582,229	350,798	229,993	145,942
Impairment of oil and gas property interest	77,703	--	77,703	--
Oil and gas exploration	106,394	166,607	--	20,036

Total expenses	3,101,510	1,956,819	946,519	1,187,727

Loss from operations	(1,692,792)	(1,105,448)	(430,564)	(830,448)

Other income and (expense):
Interest income	--	113,309	--	--
Interest expense	(1,901,588)	(13,260)	(68,139)	(13,260)
Change in value of derivative liability	(52,725)	--	--	--
Loss on currency transactions	--	(203,828)	--	(25,279)
Gain on sale of Access	--	2,644,008	--	(71,122)

Total other income (expense)	(1,954,313)	2,540,229	(68,139)	(109,661)

(Loss) income before provision for income taxes	(3,647,105)	1,434,781	(498,703)	(940,109)
Provision for income taxes	--	--	--	--
Net (loss) income	(3,647,105)	1,434,781	(498,703)	(940,109)
Preferred stock dividends	150,000	--	50,000	--
Net (loss) income attributable to common shareholders	$(3,797,105)	$1,434,781	$(548,703)	$(940,109)

Comprehensive loss:
Net (loss) income	$(3,647,105)	$1,434,781	$(498,703)	$(940,109)
Other comprehensive income, net of tax
Currency translation adjustment	--	123,001	--	--
Total comprehensive (loss) income	$(3,647,105)	$1,557,782	$(498,703)	$(940,109)

(Loss) income per share attributable to common shareholders
Basic	$(0.24)	$0.10	$(0.03)	$(0.06)
Diluted	$(0.24)	$0.09	$(0.03)	$(0.06)

Weighted Average Shares Outstanding
Basic	15,539,590	14,951,567	16,228,997	14,951,567
Diluted	15,539,590	15,118,233	16,228,997	14,951,567

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
Year Ended October 31, 2010 and Nine Months Ended July 31, 2011
(Unaudited)

	Preferred Stock		Common Stock		Additional	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance, October 31, 2010	250,000	$250	14,951,567	$14,952	$14,238,690	$(10,922,740)	$3,331,152
Conversion of debt	--	--	564,667	565	1,693,435	--	1,694,000
Discount on debentures	--	--	--	--	1,745,300	--	1,745,300
Proceeds from Private Placement
Offering, net of costs of $118,101	--	--	860,834	861	2,463,539	--	2,464,400
Reclassification of derivative	--	--	--	--	976,481	--	976,481
Stock based compensation	--	--	--	--	741,306	--	741,306
Net loss	--	--	--	--	--	(3,647,105)	(3,647,105)
Balance, July 31, 2011	250,000	$250	16,377,068	$16,378	$21,858,751	$(14,569,845)	$7,305,534

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine months Ended July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,647,105)	$1,434,781
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on derivative liability	52,725	--
Gain on sale of Access	--	(2,644,008)
Stock based compensation expense	741,306	634,879
Amortization of debt discount	1,745,300	--
Depreciation and depletion	429,988	174,570
Accretion	44,480	4,421
Impairment of oil and gas costs	77,703	--
Changes in operating assets and liabilities:
Accounts receivable	(661,865)	(251,065)
Prepaid expense, deposits and other assets	(182,577)	(7,142)
Accounts payable and accrued expenses	384,751	284,113
Accounts payable related party	--	24,759
Net cash flows used in operating activities	(1,015,294)	(344,692)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of oil and gas properties	(5,184,454)	(2,612,160)
Acquisition of fixed assets	(4,187)	--
Payment on sale of Access	--	(75,000)
Investment in short-term investments	--	88,553
Net cash flows used in investing activities	(5,188,641)	(2,598,607)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	2,464,400	--
Proceeds from note payable	1,500,000	2,500,000
Net proceeds from bridge notes payable	1,745,300	--
Repayment of notes payable	(51,300)	--
Net cash flows provided by financing activities	5,658,400	2,500,000
Effects of exchange on cash	--	123,001
NET DECREASE IN CASH AND CASH EQUIVALENTS	(545,535)	(320,298)
CASH AND CASH EQUIVALENTS - Beginning of period	1,609,961	2,797,690
CASH AND CASH EQUIVALENTS - End of period	$1,064,426	$2,477,392

Supplemental Disclosures

Cash paid for interest	$15,379	$--
Cash paid for income taxes	$--	$--

Supplemental non-cash activities

Asset retirement obligation acquired in acquisition	$165,277	$96,426
Conversion of notes payable to common stock	$1,694,000	--
Reclassification of derivative liability to equity	$976,481	--
Discount on debenture for warrants and beneficial conversion feature	$1,745,300
Purchase of oil and gas properties with note payable	$--	$500,000

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

The Company commenced drilling on the W.D. Everett Well No. 3 during the quarter ended April 30, 2011.  Production commenced from this well during the quarter ended July 31, 2011.  In addition, the Company commenced drilling on the BVR Well No. 1 in July 2011.  The Company incurred $1,745,221 in capitalized exploration costs through July 31, 2011 in connection with drilling these wells.

Copano Bay Acquisition in December 2010

On November 1, 2010, the Company purchased the Copano Bay Lease located in Aransas County, Texas for $100,000. The Copano Bay Lease includes four (4) active wells and seven (7) non-producing wells located on 1,920 acres in Aransas County, Texas. The leases are currently held by production.  The leasehold working interest acquired by Copano Bay Holdings LLC is 50% leasehold working interest (37.5% net revenue interest) from the surface to 8,000 feet below the surface. NRG Assets Management LLC, a Texas LLC and Texas registered operating company owned by the Company is the operator at all depths.  In connection with the acquisition, the Company recorded an asset retirement obligation totaling $188,758.

The preliminary purchase price allocation:

Total purchase price	$100,000
Oil and gas properties	233,316
Pre-purchase production	55,442
Asset retirement obligations	(188,758)
Total purchase price	$100,000

Pedregosa

During the quarter ended April 30, 2011, the Company began drilling on a test well.  The Company incurred $1,665,142 in capitalized exploration costs through July 31, 2011.  The Company is evaluating the results of the testing on this test well to determine if completion work on the well is economically feasible at this time.

Del Norte

In September 2010, the Company acquired a 50% undivided leasehold working interest in approximately 3,200 acres of land in Rio Grande County in Colorado.  In August 2011, leases covering approximately 1,240 of these acres expired.  As a result, the Company reported an impairment charge of $77,703 for the expired leases.

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

The Debentures mature on the earlier of the (i) date the Company closes an offering that results in gross proceeds to the Company of at least $1,000,000 or (ii) first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 8%.  The Company is not required to make any payments until the Maturity Date.  The Warrants are exercisable for a period of three years from the date of issuance and are exercisable into shares of common stock of the Company at an exercise price of $4.50 per share. The Company is required to file the initial registration statement registering the shares underlying the warrants within 90 days of the final closing of the offering.  These securities had not been registered as of July 31, 2011.  There are no penalties for the securities not being registered.

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

4.	Asset Retirement Obligation

The following table summarizes the change in the asset retirement obligation for the periods ended July 31,

	2011	2010
Beginning balance at November 1	$523,060	$--
Liabilities settled	--	--
Liabilities incurred through acquisition of assets	167,277	92,006
Accretion expense	44,480	4,421
Ending balance at July 31	$732,817	$96,427

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

In October 2010, the Board of Directors designated 310,000 shares of the Company’s preferred stock as Series A Convertible Preferred Stock (“Series A Preferred”).  The Series A Preferred are convertible into shares of common stock at a conversion price of $1.25.  The shares are entitled to dividends at a rate of 8% of the stated value per share per annum.  The dividends are payable annually on December 31 in cash or additional shares of the Series A Preferred, at the option of the Company.  The Series A Preferred and any accrued and unpaid dividends will mandatorily convert into common shares on October 29, 2013.  The Company has reported the preferred dividends for the period on the statement of operations in the calculation of net income (loss) available for common stockholders.  The Company has not accrued any dividends as no dividends have been declared.  The accumulated undeclared preferred stock dividends totaled $150,000 at July 31, 2011.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at November 1, 2010	1,033,333	$3.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at July 31, 2011	1,033,333	$3.00
Exercisable at July 31, 2011	475,000	$3.00

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

During the nine months ended July 31, 2011 and 2010, the Company recorded stock-based compensation of $741,306 and $634,879, respectively, as general and administrative expenses.  The unamortized amount of stock-based compensation at July 31, 2011 was $790,767.

Warrants

A summary of the Company’s stock warrant activity and related information for the nine months ended July 31, 2011 is as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at November 1, 2010	333,333	$6.00
Granted	2,007,268	$4.50
Exercised	--	--
Cancelled	--	--
Outstanding and Exercisable at July 31, 2011	2,340,601	$4.71

In February 2011, the Company issued warrants to purchase 581,767 shares of the Company’s common stock at an exercise price of $4.50 per share in connection with the issuance of the Bridge Loans (Note 3).   From March through June 2011, in connection with the Company’s private placement financing, the Company issued warrants to purchase 860,834 shares of the Company’s common stock at an exercise price of $4.50 per share (Note 7).  In addition, warrants to purchase 564,667 shares of the Company’s common stock were issued upon conversion of Bridge loans totaling $1,694,000 pursuant to the private placement financing.

1-For-3 Reverse Stock Split

On January 11, 2011, the Company effectuated a 1 for 3 split.  On the date of the 1 for 3 split, the Company amended its articles of incorporation to reduce the number of authorized common shares from 300,000,000 to 100,000,000.  The effect of the split has been reflective retroactively for all periods presented.

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

On March 1, 2011, the Company commenced a private placement offering of between 500,000 and 2,000,000 units at a price of $3 per unit.  Each unit is to consist of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $4.50 per common share.  The warrants may be exercised for a period of three years and can be called by the Company if the closing bid price of the common stock is at least $6 per share for 10 consecutive trading days.  The Company is required to file the initial registration statement registering the shares underlying the warrants within 90 days of the final closing of the offering (there are no monetary damages for non-compliance).  In addition, the shares included in the units, if not previously registered, are to be included in such future registration statements, subject to SEC limitations.  The Company sold 860,834 units for gross proceeds totaling $2,582,501 ($2,464,400 in net proceeds including costs of $118,101).    In addition, $1,694,000 of the Bridge Loans were converted into 564,667 units (Note 3). The Company evaluated the warrants and concluded they were not derivatives.

8.	Contingencies

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of July 31, 2011, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

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

As of July 31, 2011, we owned interests in (i) approximately 9,260 gross (4,900 net) acres in the Midland Basin, (ii) approximately 147,262 gross (73,631 net) acres in the Pedregosa Basin and (iii) approximately 3,300 gross (1,650 net) acres in Colorado.  In August 2011, leases on approximately 1,240 gross acres in Colorado expired and were not renewed.  Approximately, 125,115 gross acres (2,720 gross acres in Midland Basin, 118,607 gross acres in the Pedregosa Basin, and approximately 3,788 gross acres in the Non-Core Properties) are held by production or by continuous drilling operations.

We began oil and gas operations in the United States on November 1, 2009, with the purchase of a producing conventional oil and gas field, located in the Gulf Coast region of Texas, from Pioneer Natural Resources.  Additionally, we acquired interests in one property located in the Gulf Coast region of Texas and one Core Focus Area property located in West Texas.

During the nine months ended July 31, 2011, we (i) acquired one operated, producing property in the Gulf Coast, (ii) drilled, set casing, perforated and fracture stimulated the Everett Well No. 3 which is currently producing, (iii) surveyed and acquired 37 linear miles of 2-D seismic data on the southern part of the Pedregosa Basin project, and (iv) drilled a well in the northern part of the Pedregosa Project. In addition, we acquired additional term leasehold in our Core Focus Areas.

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

 Projects in the next 12 months, subject to raising the capital requirements:

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

While our base case drilling, recompletion/workover and leasing activity would result in estimated costs of $9.25 MM, we may expand drilling, recompletion/workover and leasing activity to as much as $22 MM, if project economics and general economic conditions support the more aggressive drilling program. If we elect to expand drilling activities, we will need to access additional capital. During the current fiscal year to date, we obtained bridge loan financing totaling $1.745 million and raised an additional $2,583,000 in connection with a private placement offering.

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

Results of operations

Consolidated Results of Operations for the Three Months Ended July 31, 2011 Compared to the Three Months Ended July 31, 2010:

Revenues for the three months ended July 31, 2011 totaled $515,955 as compared to revenues of $357,279 in the three months ended July 31, 2010.  The increase in revenues is directly related to the production from wells acquired after July 31, 2010. We acquired operating wells in West Texas in August 2010 and  additional leases on several additional operating wells in November 2010.

Selling, general and administrative expenses decreased $389,021, to $535,345 in the three months ended July 31, 2011 as compared to $924,366 The Stock Compensation totaled $183,010 and $63,879 for the three months ended July 31, 2011 and 2010, respectively, and related to stock options granted in June and August 2010 during the three months ended July 31, 2010.  The decrease is primarily related to the stock based compensation granted to officers and directors during the third quarter of 2010.

Depreciation, depletion and accretion totaled $103,478 during the three months ended July 31, 2011 compared to $97,383 in the three months ended July 31, 2010.  In addition, we incurred lease operating expenses totaling $229,993 during the three months ended July 31, 2011 as compared to $145,942 in the three months ended July 31, 2010.   We expect lease operating expenses to remain significant as many of our properties have older wells and will incur repairs and other age related costs.  During the three months ended July 31, 2011, we also reflected an impairment of our oil and gas properties totaling $77,703 as a result of the expiration of certain of our mineral leases.

There were no exploration costs during the three months ended July 31, 2011.  Exploration costs totaled $20,036 in the three months ended July 31, 2010 associated with maintaining our interest in the A10 Project.

We incurred interest expense totaling $68,139 during the quarter ended July 31, 2011.  The interest was incurred primarily on the promissory notes totaling $1,560,000.

We incurred a net loss for the three months ended July 31, 2011 of $498,703, compared to $940,109 for the three months ended July 31, 2010.

Consolidated Results of Operations for the Nine Months Ended July 31, 2011 Compared to the Nine Months Ended July 31, 2010:

Revenues for the nine months ended July 31, 2011 and 2010 totaled $1,408,718 and $851,371, respectively.  The increase in revenues is directly related to the full nine months production during fiscal 2011 from wells acquired throughout fiscal 2010 and the acquisition of additional leases on several additional operating wells in November 2010.

Selling, general and administrative expenses increased $601,642, to $1,862,065 in the nine months ended July 31, 2011 as compared to $1,260,423 during the nine months ended July 31, 2010.  The increase in selling general and administrative expenses during the nine months ended July 31, 2011 was primarily related to stock based compensation granted to officers and directors during 2010 $74,312 and $63,679 for the nine months ended July 31, 2011 and 2010, respectively and the hiring of several consultants for engineering and financials purposes (approx $300,000 in fiscal 2011) later in 2010.
Depreciation, depletion and accretion totaled $473,119 and $178,991 during the nine months ended July 31, 2011 and 2010, respectively. The increase is primarily the result of the increase in production related to the properties acquired in August and November 2010. In addition, we incurred lease operating expenses totaling $582,229 during the nine months ended July 31, 2011 as compared to $350,798 during the nine months ended July 31, 2010.  The increase is primarily a result of the number of producing wells.
 Exploration costs totaled $106,394 and $166,607 in the nine months ended July 31, 2011 and 2010, respectively. We incurred exploration expenses in the current year related to the seismic work done on our property in the Pedregosa Basin.  The exploration expenses during the comparable period included costs associated with maintaining our interest in the A10 Project.

We incurred interest expense totaling $1,901,588 during the nine ended July 31, 2011.  The interest was incurred on promissory notes totaling $1,560,000 and bridge notes totaling $1,745,300 as well as the discount and beneficial conversion feature on the bridge notes.   In March 2011, $1,694,000 of the bridge notes were converted into common stock and the remaining $51,300 was repaid.

We earned total interest income of $113,309 during the nine months ended July 31, 2010.  The interest during the period was earned from the investment of proceeds of a private placement of our common stock and common stock purchase warrants on August 9, 2006, which remained in interest bearing instruments until needed, and which balance has been used toward the purchase of Access and with ongoing operations.

We incurred a net loss for the nine months ended July 31, 2011 of $3,647,105, compared to net income of $1,434,781 for nine months ended July 31, 2010.  During the nine months ended July 31, 2010, we reported a gain of $2,644,008 on the sale of our 55.2% interest in Access Energy, and our being relieved of its liability for funding the Access operations.

Liquidity and Capital Resources

As of July 31, 2011, we had cash and cash equivalents on hand of $1,064,426.  These funds are being used primarily in the expansion of our production capacity.  We have a working capital deficiency totaling $722,640 on July 31, 2011 compared to working capital of $179,448 at October 31, 2010.  We do not have sufficient funds on hand in order to repay the notes payable due in the next twelve months, fund any capital expenditures for the drilling of new wells or the recompletion of existing wells and expect to need additional funds for general and administrative expenses.  We expect to rely on external sources of capital in order to fund our capital expenditures.  We do not have any firm commitments to raise additional capital nor is there any assurance sufficient capital will be available at acceptable terms, if at all.

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

Between March and June 2011, we sold to certain investors units (“Units”) for aggregate cash gross proceeds of $2,582,501 at a price of $3.00 per Unit and the exchange of $1,694,000 in previously issued debentures that were converted into Units at a price of $3.00 per Unit (the “Financing”). Each Unit consisted of (i) one (1) share of common stock (“Common Stock”) and (ii) a warrant (“Warrant”) to purchase one (1) share of Common Stock at an exercise price of $4.50.

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

A summary of our stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at November 1, 2010	1,033,333	$3.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at July 31, 2011	1,033,333	$3.00
Exercisable at July 31, 2011	475,000	$3.00

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

A summary of our stock warrant activity and related information for the nine months ended July 31, 2011 is as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at November 1, 2010	333,333	$6.00
Granted	2,007,268	$4.50
Exercised	--	--
Cancelled	--	--
Outstanding and Exercisable at July 31, 2011	2,340,601	$4.71

Net Cash Used In Operating Activities

Cash used in operating activities in the nine months ended July 31, 2011 was $1,015,294, compared to $344,692 used during the nine months ended July 31, 2010.  The increase in the cash used in operating activities was from the net loss for the period, increases accounts receivable for the increased production and an additional deposit with the Texas Railroad Commission for the operation by NRG Management of the new wells acquired in Copano Bay.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the nine months ended July 31, 2011 was $5,188,641 compared to $2,598,607 used during the nine months ended July 31, 2010. The cash flows from investing activities for the periods presented relate to costs incurred in the acquisition of oil and gas properties. During the nine months ended July 31, 2011, we acquired the Copano Bay property, drilled the W.D. Everett Well No. 3 and drilled the test well in the Pedregosa Basin.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended July 31, 2011 was $5,658,400, from the proceeds of note payable financing of $3,219,018 and the net proceeds from the private placement offering totaling $2,490,684.  Cash provided by financing activities for the nine months ended July 31, 2010 totaled $2,500,000 for the proceeds of note payable financing.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

	Total	2011	2012	2013	2014	2015	Thereafter
Notes Payable	$1,560,000	$1,560,000	$--	$--	$--	$--	$--
Abandonment obligations	732,817	--	18,099	17,369	--	--	697,349
Operating lease obligations	--	--	--	--	--	--	--
Other	--	--	--	--	--	--	--
Total	$2,292,817	$1,560,000	$18,099	$17,369	$--	$--	$697,349

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of July 31, 2011. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

i.
We did not maintain sufficient internal personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.  Because of our size, we continue to be dependent on outside consultants to meet some of our reporting requirements.  Also, we do not have an independent audit committee.  As a result, there is a lack of monitoring of the financial reporting process and there is a reasonable possibility that material misstatements of the consolidated financial statements, including disclosures, will not be prevented or detected on a timely basis.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Remediation Plans

We are committed to improving our financial organization. As part of this commitment, we will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of 2011 to resolve non-routine or complex accounting matters. Toward this end, in October 2010, we hired a new CFO with significant public company financial reporting experience.  In addition, when funds are available, which we expect to occur by the latter half of 2011, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $100,000 per annum. We currently engage an outside accounting firm to assist us in the preparation of our consolidated financial statements. As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.  In addition, we anticipate establishing an audit committee by the completion of our current fiscal year..

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

None.

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

BLACKSANDS PETROLEUM, INC.

Date: September 15, 2011	By:	/s/ David DeMarco
Name: David DeMarco
Title: Chief Executive Officer

Date: September 15, 2011	By:	/s/ Donald Giannattasio
Name: Donald Giannattasio
Title: Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)