Form 10-K
period 2011-10-31
BLACKSANDS PETROLEUM, INC.
filed 2012-02-14
CIK 1308137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2011

Commission File Number 000-51427

BLACKSANDS PETROLEUM, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1740044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 Bering, Suite 250, Houston, Texas	77057	(713) 554-4491
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	Over-the-Counter Bulletin Board

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates as of April 30, 2011, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $61,686,972. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of February 7, 2012, there were 16,377,068 shares of registrant’s common stock outstanding.

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

This Annual Report on Form 10-K includes the accounts of Blacksands Petroleum, Inc. and its wholly-owned subsidiaries, collectively referred to as “we”, “us” or the "Company".

Overview and History

We are an oil and natural gas exploration and development company currently focused on the acquisition and development of conventional and unconventional oil and gas fields in North America.  Our operations are conducting through our subsidiaries, including our wholly-owned subsidiaries, Blacksands Petroleum Texas LLC (“BSPE Texas”), NRG Energy Management LLC (“NRG Energy”) and Copano Bay Holdings, LLC (“Copano Bay”) and Access Energy Inc. (“Access”), of which we own 19.88%.

We were incorporated under the laws of the State of Nevada on October 12, 2004 as Lam Liang Corp.  In June 2006, we changed our name to Blacksands Petroleum, Inc., which was in line with our new business of oil and gas exploration and development.  Access was formed under the laws of Ontario, Canada on August 26, 2005, BSPE Texas was formed under the laws of Texas on November 9, 2009, NRG Energy was formed under the laws of Texas in October 2009, and Copano Bay Holdings was formed under the laws of Texas in December 2010.

Our Competitive Strengths

We believe that we have the following business strengths that will enable us to achieve our business objectives:

•	Our management team has direct conventional and unconventional resource industry experience, including operations, exploration and production experience in the United States;
•	We operate three producing fields in Texas;
•	We have an outside operating interest in four additional wells in Texas;
•	We have in-depth experience in acquiring producing properties;
•	We have in-house accounting, engineering, land and geotechnical personnel; and
•	We are actively developing a Permian basin field (our AP Clark Field).

Our Operations

West Texas Field (Known as “AP Clark Field”)

On August 13, 2010, we acquired a (i) 25% working interest (18.75% of net revenue interest) in two producing wells for $325,000 and an 18.75% of leasehold working interest (14.0625% of net revenue interest) in 1,257 acres of land located in West Texas for $135,000 from an undisclosed Party  (the “Party”). Pursuant to the agreement, the Party will be carried by BSPE Texas for a 2.5% of working interest (1.875% net revenue interest) until sales point (capped at $1.5M) on the first well drilled on the 1,257 acres. Additionally, the Party will receive a 3.75% working interest (2.8125% net revenue interest) back-in at 100% payout in the first well drilled on the 1,257 acres. Therefore, on the first well drilled, BSPE Texas will be responsible for 25% of the costs, expenses and liabilities until either (i) the cumulative total well costs reach 1.5M or (ii) the well is completed as a producer or plugged and abandoned as a dry hole. At such time, the interests of the Parties shall be (i) the Party 2.5% of working interest (1.875% of net revenue interest) and BSPE-Texas 22.5% of working interest (16.875% of net revenue interest). In the event the first well is completed as a commercial completion and the cumulative net revenue generated from production from the well equals the cumulative well costs associated with the well, then the Party will back-in for an additional 3.75% of working interest (2.8125% of net revenue interest). At payout of the first well, the Parties interests shall be the Party 6.25% of working interest (4.6875% of net revenue interest) and BSPE-Texas 18.75% of working interest (14.0625% of net revenue interest). The interest of the parties in all subsequent wells drilled on the 1,257 acres is: the Party 6.25% leasehold working interest (4.6875% net revenue interest) and BSPE-Texas 18.75% leasehold working interest (14.0625% net revenue interest).

As of February 8, 2012, we owned interest in approximately 8,703 gross (5,057 net) acres in Borden Co., Texas. with an undivided interest ranging from 25% gross working interest (18.75% net revenue interest) to 85% gross working interest (63.75% net revenue interest).  We have drilled, set casing, perforated and fracture stimulated two vertical wells in Borden Co., Texas, the Westerly Everett #3 and the Beaver Valley Ranch #6-1.  Both wells are currently producing and are operated by NRG Energy.

BSPE Texas participated in the Everett #3 for a 70% gross working interest.  The well was drilled to 9140’ true vertical depth (“TVD”) tested the lower Spraberry, Wolfcamp, Strawn and Mississippian formation.  The well was completed and fracture stimulated in the Mississippian and subsequently perforated and fracture stimulated in the lower Spraberry and Wolfcamp using a 4-stage fracture stimulation design.  The well is currently producing 12 barrels of oil per day and has produced 4,200 barrels of oil since March 2011.

BSPE Texas participated and operated the Beaver Valley Ranch 6-1 Well for a 60% gross working interest.  The well was drilled to a 7950’ TVD tested the Wolfcamp, lower Spraberry and JO-Mill formation.  The well was completed and fracture stimulated in the Wolfcamp, lower Spraberry and Jo-Mill formations using a 6-stage fracture stimulation design.  The well is currently producing 30 barrels of oil a day and has produced 2,700 barrels of oil since November 2011.

  Our share of the costs to drill these wells totaled $3,093,267 through October 31, 2011.

J.E. Pettus Gas Unit (known as “Cabeza Creek Field”)

In November 2009, we purchased, for approximately $430,000 including legal and other costs, through BSPE Texas, the J.E. Pettus Gas Unit located in Goliad County, Texas, previously owned by Pioneer Natural Resources USA, Inc. The Gas Unit includes five active gas wells and 20 non producing gas wells located on approximately 3,700 acres in Goliad County, Texas. The interest acquired by BSPE Texas is 100% with all rights, title and interest from the surface to 8,500 feet below the surface and 10.67% below 8,500 feet. The other interest owners with rights below 8,500 feet beneath the surface are: XTO Energy Inc. with a 35% interest, ConocoPhillips Company with a 45.67% interest, and Anadarko Petroleum Corp. with an 8.66% interest. We are the operator of all depth rights. The gas and oil production is from conventional Gulf Coast sand-stone formations.

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

As of February 8, 2012 we owned interest in approximately 147,262 gross acres (73,631 net) acres in the Pedregosa Basin. In December, 2010, 37 linear miles of 2-D seismic data were surveyed and acquired on the southern part of the Pedregosa Basin project.  The data was processed and interpreted with final interpretations reviewed with Hughes in October 2011.  The primary southern prospect, a four way structural closure, was confirmed.  A drilling location for the southern prospect area is being evaluated.

In May, 2011 the Hughes #1 Big Hatchet North Unit 14 State was drilled to a depth of 5630’ TVD in the north area of the Pedregosa Project to test the Percha Shale.  The well was logged, plugged and abandoned.

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

We compete with a number of larger public and private companies and smaller, independent exploration companies in our various fields, including:

·	Cabeza Creek Field: Dewbre Petroleum Corporation;
·	Beech Creek Field: Cico Oil & Gas Company;
·	Pedregosa Basin Field: Yates Petroleum; and
·	West Texas Field: Apache Corporation and Chesapeake Energy Corporation.

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

Employees

As of February 1, 2012, we have five employees, including the chief executive officer, chief financial officer, vice president in charge of land and acquisitions and two managers in charge of development and production. We believe our relationships with our employees are good.  None of our employees are represented by labor unions and we are not a party to any collective bargaining agreement.

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

We May Not Be Able To Control Operations Of The Wells We Acquire.

We may not be able to acquire the operations for properties that we invest in. As a result, we may have limited ability to exercise influence over the operations for these properties or their associated costs. Our dependence on another operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

▪	the timing and amount of capital expenditures;

▪	the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure and qualified operating personnel;

▪	the operator’s expertise and financial resources;

▪	approval of other participants in drilling wells; and

▪	selection of technology.

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

Our Lack Of Diversification Will Increase The Risk Of An Investment In Us, As Our Financial Condition May Deteriorate If We Fail To Diversify.

The Company, through its wholly owned subsidiaries, BSPE Texas LLC and Copano Bay Holdings, currently focuses on the conventional oil and gas industry. BSPE Texas LLC and Copano Bay Holdings each currently own a single property and have an interest in several additional properties. Larger companies have the ability to manage their risk by diversification. However, we lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate. The Company has a limited number of revenue generating properties. This revenue generating property historical revenue is derived from Natural Gas and Oil. Therefore, the price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth

Our Business May Suffer If We Do Not Attract And Retain Talented Personnel.

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

Mr. Wilson is involved or affiliated with one or more other oil and gas resource exploration companies. As a result of this relationship, he may have or may develop a conflict of interest with us.

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

We incurred net losses of $6,092,933 for the year ended October 31, 2011 and $781,602 for the year ended October 31, 2010.  In addition, at October 31, 2011, we had an accumulated deficit of $17,015,673. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in early stage oil and gas exploration companies. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether production from our operating wells continues at their current rates. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We Will Require Additional Financing In Order To Continue Our Operating and Exploration Activities Or We Will Fail.

The Company had $240,314 as of October 31, 2011, and $1,609,961 as of October 31, 2010 in cash and cash equivalents, cash in the Company’s attorney’s trust account, and short-term investments on hand. Operating costs of exploration and development programs may be greater than we anticipate, such that we may have to seek additional funds sooner than otherwise expected.  We have experienced negative cash flow.

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

·
dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities, which we expect to make in the Offering and in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

·	quarterly variations in our revenues and operating expenses;

·	changes in the valuation of similarly situated companies, both in our industry and in other industries;

·	changes in analysts’ estimates affecting our company, our competitors and/or our industry;

·	changes in the accounting methods used in or otherwise affecting our industry;

·	additions and departures of key personnel;

·	announcements of technological innovations or new reserves available;

·	fluctuations in interest rates and the availability of capital in the capital markets; and

·
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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended October 31, 2012 at the earliest, if at all.  If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

·	that a broker or dealer approve a person's account for transactions in penny stocks; and
·	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience objectives of the person; and
·
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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

·	sets forth the basis on which the broker or dealer made the suitability determination; and
·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

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

Reserve Rule Changes

During 2009, the SEC issued its final rule on the modernization of oil and gas reporting (the “Reserve Ruling”) and the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update No. 2010-03 (“ASU 2010-03”) “Extractive Industries – Oil and Gas,” which aligned the estimation and disclosure requirements of FASB Accounting Standards Codification Topic 932 with the Reserve Ruling. The Reserve Ruling and ASU 2010-03 became effective for Annual Reports on Form 10-K for fiscal years ending on or after December 31, 2009. The key provisions of the Reserve Ruling and ASU 2010-03 are as follows:

•
Expanding the definition of oil- and gas-producing activities to include the extraction of saleable hydrocarbons, in the solid, liquid or gaseous state, from oil sands, coalbeds or other nonrenewable natural resources that are intended to be upgraded into synthetic oil or gas, and activities undertaken with a view to such extraction;

•
Amending the definition of proved oil and gas reserves to require the use of an average of the first-day-of-the-month commodity prices during the 12-month period ending on the balance sheet date rather than period-end commodity prices;

•	Adding to and amending other definitions used in estimating proved oil and gas reserves, such as “reliable technology” and “reasonable certainty”;

•	Broadening the types of technology that a reporter may use to establish reserves estimates and categories; and

•	Changing disclosure requirements and providing formats for tabular reserve disclosures.

Reserve Estimation Procedures and Audits

The information included in this Report about the Company’s proved reserves as of December 31, 2011 and 2010, which were located in the United States is based on evaluations prepared by (i) the Company’s engineers and audited by Corridor & Associates (“Corridor”)(2011) and Crest Engineering Inc. (“Crest”) (2010), with respect to the Company’s properties. The Company has no oil and gas reserves from non-traditional sources. Additionally, the Company does not provide optional disclosure of probable or possible reserves.

Reserve estimation procedures. The Company has established internal controls over reserve estimation processes and procedures to support the accurate and timely preparation and disclosure of reserve estimates in accordance with SEC and GAAP requirements. These controls include the annual external audits of substantial portions of the Company’s proved reserves by Corridor.

Proved reserves audits. The reserve audits performed by Corridor and Crest in the aggregate represented 100 percent of the Company’s 2011 and 2010 proved reserves.

Corridor and Crest follow the general principles set forth in the standards pertaining to the estimating and auditing of oil and gas reserve information promulgated by the Society of Petroleum Engineers (“SPE”). A reserve audit as defined by the SPE is not the same as a financial audit. The SPE’s definition of a reserve audit includes the following concepts:

•
A reserve audit is an examination of reserve information that is conducted for the purpose of expressing an opinion as to whether such reserve information, in the aggregate, is reasonable and has been presented in accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information as promulgated by the SPE.

•
The estimation of reserves is an imprecise science due to the many unknown geologic and reservoir factors that cannot be estimated through sampling techniques. Since reserves are only estimates, they cannot be audited for the purpose of verifying exactness. Instead, reserve information is audited for the purpose of reviewing in sufficient detail the policies, procedures and methods used by a company in estimating its reserves so that the reserve auditors may express an opinion as to whether, in the aggregate, the reserve information furnished by a company is reasonable.

•
The methods and procedures used by a company, and the reserve information furnished by a company, must be reviewed in sufficient detail to permit the reserve auditor, in its professional judgment, to express an opinion as to the reasonableness of the reserve information. The auditing procedures require the reserve auditor to prepare its own estimates of reserve information for the audited properties.

To further clarify, in conjunction with the audit of the Company’s proved reserves and associated pre-tax present value discounted at ten percent, the Company provided to Corridor and Crest its engineering and geoscience technical data and analyses. Following the Engineers’ review of that data, they had the option of honoring the Company’s interpretation, or making its own interpretation. No data was withheld from the engineers.  The engineers accepted without independent verification the accuracy and completeness of the historical information and data furnished by the Company with respect to ownership interest, oil and gas production, well test data, commodity prices, operating and development costs, and any agreements relating to current and future operations of the properties and sales of production. However, if in the course of its evaluation something came to its attention that brought into question the validity or sufficiency of any such information or data, the engineers did not rely on such information or data until it had satisfactorily resolved its questions relating thereto or had independently verified such information or data.

In the course of its evaluations, the engineers prepared, for all of the properties, its own estimates of the Company’s proved reserves and the pre-tax present value of such reserves discounted at ten percent. At the conclusion of the audit process, it was Corridor’s opinion, as set forth in its audit letter which is included as an exhibit to this Report, that the Company’s estimates of the Company’s proved oil and gas reserves and associated pre-tax present value discounted at ten percent are, in the aggregate, reasonable and have been prepared in accordance with generally accepted petroleum engineering standards promulgated by the SPE.

Qualifications of reserves preparers and auditors.  Corridor provides petroleum property analysis services for energy clients, financial organizations and government agencies. Corridor was founded in 2007 and performs consulting petroleum engineering services under Texas Board of Professional Engineers Registration No. 7984. The technical person primarily responsible for auditing the Company’s reserves estimates has been a practicing consulting petroleum engineer at Corridor since has over 27 years of practical experience in petroleum engineering, including 27 years of experience in the estimation and evaluation of proved reserves. He graduated with a Bachelor of Science degree in Petroleum Engineering in 1983 and meets or exceeds the education, training and experience requirements set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the board of directors of the SPE.

Technologies used in reserves estimates. The Company uses reliable technologies to establish additions to reserve estimates, including seismic data and interpretation, wireline formation tests, geophysical logs and core data.

Description of Properties

Net Reserves of Crude Oil and Natural Gas at October 31,

	2011	2010
Proved developed oil reserves (MBbls)	63.92	52.98
Proved developed gas reserves (Mcf)	137.03	250.81
Proved undeveloped oil reserves (MBbls)	3,324.54	--
Proved developed gas reserves (Mcf)	2,578.67	125.70
Total proved oil reserves (MBbls)	3,388.46	52.98
Proved gas reserves (Mcf)	2,715.70	376.51

Developed and Undeveloped Acreage

	Developed Acreage		Undeveloped Acreage
Geographic Area:	Gross	Net	Gross	Net
Year ended October 31, 2011
Cabeza Creek	3,689	3,689	--	--
Beech Creek	88	24	--	--
AP Clark	160	74	8,543	4,983
Copano Bay	1,280	640	--	--

Year ended October 31, 2010
Cabeza Creek	3,689	3,689	--	--
Beech Creek	88	24	--	--
AP Clark	120	56	6,070	2,913
Copano Bay	--	--	--	--

The following table summarizes our oil and gas production revenue and costs, our productive wells and acreage, undeveloped acreage and drilling activities for each of the last two years ended October 31.

	2011	2010
Production
Net oil production (Bbls)	19,991	3,379
Net gas production (Mcf)	41,043	88,040
Total production (MBoe) (1)	26,832	18,052
Average sales price per Bbl of oil	$81.39	$79.58
Average sales price per Mcf of gas	$6.38	$4.71
Average sales price per Boe	$70.44	$69.83
Average production cost per mcfe	$25.46	$41.93

(1)	Oil and gas were combined by converting gas to a Boe equivalent on the basis of 6 Mcf of gas to 1 Bbl of oil

The following tables summarize the Company’s United States development and exploration/extension drilling activities during 2011:

	Development Drilling
	Beginning Wells In Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Ending Wells In Progress
Cabeza Creek	----	----	----	-----	----
Beech Creek	—	----	----	----	—
AP Clark	—	2	2	—	—
Copano Bay	—	----	—	—	----

Total United States	----	2	2	0	----

	Exploration/Extension Drilling
	Beginning Wells In Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Sold Wells	Ending Wells In Progress
Cabeza Creek	—	----	----	—	—	----
Beech Creek	----	----	----		—	----
AP Clark	----	----	----	—	—	----
Copano Bay	----	----	----	—	—	----
Pedregosa	----	1	----	1	—	—
Cometa Ranch	----	----	----	----	1	—

Total United States	----	1	---	1	----	----

The following table summarizes the Company’s average daily oil, gas and total production by asset area during 2011:

	Oil (Bbls)	Gas (Mcf)	Total (BOE)
Cabeza Creek	12	130	34
Beech Creek	65	--	65
AP Clark	48	22	52
Copano Bay	37	--	37
Pedregosa	--	--	--
Cometa Ranch	--	--	--
Del Norte	--	--	--

Total	162	152	188

The following table summarizes the Company’s costs incurred by geographic area during 2011:

	Property Acquisition Costs		Exploration Costs	Development Costs	Asset Retirement Obligations	Total
	Proved	Unproved
Cabeza Creek	$--	$--	$--	$159,294	$46,963	$206,257
Beech Creek	--	--	--	3,984	916	4,900
AP Clark	950,640	--	--	3,116,932	1,950	4,069,522
Copano Bay	88,146	--	--	1,400	15,248	104,794
Pedregosa	--	281,213	1,665,142	--	--	1,946,355
Cometa Ranch	--	6,176	--	--	--	6,176
Del Norte	--	525	--	--	--	525

Total	$1,038,786	$287,914	$1,665,142	$3,281,610	$65,077	$6,338,529

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

ITEM 4 – (REMOVED AND RESERVED)

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently traded on the Over-the-Counter Bulletin Board under the symbol “BSPE.” For the period from November 1, 2009 through October 31, 2011, the following table sets forth the high and low sale prices of our common stock as reported by the Over-the-Counter Bulletin Board.

Period	High	Low
Fiscal Year Ended October 31, 2010:
First Quarter	$3.30	$0.75
Second Quarter	3.75	2.04
Third Quarter	3.00	2.55
Fourth Quarter	3.87	2.70
Fiscal Year Ended October 31, 2011:
First Quarter	$4.05	$3.30
Second Quarter	4.10	3.65
Third Quarter	4.10	4.00
Fourth Quarter	4.25	4.00

On February 7, 2012, the closing sale price of our common stock, as reported by the Over-the-Counter Bulletin Board, was $4.05 per share. On February 7, 2012, there were 36 holders of record of our common stock.  On January 5, 2011, a one-for-three reverse stock split was effective for our common stock.  All share prices herein reflect this reverse stock split.

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

Overview

We currently focus our oil and natural gas exploration, exploitation and development operations on projects located in Colorado, New Mexico and Texas. The higher potential impact projects (“Core Focus Areas”) are concentrated on (i) Spraberry, Wolfberry, Strawn and Mississippian formations in the Permian Basin in W. Texas, (ii) conventional reef structures in the Pedregosa Basin in S.W. New Mexico and (iii) conventional structure and stratigraphic formations and unconventional resource formations in Southern Colorado.  In addition to the Core Focus Areas, our management team is pursuing producing conventional and unconventional properties (“Non-Core Properties”), which we anticipate will provide us with immediate cash flow and additional upside through recompletion potential and new drilling opportunities.

As of October 31, 2011, we owned interests in (i) approximately 8,900 gross (5,050 net) acres in the Midland Basin, (ii) approximately 108,715 gross (54,357 net) acres in the Pedregosa Basin and (iii) approximately 3,300 gross (1,650 net) acres in Colorado and 3,148 gross acres in Non-Core Properties.  In August 2011, leases on approximately 1,240 gross acres in Colorado expired and were not renewed.

We have approximately, 117,776 (59,716 net acres) held by production. This includes approximately 4,000 gross acres (1,000  net acres) in Midland Basin, 108,715 gross acres (54,357 net acres) in the Pedregosa Basin, and approximately 5,061 gross acres (4,358 net acres) in the Non-Core Properties.

We began oil and gas operations in the United States on November 1, 2009, with the purchase of a producing conventional oil and gas field, located in the Gulf Coast region of Texas, from Pioneer Natural Resources.  Additionally, we acquired interests in two properties located in the Gulf Coast region of Texas and one property in our Core Focus Area located in West Texas.

During the twelve  months ended October  31, 2011, we (i) acquired one operated, producing property in the Gulf Coast, (ii) drilled, set casing, perforated and fracture stimulated the Everett Well No. 3 and the BVR Well No. 6-1 which are currently producing, (iii) surveyed and acquired 37 linear miles of 2-D seismic data on the southern part of the Pedregosa Basin project, and (iv) drilled and plugged and abandoned a well in the northern part of the Pedregosa Project. In addition, we acquired additional term leasehold in our Core Focus Areas.

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

 Projects in the next 12 months, subject to raising the capital requirements:

Subject to obtaining additional financing, the following drilling, recompletion/work-over and leasing activity may be pursued.  The projects and our share of the estimated costs are listed below:

Estimated cost based on expected participating working interest.

Project	Current WI%	No. Wells	Procedure	Est. Cost
Midland Basin	62.5-85%	6	New Drill	$7.0MM
Pedregosa Basin	50%	1	New Drill	$0MM
Colorado	50%	1	New Drill	$0.9 MM
Other producing properties	100%	3	Recompletions	$0.4 MM
Other producing properties	30%	1	New Drill	$0.5 MM
All Properties	various		New Leases	$1.3MM
Total				$10.10 MM

While our base case drilling, recompletion/workover and leasing activity would result in estimated costs of $10.1 million, we may expand drilling, recompletion/workover and leasing activity to as much as $22 million, if project economics and general economic conditions support the more aggressive drilling program. If we elect to expand drilling activities, we will need to access additional capital. During the fiscal year ended October 31, 2011, we obtained bridge loan financing totaling $1.745 million and raised an additional $2,583,000 in connection with a private placement offering.

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

Consolidated Results of Operations for the Year Ended October 31, 2011 Compared to the Year Ended October 31, 2010

Revenues for the year ended October 31, 2011 totaled $1,890,193 as compared to $1,260,507 for the year ended October 31, 2010.  The increase totaling $629,686 resulted from the acquisition of the Copano Bay properties, a full year of production from the original AP Clark wells and production from the two completed wells drilled in the AP Clark field.  The increases from these acquisitions are partially offset by a decrease in the production from the Pettus gas unit. We are expecting a significant increase in revenues in Fiscal 2012 as a result of having a full year of revenue from the two new AP Clark wells along with the completion of two additional wells to be drilled in the AP Clark field in mid-2012.
Selling general and administrative expenses increased $474,801 from $1,924,737 in the fiscal year ended October 31, 2010 to $2,399,538 in the fiscal year ended October 31, 2011.  The increase is primarily related an increase in professional fees (198,056) and the full year of payments to several officers and employees hired late in the fiscal year ended October 31, 2010 (398,418).  The professional fees, which consist of legal, bookkeeping and audit fess totaled $548,631 in the fiscal year ended October 31, 2011 as compared to $350,575 in the year ended October 31, 2010.  The total salary and salary related costs during the year ended October 31, 2011 totaled $769,665 as compared to payments of $371,247 in the year ended October 31, 2010.  Salary and salary related costs are expected to increase as we hire additional oil and gas professionals and administrative employees.

Depreciation, depletion and accretion totaled $866,285 in the year ended October 31, 2011 as compared to $573,398 for the year ended October 31, 2010.  The increase in the depreciation, depletion and accretion was a result of the completion and subsequent production from the two additional wells completed in the AP Clark field.

Lease operating expenses decreased $73,710 from $756,920 in the year ended October 31, 2010 to $683,210 in the year ended October 31, 2011.  During 2010, we incurred several significant repairs on several of the older wells.  We expect lease operating expenses to remain significant as many of our properties have older wells and will incur repairs and other age related costs.

 During the year ended October 31, 2011, we incurred exploration expenses of $1,771,536. These costs related primarily to the drilling of the test well on the Pedregosa property.  This well resulted in the location of immature hydrocarbons and the well was considered a dry hole.   As we continue our drilling program in some of our unproved properties, we expect to incur additional exploration costs. There were no such expenses during the year ended October 31, 2010.

The gain on the sale of Assess during the year ended October 31, 2010 totaling $2,341,452 resulted from our sale of 441 of the 600 shares we held in Access Energy to the other stockholder of Access Energy. As consideration for the transfer, we paid the other Access shareholder $75,000 cash and we were relieved of our contractual obligation to fund Access’ annual plan, budget and any joint venture agreements between Access and other counterparties.

In connection with the exchange agreement with Talrus on October 29, 2010, we recorded a loss totaling $823,756 on the extinguishment of the convertible notes included in the exchange.  There was no similar charge in the year ended October 31, 2011.

We earned total interest income of $113,316 for the year ended October 31, 2010. This interest was earned from the investment of proceeds of a private placement of our common stock and common stock purchase warrants on August 9, 2006, which remained in interest bearing instruments until utilized in our oil and gas operations. There was no interest earned during the year ended October 31, 2011.

We incurred a net loss for the year ended October 31, 2011 of $6,092,933, compared to a net loss of $781,602 for the year ended October 31, 2010.

Liquidity and Capital Resources
As of October 31, 2011, we had cash and cash equivalents on hand of $240,314. We believe this amount plus additional funding from Silver Bullet together with production from existing wells and wells to be drilled this fiscal year is sufficient to fund our general and administrative costs for the next twelve months. We do not have sufficient funds on hand in order to fund any capital expenditures for the drilling of new wells or the recompletion of existing wells.  We expect to rely on external sources of capital in order to continue to fund our capital expenditures.  We do not have any firm commitments to raise additional capital nor is there any assurance sufficient capital will be available at acceptable terms.

Net Cash Used In Operating Activities

Cash used in operating activities in the year ended October 31, 2011 was $1,358,716, compared to $506,452 used for the comparative period.  The difference is due to significant exploration costs incurred on the Pedregosa test well projects for the year ended October 31, 2011.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended October 31, 2011 was $6,117,216 compared to $3,364,278 for the comparative period.   The costs for both periods presented relate to our oil and gas acquisitions and development.  During fiscal 2011, we acquired additional leasehold totaling approximately $1,350,000 and participated in the drilling of two additional wells costing a total of approximately $3,300,000.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended October 31, 2011 was $6,106,285, compared to $2,560,000 for the comparative period. On June 18, 2010, we entered into a bridge loan agreement (the “Bridge Loan Agreement”) with Talras Overseas S.A. as investor (“Talras”). On such date, Talras made a bridge loan to us in the amount of $1,000,000 (the “Bridge Loan”).  Under the Bridge Loan Agreement, the principal face amount of $1,000,000 was provided in the first tranche and subsequent tranches of $500,000 or more were permitted up to $2,500,000 in the aggregate to be funded by June 30, 2010.  During the fiscal year ended October 31, 2010, we borrowed the total amount under the agreement of $2,500,000.

On October 29, 2010, the Company and Talrus entered into an exchange agreement, whereby the amount then outstanding on the Bridge Loan Agreement were exchanged for 250,000 shares of the Company’s Series A preferred stock and warrants to purchase 333,333 shares of the Company’s common stock.  The warrants are exercisable at an exercise price of $6.00 per share through October 29, 2013.  The convertible preferred shares provide for dividends at the rate of 8% per annum of the stated value of the shares.  The dividends are cumulative and payable in cash or in additional Series A Convertible Preferred shares.  The shares are convertible at any time at the option of the holder into common stock at a conversion price of $3.75 per common share.  If not previously converted, all outstanding shares of the Series A preferred stock, including any unpaid dividends, convert to shares of common stock on October 29, 2013.

On November 19, 2010, the Company entered into a Loan Agreement with Silver Bullet Property Holdings SDN BHD, an accredited investor (“Silver Bullet”), providing for the sale by the Company to Silver Bullet of a 10% promissory note in the principal amount of $1,500,000 (the “SB Note”).  On September 27, 2011, the Company entered into an allonge (the “Allonge”) to the SB Note.  Pursuant to the Allonge, the maturity date of the SB Note was amended from November 19, 2011 to February 1, 2013.  In addition, SB loaned the Company an additional $1 million, with $400,000 loaned in connection with the Allonge, $300,000 loaned on November 1, 2011 and the remaining $300,000 loaned on December 1, 2011.  Pursuant to a security agreement, dated September 27, 2011, as security for the repayment of the SB Note, the Company granted Silver Bullet a first priority lien on the Company’s oil and gas mineral leases in the Apclark Field.

In February 2011, the Company entered into a securities purchase agreement with 10 accredited investors (the “February Investors”), providing for the sale by the Company to the February Investors of an aggregate of (i) 8% debentures in the principal amount of $1,745,300 (the “Debentures”) and (ii) warrants to purchase 581,767 shares of common stock of the Company (the “February Warrants”).

The Debentures matured on the earlier of the (i) date the Company closed an offering that results in gross proceeds to the Company of at least $1,000,000 or (ii) first anniversary of the date of issuance (the “Maturity Date”) and bore interest at the annual rate of 8%.   The February Warrants are exercisable for a period of three years from the date of issuance and are exercisable into shares of common stock of the Company at an exercise price of $4.50 per share.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt and interest	$2,060,000	$--	$2,060,000	$--	$--	$--	$--
Abandonment obligations	677,318	49,483	49,483	49,483	49,483	49,483	429,903
Operating lease obligations	--	--	--	--	--	--	--
Other	--	--	--	--	--	--	--
Total	$2,737,318	$49,483	$2,109,483	$49,483	$49,483	$49,483	$429,903

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

During the year ended October, 31 2011 and 2010, we recorded impairments on the oil and gas assets in the Cabeza Creek Field totaling $158,478 and $163,576, respectively.  In addition, in August 2011, leases covering approximately 1,240 acres in Del Norte expired.  As a result, we reported an impairment charge of $77,703 for the expired leases.

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

During the fourth quarter 2011, we plugged and abandoned two wells in the Cabeza Creek Field.  The cost to plug and abandon these wells totaled $33,513.  The estimated amount of asset retirement obligations recorded on our books totaled $45,439.  As a result, we recorded a gain of $11,926.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and
Blacksands Petroleum, Inc.
The Woodlands, Texas

We have audited the accompanying consolidated balance sheet of Blacksands Petroleum, Inc. and its subsidiaries (collectively, the "Company") as of October 31, 2011 and 2010, and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blacksands Petroleum,Inc. and its subsidiaries as of October 31, 2011 and 2010 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

February 14, 2012

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Balance Sheets October 31, 2011 and 2010

	October 31, 2011	October 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$240,314	$1,609,961
Accounts receivable	803,249	210,180
Prepaid expenses and deposits	--	12,423
Total Current Assets	1,043,563	1,832,564
Oil and gas property costs (successful efforts method of accounting)
Proved	5,360,478	1,897,767
Unproved	2,012,768	1,786,997
Other assets	202,434	50,000
TOTAL ASSETS	$8,619,243	$5,567,328
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$492,051	$580,280
Accrued expenses	439,516	149,080
Derivative liability	--	923,756
Total Current Liabilities	931,567	1,653,116
Notes Payable	2,060,000	60,000
Asset Retirement obligation	677,318	523,060
Total Liabilities	3,668,885	2,236,176
Stockholders’ Equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized:	--	--
Series A - $.001 par value, 310,000 shares authorized, 250,000 and nil shares issued and outstanding, respectively	250	250
Common stock - $0.001 par value; 100,000,000 shares authorized; 16,377,068 and 14,951,567 shares issued and outstanding at October 31, 2011 and October 31, 2010, respectively	16,378	14,952
Additional paid-in capital	21,949,403	14,238,690
Accumulated deficit	(17,015,673)	(10,922,740))
Total Stockholders’ Equity	4,950,358	3,331,152
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,619,243	$5,567,328

The accompanying notes are an integral part of these consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Statements of Operations Years Ended October 31, 2011 and 2010

	October 31
	2011	2010
Revenue:
Oil and Gas Revenue	$1,890,193	$1,260,507

Expenses:
Selling, general and administrative	2,399,538	1,924,737
Depreciation and depletion	802,716	527,426
Accretion	63,569	45,972
Lease operating expenses	683,210	756,920
Impairment of oil and gas property interest	236,181	163,576
Oil and gas exploration	1,771,536	--

Total expenses	5,956,750	3,418,633
Loss from Operations	(4,066,557)	(2,158,124)

Other income and expense:
Interest income	--	113,316
Interest expense	(1,942,566)	(51,148)
Loss on extinguishment of debt	(52,725)	(823,756)
Gain on sale of Access shares	--	2,341,452
Loss on sale of equipment	(31,085)
Loss from currency transactions	--	(203,342)
Total Other Income (Expense)	(2,026,376)	1,376,522

Loss before provision for income taxes	(6,092,933)	(781,602)
Provision for income taxes	--	--
Net Loss	(6,092,933)	(781,602)
Deemed Dividends	--	(923,756)
Preferred Stock dividends	(200,000)	-
Net loss attributable to common shareholders	$(6,292,933)	$(1,705,358)

Other comprehensive income (loss)
Net loss	$(6,092,933)	$(781,602)
Foreign currency translation adjustment	--	123,001
Total comprehensive loss	$(6,092,933)	$(658,601)

Loss Per Share attributable to common shareholders
Basic and diluted	$(0.40)	$(0.11)
Weighted Average Shares Outstanding
Basic & diluted	15,745,953	14,951,567

The accompanying notes are an integral part of these consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Statement of Stockholders’ Equity Years Ended October 31, 2011 and 2010

	Preferred Stock		Common Stock		Additional Paid-in	Other Comprehensive	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity
Balance, November 1, 2009	--	$--	14,951,567	$14,952	$11,979,368	$(425,557)	$(10,141,137)	$1,427,626

Conversion of notes payable	250,000	250	--	--	2,499,750	--	--	2,500,000
Warrants issued	--	--	--	--	-923,756	--	--	-923,756
Stock based compensation	--	--	--	--	979,835	--	--	979,835
Warrant cancellation	--	--	--	--	(1,120,263)	--	--	-1,120,263
Loss on extinguishment of debt	--	--	--	--	823,756	--	--	823,756
Foreign currency translation	--	--	--	--	--	123,001	--	123,001
Sale of Access	--	--	--	--	--	302,556	--	302,556
Net loss	--	--	--	--	--	--	(781,603)	(781,603)

Balance, October 31, 2010	250,000	250	14,951,567	14,952	14,238,690	--	(10,922,740)	3,331,152

Conversion of notes payable	--	--	564,667	565	1,693,435	--	--	1,694,000
Discount on debenture for
warrants and BCF	--	--	--	--	1,745,300	--	--	1,745,300
Net proceeds from sale of
stock	--	--	860,834	861	2,411,424	--	--	2,412,285
Reclassification of derivative
liability	--	--	--	--	976,481	--	--	976,481
Stock based compensation	--	--	--	--	884,073	--	--	884,073
Net loss	--	--	--	--	--	--	(6,092,933)	(6,092,933)

Balance, October 31, 2011	250,000	$250	16,377,068	$16,378	$21,949,403	$--	$(17,015,673)	$4,950,358

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,092,933)	$(781,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of oil and gas property costs	236,181	163,576
Loss on extinguishment of debt	52,725	823,756
Equity compensation expense	884,073	979,835
Depreciation, depletion and accretion	866,285	573,398
Amortization of debt discount	1,745,300
Loss from dry hole	1,665,142
Gain on sale of Access shares	--	(2,341,452)
Changes in operating assets and liabilities:
Accounts receivable	(593,069)	(205,288)
Prepaid expense and other current assets	(137,577)	(55,751)
Accounts payable	15,157	337,076
Net cash flows from operating activities	(1,358,716)	(506,452)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property costs	(6,117,216)	(3,377,831)
Payment on sale of Access shares	--	(75,000)
Investment in short-term investments	--	88,553
Net cash flows from investing activities	(6,117,216)	(3,364,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	2,000,000	2,500,000
Proceeds from demand notes payable	1,745,300	60,000
Proceeds from sale of common stock, net of offering costs	2,412,285	--
Repayment of notes payable	(51,300)	--
Net cash flows from financing activities	6,106,285	2,560,000
Effects of exchange on cash	--	123,001
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,369,647)	(1,187,729)
CASH AND CASH EQUIVALENTS - Beginning of period	1,609,961	2,797,690
CASH AND CASH EQUIVALENTS - End of period	$240,314	$1,690,961
Supplemental Disclosures

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental non-cash activities

Issuance of preferred stock to extinguish note payable	$-	$2,500,000
Asset retirement obligation acquired in acquisition	$136,138	$497,935
Purchase of oil and gas properties with note payable	$-	$500,000
Purchase of oil and gas properties with accounts payable	$142,968	$-

The accompanying notes are an integral part of these consolidated financial statements

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2011

1.	The Company and Summary of Significant Accounting Policies

Description of business and history

Blacksands Petroleum, Inc. (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on October 12, 2004.  Since August 2007, the Company has been engaged in the exploration, development, exploitation and production of oil and natural gas.  Until November 9, 2009 when the Company acquired its interest in the J.E. Pettus Gas Unit, the Company was considered an exploration stage company in accordance with Accounting Standards Codification (“ASC”) No. 915.  The Company sells its oil and gas products primarily to domestic pipelines and refineries.  Its operations are presently focused in the States of Texas and New Mexico.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NRG Asset Management LLC, Copano Bay Holdings LLC and BSPE Texas, LLC. Access Energy Inc., which was 75% owned by the Company, is included from the date of acquisition of August 3, 2007 until the date of disposal, April 30, 2010. The Company had been required to fund the operations of Access until Access was self-sustaining. Funding on behalf of the minority shareholder is expensed as incurred in the statement of operations. All significant inter-company transactions and balances have been eliminated.

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

When circumstances indicate that an asset may be impaired, the Company compares expected undiscounted future cash flows at a producing field level to the unamortized cost of the Asset. If the future undiscounted cash flows, based on the Company’s estimate of future natural gas and crude oil prices, operating costs anticipated production from proved reserves and other relevant data, are lower than the unamortized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

During the years ended October 31, 2011 and 2010, the Company impaired its proved oil and gas properties by $158,478 and $163,576, and its unproved properties by $77,703 and Nil which is reflected in the consolidated statement of operations (see note 3).

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

Allowance for doubtful accounts

The Company establishes provisions for losses on accounts receivable if it determines that it will not collect all to part of the outstanding balance. The Company regularly reviews collectability and establishes on adjusts the allowance as necessary using the specific identification method. There is no significant allowance for doubtful accounting as of October 31, 2011 and 2010.

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

Concentration of credit risks

The Company’s consolidated financial assets that are exposed to credit risk consist primarily of cash and cash equivalents, short term investments, and accounts receivable. During much of the fiscal year ended October 31, 2011, the Company maintained substantially all of its cash balances in a limited number of financial institutions in the United States.  The balances are each insured by the Federal Deposit Insurance Corporation up to $250,000 through December 31, 2013, at which time they are scheduled to revert to the prior limit of $100,000.  The Company had no balances in excess of this limit at October 31, 2011, although the balances may exceed these limits at times throughout the year. During a portion of the fiscal year ended October 31, 2010, some of the Company’s cash and cash equivalents and short-term investments accounts were held with reputable Canadian financial institutions which are insured by the Canada Deposit Insurance Corporation (“CDIC”) up to Cdn$100,000. During year ended October 31, 2010, the Company maintained balances exceeding the CDIC insurance limits.

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

Revenue recognition

Revenue is recognized when title to the products transfer to the purchaser.  The Company uses the “sales method” to account for production revenue, whereby revenue is recognized on all oil, natural gas or other related products sold to our purchasers, regardless of whether the sales are proportionate to our ownership in the property.  A receivable or liability is recognized only to the extent that there is an imbalance on a specific property greater than the expected remaining proved reserves.  As of October 31, 2011, our aggregate production imbalances were not material.

Stock-based compensation

The Company follows the provisions of FASB ASC 718—Stock Compensation. The statement requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values on the date of grant.

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

The statement establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns and the adoption of the statement had no material impact to the Company’s consolidated financial statements. The Company files tax returns in the US and states in which it has operations and is subject to taxation. Tax years subsequent to 2007 remain open to examination by U.S. federal and state tax jurisdictions.

Net loss per common share

The Company computes net income or loss per share in accordance with ASC 260 Earnings Per Share. Under the provisions of the Earnings per Share Topic ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. The weighted average number of potentially dilutive common shares excluded from the calculation of diluted net income (loss) per share totaled 3,423,934 and 1,727,778 for the years ended October 31, 2011 and 2010, respectively.

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

Fair value of financial instruments

The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value at October 31, 2011 and October 31, 2010 because of the short period to maturity of these instruments.

 New Accounting Pronouncements Adopted

In June 2011, the FASB issued guidance on the presentation of comprehensive income that will become effective for us in the first quarter of 2013. Under the new guidance, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance does not change the components that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. We are evaluating our presentation options under this ASU; however, we do not expect these changes to impact the consolidated financial statements other than the change in presentation.

In September 2011, the FASB issued guidance on testing goodwill for impairment that will become effective for us in the first quarter of 2013; however, early adoption is permitted. Under the new guidance, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the entity determines that this threshold is not met, then performing the two-step impairment test is unnecessary. We do not expect this to have a material effect on the Company’s consolidated financial statements.

2.	Short-term Investment

The Company’s short-term investment, a redeemable short-term investment certificate, was classified as available-for-sale. The fair value of this investment approximated its carrying value which was its cost plus accrued interest. The certificate principal and contracted interest were guaranteed, and accordingly there was no gain or loss recorded. Until the short-term investment matured, the Company recorded an accrual for interest earned, with a credit to interest income in the consolidated statements of operations.  During the year ended October 31, 2010, the Company discontinued its investments into these short-term investments.  All short term investments had matured prior to April 30, 2010.  There were no short term investments outstanding at October 31, 2011 and 2010.

3.	Oil and Gas Property Costs

In the years ended October 31, 2011 and October 31, 2010, the Company incurred property acquisition costs as follows:

Proved Properties

	2011	2010
Balance, beginning of year	$1,897,767	$--

Costs incurred during the year	4,287,029	2,090,704
Asset retirement obligation acquired	136,128	498,012
Depletion	(801,968)	(527,373)
Impairment of oil and gas property costs	(158,478)	(163,576)

Balance, end of year	$5,360,478	$1,897.767

Unproved Properties

	2011	2010
Balance, beginning of year	$1,786,997	$--

Costs incurred during the year	303,474	1,786,997
Impairment of oil and gas property costs	(77,703)	--

Balance, end of year	$2,012,768	$1,786,997

Blacksands Projects

Proved Properties

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

At October 31, 2011 and 2010, the Company compared the expected undiscounted future cash flows on a field by field basis to the unamortized capitalized cost of the asset. The Company determined that based on its analysis, capitalized costs for one of its fields exceeded its fair value.  As a result the Company recorded an impairment totaling $158,478 and $163,576, respectively.

Beech Creek Oil Wells  (known as “Beech Creek Field”) Acquisition in April 2010

On April 5, 2010, the Company purchased different leasehold working interests in the Beech Creek Wells No. 1 and No A-2 located in Hardin County, Texas for $740,798 in cash. These property interests were previously owned by a group of five different working interest owners.  A 30.0587% working interest (21.942851% net revenue interest) was acquired in the Beech Creek #1 well. A 24.4337% (18.3253% Net Revenue Interest) working interest was acquired in the Beech Creek A-2 well.  Both of these wells are currently producing.

AP Clark Wells (known as “Jo-Mill Field”) Acquisition in August 2010

On August 10, 2010 the Company purchased an interest in two operating wells and its leasehold interest in 1,257 acres for $460,000.  As a result of the acquisition, the Company has a 25% gross working interest (18.75% net revenue interest) in the two operating wells.  The Company also has an 18.875% gross working interest (14.15625% net revenue interest) on the leasehold interests acquired on the 1,257 acres.  In addition, the Company agreed to carry Bonanza for a 2.5% gross leasehold working interest (1.875% net revenue interest) for the next well drilled on the property to the sales point.

On November 29, 2010, the acquired the leasehold interests and rights in the AP Clark II Prospect from Westerly for $260,000 (ii) the Company paid Westerly $119,000 as advance payment towards 70% of the actual third party costs that will be required to receive an extension of certain leasehold properties included in the AP Clark II Prospect (as defined in the LAPA) (the “Extension Monies”) and (iii) the Company and Westerly agreed to drill the W.D. Everett Well No. 3 located within the AP Clark II Prospect (as defined in the LAPA) whereby all costs of such drilling operation shall be borne 30% by Westerly and 70% by the Company.

The Company incurred $1,342,539 in drilling costs related to the drilling and completion of the W.D. Everett Well No. 3.  In addition, during the quarter ended October 31, 2011, the Company commenced drilling of an additional well, the Beaver Valley Ranch 6-1.  The Company incurred costs relating to the well through October 31, 2011 totaling $1,166,225.

Copano Bay

Effective November 1, 2010, a newly organized subsidiary of the Company acquired a 50% working interest (37.5% net revenue interest) in certain operating oil and gas leases in and around Aransas County, Texas for $100,000.  There are currently four active wells on the property. NRG Assets Management LLC, a Texas LLC and Texas registered operating company owned by the Company is the operator at all depths.  In connection with the acquisition, the Company recorded an asset retirement obligation totaling $126,040.

Unproved Properties

Pedregosa Basin Field Acquisition in June 2010

On June 18, 2010, the Company acquired a 50% undivided leasehold working interest (with an associated 40% net revenue interest) in and to approximately 147,262 acres of land, located in the Pedregosa Basin (SW New Mexico) for an initial acquisition cost of $1.5 million (the “Exploration Agreement”). Pursuant to the agreement, $1 million was paid at purchase and the remaining $500 thousand was due and subsequently paid on November 1, 2010.  This remaining $500 thousand was reflected in the financial statements at October 31, 2010 as accounts payable.  The property has no production and was accounted for as an acquisition of unproved property. In addition, The Company was responsible for acquiring 37 linear miles of 2-D seismic data.  As a result of this acquisition, the Company recorded $1.5 million in unproved properties.  Pursuant to an agreement, the Company is obligated to carry the drilling costs for a test well up to $1.2 million.  Costs in excess of $1.2 million are to be split based upon the parties working interest. During the quarter ended April 30, 2011, the Company began drilling on a test well.  The Company incurred $1,665,142 in capitalized exploration costs.  During the quarter ended October 31, 2011, the Company determined that there were not economically feasible hydrocarbons at the test well site and expensed the costs of the well as exploration costs.

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

On April 30, 2010, the Company sold 441 of the 600 shares it held in Access Energy to the other stockholder of Access Energy. Following the transfer, Blacksands holds 19.9% of the outstanding Access shares. As consideration for the transfer, the Company paid the other Access shareholder $75,000 cash and the Company is relieved of its contractual obligation to fund Access’ annual plan and budget including Access’ commitments to First Nations’ communities. In addition, the Company is released of any rights and obligations related to any joint venture agreements between Access and other counterparties. In connection with the sale, 500,000 warrants held by the other Access shareholder to purchase additional shares of the Company were cancelled. The fair value of the warrants on April 30, 2010 was $1,120,263, which was included in the gain calculation for the sale of the Access shares. The weighted variables used in the Black-Scholes option-pricing model, include (1) 1.3% risk-free interest rate (2) 2.27 years expected term, (3) expected volatility of 176%, and (4) zero expected dividends.

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

Under the original terms, the Company must pay the principle together with all interest accrued and unpaid at the earliest of (i) June 30, 2011 or (ii) the closing date of an investment or series of related investments in equity securities of the Company in an aggregate amount of at least $10 million including the Accreted Principal Amount and interest outstanding under the Bridge Loan Agreement and any other bridge loan agreements.  Should an aggregate $10 million investment or series of related investments in equity securities of the Company occur prior to June 30, 2011, then all of the obligations due under this note will be converted automatically into equity shares of the Company.  The Company evaluated the conversion feature under ASC 815 and determined that is was not a derivative.

On October 29, 2010, the Company and Talrus entered into an exchange agreement, whereby the amount then outstanding on the Bridge Loan Agreement were exchanged for 250,000 shares of the Company’s Series A convertible preferred stock and warrants to purchase 333,333 shares of the Company’s common stock.  The convertible preferred shares provide for dividends at the rate of 8% per annum of the stated value of the shares.  The dividends are cumulative and payable in cash or in additional Series A Convertible Preferred shares.  The shares are convertible at any time at the option of the holder into common stock at a conversion price of $3.75 per common share.  If not previously converted, all outstanding shares of the Series A preferred stock, including any unpaid dividends, convert to shares of common stock on October 29, 2013.  The warrants are exercisable at an exercise price of $6 per share through October 29, 2013.

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

During the year ended October 31, 2011, the warrant agreement was amended to remove the full ratchet provision.  As a result, the warrants no longer qualified as a derivative liability and the remaining derivative liability of $976,481 was reclassified to contributed capital.

In November 2009, the Company received an interest-free advance from an unrelated third party totaling $60,000.  In January 2011, the interest-free advances were converted into a note payable.  The unsecured note payable was due January 11, 2012 and incurs interest at the rate of 6%.   In January 2012, the note was extended for a one year period.  All other terms and conditions remain unchanged.

On November 19, 2010, the Company entered into a loan agreement with Silver Bullet Property Holdings  for a promissory note totaling $1,500,000.  The note bears interest at the rate of 10% per annum and is due on the earlier of the date the Company closes on an offering with gross proceeds of at least $5 million or November 19, 2011.  On September 27, 2011, Blacksands Petroleum, Inc. (the “Company”) entered into an amendment to the promissory note dated November 19, 2010 (the “Note”) issued by the Company to Silver Bullet Property Holdings SDN BHD (the “Investor”).  Pursuant to the amendment, the maturity date of the Note was amended from November 19, 2011 to February 1, 2013.  In addition, the Investor agreed to loan the Company an additional $1 million, with $400,000 loaned in connection with the amendment, $300,000 due on or before November 1, 2011 and the remaining $300,000 due on or before December 1, 2011.   These additional amounts were received subsequent to October 31, 2011.  The Note is amended upon receipt of each of the additional loan amounts and is due and payable pursuant to the terms and conditions of the Note. At October 31, 2011, there was $2,000,000 outsatnding on the loan.

Pursuant to a security agreement, dated September 27, 2011, as security for the repayment of the Note, the Company granted the Investor a first priority lien on the Company’s oil and gas mineral leases in the Apclark Field.

Bridge Loans

On February 2, 2011, the Company entered into a securities purchase agreement (the “Purchase Agreement”) providing for the Company to borrow $1,745,300.  The notes incurred interest at the rate of  8% per annum.  In connection with the issuance of the bridge loans, the Company issued warrants to purchase 581,767 shares of common stock of the Company (the “Warrants”).

The bridge loans mature on the earlier of the (i) date the Company closes an offering that results in gross proceeds to the Company of at least $1,000,000 or (ii) first anniversary of the date of issuance (the “Maturity Date”) and bears interest at the annual rate of 8%.  The Company is not required to make any payments until the Maturity Date.  The Warrants are exercisable for a period of three years from the date of issuance and are exercisable into shares of common stock of the Company at an exercise price of $4.50 per share. The Company was required to register the shares underlying the warrants within 60 days of the closing of the offering.  There was no penalty if the shares were not promptly registered.

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

In connection with the issuance of the Debentures, the Company reported a beneficial conversion feature of $1,745,300 and a discount related to the issuance of the warrants of $1,745,300.  The beneficial conversion feature and discount were amortized to interest expense on the date of the conversion of the debentures to common stock.  The relative fair value of the warrants was calculated using the Black-scholes method using the following assumptions: Discount rate of 1.2% to 1.4%, volatility of 155% and expected term of 3 years.  The Company evaluated the warrants and concluded they were not derivatives.

6.	Asset Retirement Obligation

The following table summarizes the change in the asset retirement obligation  (“ARO”) for the years ended October 31,

	2011	2010
Beginning balance at November 1	$523,060	$--
Liabilities settled	(45,439)	(20,924)
Liabilities incurred through acquisition of assets	136,128	498,012
Accretion expense	63,569	45,972
Ending balance at October 31	$677,318	$523,060

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock at a par value of $.001.

In October 2010, the Board of Directors designated 310,000 shares of the Company’s preferred stock as Series A Convertible Preferred Stock (“Series A Preferred”).  The Series A Preferred are convertible into shares of common stock at a conversion price of $3.75.  The shares are entitled to dividends at a rate of 8% of the stated value per share per annum.  The dividends are payable annually on December 31 in cash or additional shares of the Series A Preferred, at the option of the Company.  The Series A Preferred and any accrued and unpaid dividends will mandatorily convert into common shares on October 29, 2013.  As of October 31, 2011, 250,000 shares of the Series A Preferred were issued and outstanding.

1-For-3 Reverse Stock Split

On January 11, 2011, the Company effectuated a 1 for 3 split.  On the date of the 1 for 3 split, the Company amended its certificate of incorporation to reduce the number of authorized common shares from 300,000,000 to 100,000,000.  The effect of the split has been reflective retroactively for all periods presented.

Private Placement

On March 1, 2011, the Company commenced a private placement offering of between 500,000 and 2,000,000 units at a price of $3 per unit.  Each unit is to consist of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $4.50 per common share.  The warrants may be exercised for a period of three years and can be called by the Company if the closing bid price of the common stock is at least $6 per share for 10 consecutive trading days.  The Company was required to file the initial registration statement registering the shares underlying the warrants within 90 days of the final closing of the offering (there are no monetary damages for non-compliance).   This registration statement has not yet been filed.  In addition, the shares included in the units, if not previously registered, are to be included in such future registration statements, subject to SEC limitations.  The Company sold 860,834 units for gross proceeds totaling $2,582,501 ($2,464,400 in net proceeds including costs of $118,101).    In addition, $1,694,000 of the Bridge Loans were converted into 564,667 units.  The Company evaluated the warrants and concluded they were not derivatives.

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

During the Fiscal year ended October 31, 2010, stock options were granted to certain directors, officers and consultants to the Company for options representing 1,033,333 common shares. The exercise price of the options is $3, with a ten year term, with vesting occurring at varying rates over the first three years. The fair value of the option grants were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 188% to 158%, risk free interest rate of 1.76% to 2.74%; and expected lives of five to six years.  During the year ended October, 31, 2011 and 2010, the Company recorded stock based compensation totaling $884,073 and $979,835 as a result of these stock option grants.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at November 1, 2009	-	-
Granted	1,033,333	$3.00
Exercised	-	-
Cancelled	-	-
Outstanding at October 31, 2010	1,033,333	$3.00
Granted	--	--
Exercised	-	-
Cancelled	-	-
Outstanding at October 31, 2011	1,033,333	$3.00
Exercisable at October 31, 2011	491,667	$3.00

The intrinsic value of the exercisable options at October 31, 2011 totaled $540,834.  At October 31, 2011, the weighted average remaining life of the stock options is 8.64 years.  At October 31, 2011, there was $650,029 of total unrecognized compensation cost related to the stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of .82 years.

Warrants

A summary of the Company’s stock warrant activity and related information for the years ended October 31, 2011 and 2010 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at November 1, 2009	500,000	$2.00
Granted	333,333	2.00
Cancelled	(500,000)	2.00
Outstanding at October 31, 2010	333,333	$2.00
Granted	2,057,268	$4.50
Cancelled	--	$2.00
Outstanding at October 31, 2011	2,390,601	$4.15

The intrinsic value for the outstanding warrants at October 31, 2011 totaled $700,000.  There remaining term of the warrants is 2.35 years.

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

8.	Derivative Instruments

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

The Company evaluated all of its financial instruments and determined that 333,333 warrants associated with an October 2010 exchange agreement qualified for treatment under ASC 815-15.  The fair value of these warrants was classified on the date of their issuance in the amount of $923,756 as derivative liability.   There was no change in the value of the warrants from October 29, 2010 (date of issuance) to October 31, 2010. During the year ended October 31, 2011, the warrant agreement was amended to remove the full ratchet provision.  As a result, the warrants no longer qualified as a derivative liability and the remaining derivative liability of $976,481 was reclassified to contributed capital.

The fair values of the warrants were estimated using the following assumptions October 31, 2010:

Expected volatility	154%
Expected term	3 years
Risk free rate	0.51%
Expected dividends	--
Fair Value	$923,756

9.	Related Party Transactions

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

Additionally, $7,500 was owed to directors for director fees at October 31, 2010, and paid subsequent to year end. It was payable on demand, non-interest bearing and unsecured.

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

Level 2 applies to assets and liabilities for which there are other than Level 1 observable inputs such as quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets) or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.  Level 2 instruments require more management judgment and subjectivity as compared to Level 1 instruments.

Level 3 applies to assets and liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.  The determination of fair value for Level 3 instruments requires the most management judgment and subjectivity.

The Company’s financial instruments recognized in the balance sheet consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities, accounts payable with related parties and derivative liabilities. The estimated fair values of the financial instruments have been determined based on the Company’s assessment of available market information and appropriate valuation methodologies; however, these estimates may not necessarily be indicative of the amounts that could be realized or settled in a market transaction. The fair values of financial instruments generally approximate their book amounts due to the short-term maturity of these instruments at October 31, 2010 except as disclosed below:

		Fair Value Measurements Using
	Quoted Price in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of October 31, 2010
Liabilities:
Derivative Liabilities	--	$--	923,756	$923,756

Total liabilities measured at fair value	--	$--	923,756	$923,756

11.	Commitments and Contingencies

The Company’s contractual obligations not included in its Balance Sheet as of October 31, 2011 (except Long-term debt and Abandonment obligations) are as follows:

	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt and interest	$2,060,000	$--	$2,060,000	$--	$--	$--	$--
Abandonment obligations	677,318	49,483	49,483	49,483	49,483	49,483	429,903
Total	$2,737,318	$49,483	$2,109,483	$49,483	$49,483	$49,483	$429,903

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of October 31, 2011, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

Operating leases

The Company leases its offices Texas on a month to month basis. Rent expense for the years ended October 31, 2011 and 2010 was $28,000 and $16,101, respectively.

12.	Income Taxes

The reconciliation between the expected income tax benefit, computed using the statutory federal rate of 34%, and the actual income tax benefit is as follows:

	October 31,
	2011	2010

Expected tax benefit at 34%	$2,071,597	$265,745
Stock option expenses	(300,585)	(333,144)
Loss on extinguishment of debt	(17,927)	(280,077)
Amortization of debt discount	(603,500)	--
Change in valuation allowance	(1,149,585)	347,476
Actual tax benefit	$--	$-

The composition of deferred tax assets/liability is as follows:

	October 31,
	2011	2010
Deferred Tax Asset
Net operating loss	$3,438,601	$1,658,517
Oil and gas property interests	--	16,897
Other	92,989	17,475
Total deferred tax assets	$3,531,590	$1,692,889

Deferred Tax Liability
Oil and gas property interests	773,231	--

Net deferred tax assets	2,758,359	1,692,889
Valuation allowance	(2,758,359)	(1,692,889)
Net	$--	$-

The valuation allowance increased by $852,870 during the year ended October 2011. The Company established a valuation allowance to fully offset the net deferred income tax assets due to the uncertainty of the Company's ability to generate future taxable income necessary to realize these net deferred income tax assets, considering the Company's history of significant operating losses. In addition, future utilization of the available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of any future changes in ownership.

For federal income tax purposes, the Company has net operating losses of approximately $10,064,689 at October 31, 2011.  These losses expire as follows:

2026	$291,662
2027	1,739,655
2028	1,265,101
2029	769,546
2030	588,394
2031	5,410,331
$10,064,689

13.	Subsequent Events

In January 2012, the Company appointed a new director to the Board of Directors.  In conjunction with this appointment, the Company entered into a compensation agreement with the director.  Pursuant to this agreement, the director will receive cash compensation totaling $20,000 (paid quarterly) along with payment for attendance at Board meetings.  In addition, the director will receive 25,000 shares of restricted Common Stock of the Company, of which 6,250 shares vest immediately and the remaining shares vest in semi-annual amounts of 3,125 shares.  The Company also granted the director an option to purchase up to 88,000 shares of the Company’s common stock at an exercise price of $4.50 per share.  The options vest equally over four years.

14.	Supplemental Oil and Gas Disclosures

The following supplemental information regarding the oil and gas activities of the Company for 2011 and 2010 is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below.

CAPITALIZED COST OF OIL AND GAS PRODUCING ACTIVITIES

As of October 31	2011	2010
	United States	United States
Unproved properties not being amortized	$2,090,470	$1,786,997
Proved property being amortized	7,011,927	2,588,769
Accumulated depreciation, depletion amortization and impairment	(1,729,151)	(691,002
Net capitalized costs	$7,373,246	$3,684,764

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES

As of October 31	2011	2010
Property acquisition costs—proved and unproved properties	$1,326,700	$3,024,611
Exploration costs	$1,680,701	$-
Development costs	$3,248,292	$853,143

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

The following table illustrates the Company’s estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by Corridor & Associates.  The oil and natural gas price as of October 31, 2011 is based on the 12-month unweighted average of the first of the month prices of the West Texas Intermediate posted price. Oil and natural gas prices as of October 31, 2010 are based on the respective year-end West Texas Intermediate posted price. The oil and natural gas prices were adjusted by lease for quality, transportation fees, and regional price differentials. The gas price as of October 31, 2011 is based on the 12-month unweighted average of the first of the month prices of the Henry Hub spot price. Gas prices as of October 31, 2010 are based on the year-end Henry Hub spot market price. All prices are adjusted by lease for energy content, transportation fees, and regional price differentials. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States.

	Oil BBls	Gas Mcf
October 31, 2009	--	--

Revisions of previous estimates	--	--
Acquisition of minerals in place	56,359	464,550
Sales of minerals in place
Production	(3,379)	(88,040)
October 31, 2010	52,980	376,510

Revisions of previous estimates	(26,678)	(94,142)
Acquisition of minerals in place	3,386,597	2,474,366
Sales of minerals in place	-	-
Production	(24,439)	(41,043)
October 31, 2011	3,388,460	2,715,690

The Company's proved developed reserves are as follows:

	Developed		Undeveloped
	Oil BBls	Gas Mcf	Oil BBls	Gas Mcf
October 31, 2011	82,300	1,062,610	3,305,230	1,653,090
October 31, 2010	52,980	250,810	-	125,700
October 31, 2009	--	--	--	--

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

Under the Standardized Measure, for the years ended October 31, 2011 and 2010 the future cash inflows were estimated by applying year-end oil and natural gas prices to the estimated future production of year-end proved reserves. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor. Use of a 10% discount rate and year-end prices were required. At October 31, 2011, as specified by the SEC, the prices for oil and natural gas used in this calculation were the unweighted 12-month average of the first day of the month (12-month unweighted average) cash price quotes, except for volumes subject to fixed price contracts.

	2011	2010
Future cash inflows	$325,962,830	$5,832,410
Future development costs	(119,442,710)	(294,420
Future production costs	(89,970,330)	(2,287,530
Future income tax expenses	-	-
Future net cash flows before 10% discount	116,549,790	3,250,460
10%Annual discount for estimated timing of cash flows	(92,837,120)	(1,307,000

Standardized measure discounted future net cash flows	$24,501,250	$1,943,460

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for the Company’s proved oil and natural gas reserves during each of the years in the two year period ended October 31, 2011:

	2011	2010
Beginning of the year	$1,943,460	$--
Sales and transfers of oil and gas produced, net of production costs	1,262,084	(205,982)
Net changes in prices and production costs	(590,569)	(221,476)
Net changes in income taxes	-	-
Changes in estimated future development costs, net of current development costs	(119,148,290)	(294,420)
Acquisition of minerals in place	235,087,404	3,977,773
Revision of previous estimates	(2,969,282)	--
Change of discount	(91,530,120)	(1,307,000)
Change in production rate and other	(342,018)	(5,435)

End of year	$23,712,670	$1,943,460

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as a result of the material weakness described below, as of October 31, 2011, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weakness, which related to internal control over financial reporting, that was identified was we did not have sufficient personnel in our accounting and financial reporting functions. As a result, we were not able to achieve adequate separation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis.

We are committed to improving our accounting and financial reporting functions. As part of this commitment, we will create a segregation of duties consistent with control objectives and have hired additional staffing and acquired additional software resources during the fourth quarter of the current fiscal year.   The full effects of the conversion to the new software including the reporting, information and bookkeeping capabilities, were not fully in place until November 2011.

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

During the quarter ended October 31, 2011, we retained a person to perform more of the bookkeeping function.  The hiring of this person has allowed us to have more segregation in the duties as they relate to controls over the cash and financial reporting processes.  In addition, we have moved to a new software platform that is more appropriate to our business and allows for more robust accounting, financial and transactional reporting.  Other than the hiring of a bookkeeper and the implementation of a new software system, there were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of October 31, 2011.

This annual report does not include an attestation report by Malone Bailey LLP, our independent registered public accounting firm regarding internal control over financial reporting.   As a smaller reporting company, our management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers and their ages, titles, and biographies as of October 31, 2011 are set forth below:

NAME	AGE	OFFICES HELD
David DeMarco	44	President, Chief Executive Officer and Director
Donald Giannattasio	55	Chief Financial Officer
Richard S. T. Hunter	52	Director
Bruno Mosimann	67	Director
Eric Urban	32	Director
Rick Wilson	54	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between any of our executive officers or directors.

David DeMarco has been our President, Chief Executive Officer and a Director since May 2010.  Between 2004 and April 2010, Mr. DeMarco was the Vice President of Business Development, Gaither Petroleum Corporation.  Mr. DeMarco is a Certified Petroleum Landman (No. 30164) and has extensive experience in all aspects of the oil and gas exploration and production business.  Mr. DeMarco has extensive experience with start up oil and gas companies and has managed all aspects of 3-D seismic acquisition and exploration activities onshore in the United States.  Mr. DeMarco received his undergraduate degree in Economics with minors in Petroleum Land Management and Petroleum Engineering from the University of Texas at Austin in 1990.  Mr. DeMarco was selected to serve as a director due to his deep familiarity with our oil and gas business.

Donald Giannattasio has been our Chief Financial Officer since October 2010. Since 1983, Mr. Giannattasio has been a partner in Seligson & Giannattasio, LLP, an accounting firm based in White Plains, New York.  He has been a certified public accountant since 1980.  Mr. Giannattasio graduated from Herbert H. Lehman College with a Bachelor of Science degree in Accounting in 1976.

Richard S. T. Hunter has been a Director since January 2012. Since September 2008, Mr. Hunter has served as the Vice President, Investor Relations for Carrizo Oil and Gas, Inc., a publicly traded company.  Between 1993 and June 2008, Mr. Hunter worked for Lighthouse Capital Management, a Houston, Texas-based investment advisor, as a Principal and Director of Research (1998-2008) and an Energy Securities Analyst (1993-1998).  Between 1985 and 1993, Mr. Hunter was a Stratigrapher for Shell Oil Company, a publicly traded company.  Mr. Hunter holds BS degrees in Biology and Geology from Florida State University, a MS degree in Geology from Florida State University and MBA from Rice University Jones School of Business.  In addition, Mr. Hunter is a registered investment advisor in the State of Texas. Mr. Hunter was selected to serve as a director due to his deep familiarity with our business, his extensive entrepreneurial background and his substantial financial and accounting experience.

Bruno Mosimann has been a Director since May 2006. Since July 1985, he has been the President and Managing Director of Romofin AG, a firm that supplies investment management services to its customers. Mr. Mosimann was selected to serve as a director due to his deep familiarity with our oil and gas business.

Eric Urban has been a Director since March 2010. Mr. Urban has also served as the Director of Operations of Blacksands Petroleum Texas LLC.  For the past 5 years, Mr. Urban has worked as a Landman and Land Manager for Gaither Petroleum Corporation, an independent oil and gas company. Mr. Urban holds a BBA in International Business from the University of Houston, and is an active member of various professional oil and gas organizations.  Mr. Urban was selected to serve as a director due to his deep familiarity with our oil and gas business.

Rick Wilson has been a Director since February 2007. Since 2006, Mr. Wilson has been the President of Regent Ventures Ltd., a company engaged in the acquisition, exploration and development of mineral resource properties. Prior to serving as its President, Mr. Wilson was a director of Regent Ventures from 1993 to 2006. Mr. Wilson also served as the President of Emerson Explorations/GBS Gold International Inc. from 1998 to 2006.  Mr. Wilson was selected to serve as a director due to his deep familiarity with our business, his extensive entrepreneurial background and his substantial financial and accounting experience.

Meetings and Committees of the Board of Directors

During the fiscal year ended October 31, 2011, our board of directors held eight meetings and approved certain actions by unanimous written consent. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

Audit Committee
Our Audit Committee currently consists of Bruno Mosimann. Our Board of Directors has determined that Mr. Mosimann is “independent” as that term is defined under applicable SEC rules and under the current listing standards of the NASDAQ Stock Market. Mr. Mosimann is our audit committee financial expert.

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

Compensation Committee
Our Compensation Committee currently consists of Bruno Mosimann and David DeMarco with Mr. Mosimann elected as Chairman of the Committee. Our Board of Directors has determined that Mr. Mosimann is “independent” under the current listing standards of the NASDAQ Stock Market. Our Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Compensation Committee.

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

Corporate Governance Committee
Our Corporate Governance Committee currently consists of Bruno Mosimann. Our Board of Directors has determined that Mr. Mosimann is “independent” under the current listing standards of the NASDAQ Stock Market.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities.  We believe that, during fiscal 2011, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

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
David DeMarco

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following discussion and analysis of compensation arrangements of our named executive officers for the fiscal year ended October 31, 2011 should be read together with the compensation tables and related disclosures set forth below.

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

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and the highest paid executive officer whose total annual salary and bonus exceeded $100,000 for fiscal years 2011 and 2010.

Name and Principal Position	Year	Salary ($)		Option Awards ($)	All Other Compensation ($) (5)	Total ($)

David DeMarco	2011	170,000	(2)	--	34,000	204,000
Chief Executive Officer (1)	2010	--		181,456	85,000	266,456

Mark Holcombe	2011	--		--	--	--
Chief Executive Officer and	2010	--		297,423	90,000	387,423
Chief Financial Officer (3)

Donald Giannattasio	2011	100,000		--	20,000	120,000
Chief Financial Officer (4)	2010	--		--	--	--

(1)	Mr. DeMarco has served as Chief Executive Officer since May 6, 2010.
(2)	Mr. DeMarco receives $17,000 per month for his services as Chief Executive Officer.
(3)	Mr. Holcombe served as Chief Executive Officer from August 1, 2009 until May 6, 2010 and Chief Financial Officer from September 1, 2009 until September 1, 2010.
(4)	Mr Giannattasio has served as Chief Financial Officer since October 27, 2010.
(5)	Other compensation represents consulting fees paid to or earned by the officers.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

None.

GRANTS OF PLAN-BASED AWARDS

None.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of October 31, 2011.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date
David Demarco	100,000	233,333	$3	June 15, 2020
Eric Urban	50,000	150,000	$3	June 15,2020

Director Compensation

None.

ITEM 12- SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 7, 2012:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

Name And Address Of Beneficial Owner (1)	Number of Shares Owned (2)		Percentage of Class (3)

Executive Officers and Directors			*
David DeMarco	44,157		*
Donald Giannattasio	1,000		*
Richard S. T. Hunter	6,250	(4)	*
Bruno Mosimann	66,667	(4)	*
Eric Urban	4,000		*
Rick Wilson	66,667	(4)	*
All Officers and Directors as a Group (6 persons)	188,741	(4)	1.14%

5% Shareholders

Haywood Securities Inc. (5)	1,610,000		9.83%

Harold Hodgson (6)	1,121,100	(7)	6.80%

Jay Moorin (6)	1,000,000	(8)	5.93%
_____________
*	Less than 1%.

(1)	The address for each of our officers and directors is 800 Bering, Suite 250, Houston, Texas 77057.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of February 7, 2012 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based on 16,377,068 shares of common stock outstanding as of February 7, 2012.

(4)
Includes the following number of shares of common stock which may be acquired by certain officers and directors through the exercise of stock options which were exercisable as of February 7, 2012 or become exercisable within 60 days of that date: Richard S. T. Hunter (6,250 shares), Bruno Mosimann (66,667 shares) and Rick Wilson (66,667 shares); and all officers and directors as a group, (139,584 shares).

(5)	The mailing address for this beneficial owner is 2000-400 Burrard Street, Vancouver, BC V6C 3A6, Canada.

(6)	The mailing address for this beneficial owner is c/o Haywood Securities, 2000-400 Burrard Street, Vancouver, BC V6C 3A6, Canada.

(7)	Includes 100,000 shares of common stock issuable upon the exercise of warrants.

(6)	Includes 500,000 shares of common stock issuable upon the exercise of warrants.

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

On April 21, 2010, our Board of Directors approved our amended and restated 2008 Stock Option Plan (the “2008 Plan”), which was approved by our stockholders in June 2010. The purpose of the 2008 Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. Under the 2008 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, nonqualified stock options and restricted stock. The 2008 Plan is administered by our Board of Directors. The number of shares of common stock authorized for issuance pursuant to our 2008 Plan is determined by the Board of Directors from time to time, but cannot exceed 10% of the number of shares of our common stock issued and outstanding.  However, the aggregate number of shares available for “Incentive Stock Options,” is 1,637,706.

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

(1)
We established the 2006 Plan, under which 2,000,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  As of October 31, 2011, no shares were issuable upon exercise of options granted to employees and directors.

(2)
We established the 2008 Plan, under which no more than 10% of the total number of shares of common stock issued and outstanding may be reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  As of October 31, 2011, 1,033,333 shares were issuable upon exercise of options granted to employees and directors.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended October 31, 2011 and 2010, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were  approximately $101,000 and $85,000, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $nil for audit related fees during the fiscal years ended October 31, 2011 and 2010.

Tax and Other Fees. We did not incur fees to our independent auditors for tax and fees during the fiscal years ended October 31, 2011 and 2010.

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

3.03
Certificate of Designation of the Series A Convertible Preferred Stock, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 2, 2011 and incorporated herein by reference.

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

10.02
Stock Purchase Agreement, dated as of April 30, 2010, by and among Blacksands Petroleum, Inc., H. Reg F. Burden and Access Energy Inc., filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 2, 2011 and incorporated herein by reference.

10.03	2008 Stock Option Plan, filed as an exhibit to the definitive proxy statement on Schedule 14A, filed with the Securities Exchange Commission on June 9, 2010 and incorporated herein by reference.

10.04
Bridge Loan Agreement dated as of June 18, 2010 by and between Blacksands Petroleum, Inc. and Talras Overseas S.A., filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on June 22, 2010 and incorporated herein by reference.

10.05
Exploration Agreement dated as of June 18, 2010 among Blacksands Petroleum Texas, LLC and  Dan A. Hughes Company, L.P., filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on June 22, 2010 and incorporated herein by reference.

10.06
Loan Agreement, dated as of November 19, 2010, by and between Blacksands Petroleum, Inc. and Silver Bullet Property Holdings SDN BHD, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on November 24, 2010 and incorporated herein by reference.

10.07
Form of Promissory Note, issued November 19, 2010, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on November 24, 2010 and incorporated herein by reference.

10.08
Leasehold Acquisition and Participation Agreement, dated November 29, 2010, by and between Westerly Exploration, Inc. and Blacksands Petroleum Texas, LLC, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on December 3, 2010 and incorporated herein by reference.

10.08
Form of Exchange Agreement, dated as of October 29, 2010, by and between Blacksands Petroleum, Inc. and Talras S.A., filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 2, 2011 and incorporated herein by reference.

10.10
Form of Warrant, issued October 29, 2010 to Talras S.A., filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 2, 2011 and incorporated herein by reference.

10.11
Form of Purchase Agreement, dated as of February 2, 2011, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on February 8, 2011 and incorporated herein by reference.

10.12
Form of Supplement #1 to Purchase Agreement, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on February 8, 2011 and incorporated herein by reference.

10.13
Form of Debenture, issued February 2, 2011, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on February 8, 2011 and incorporated herein by reference.

10.14	Form of Warrant, issued February 2, 2011, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on February 8, 2011 and incorporated herein by reference.

10.15
Form of Amendment No. 1 to Purchase Agreement, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on February 15, 2011 and incorporated herein by reference.

10.16	Form of Subscription Agreement, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on March 23, 2011 and incorporated herein by reference.

10.17	Form of Warrant, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on March 23, 2011 and incorporated herein by reference.

10.18	Form of Registration Rights Agreement, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on March 23, 2011 and incorporated herein by reference.

10.19
Allonge to Promissory Note, dated as of September 27, 2011, by and between Blacksands Petroleum, Inc. and Silver Bullet Property Holdings SDN BHD, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on October 19, 2011 and incorporated herein by reference.

10.20
Security Agreement, dated as of September 27, 2011, by and between Blacksands Petroleum, Inc. and Silver Bullet Property Holdings SDN BHD, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on October 19, 2011 and incorporated herein by reference.

14.01
Code of Ethics, included in Business Conduct Policy, dated October 27, 2008, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on October 28, 2008 and incorporated herein by reference.

21.01	Subsidiaries of the registrant, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 2, 2011 and incorporated herein by reference.

23.01	Consent of Corridor & Associates, Independent Petroleum Engineers

23.02	Consent of Crest Engineering Inc., Independent Petroleum Engineers

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document*

101 SCH	XBRL Schema Document*

101 CAL	XBRL Calculation Linkbase Document*

101 LAB	XBRL Labels Linkbase Document*

101 PRE	XBRL Presentation Linkbase Document*

101 DEF	XBRL Definition Linkbase Document*
_________________________
*
The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSANDS PETROLEUM, INC.

Date: February 14, 2012	By:	/s/ DAVID DEMARCO
David DeMarco
Chief Executive Officer (Principal Executive Officer)

Date: February 14, 2012	By:	/s/ DONALD GIANNATTASIO
Donald Giannattasio
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

DAVID DEMARCO	Director	February 14, 2012
David DeMarco

BRUNO MOSIMANN	Director	February 14, 2012
Bruno Mosimann

ERIC URBAN	Director	February 14, 2012
Eric Urban