Form 10-K/A
period 2011-10-31
BLACKSANDS PETROLEUM, INC.
filed 2012-02-16
CIK 1308137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Blacksands Petroleum, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to the Company’s Annual Report on Form 10-K for the year ended October 31, 2011 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on February 14, 2012 in order to amend the signature page to the Original Filing, which did not contain proper conformed signatures from directors and inadvertently excluded the names of directors who did not sign the Original Filing.

This Amended Filing only contains Item 15, Exhibits, Financial Statement Schedules, which has been revised to incorporate by reference certain exhibits included in the Original Filing, and the revised signature page.  In addition, pursuant to the rules of the SEC, Item 15 of Part IV to the Original Filing has been amended to contain currently dated certifications from our Principal Executive Officer and Principal Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of our Principal Executive Officer and Principal Financial Officer are attached to this Amended Filing as Exhibits 31.01, 31.02 and 32.01.

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

23.01
Consent of Corridor & Associates, Independent Petroleum Engineers, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 14, 2012 and incorporated herein by reference.

23.02
Consent of Crest Engineering Inc., Independent Petroleum Engineers, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 14, 2012 and incorporated herein by reference.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 INS	XBRL Instance Document, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 14, 2012 and incorporated herein by reference.*

101 SCH	XBRL Schema Document, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 14, 2012 and incorporated herein by reference.*

101 CAL	XBRL Calculation Linkbase Document, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 14, 2012 and incorporated herein by reference.*

101 LAB	XBRL Labels Linkbase Document, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 14, 2012 and incorporated herein by reference.*

101 PRE	XBRL Presentation Linkbase Document, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 14, 2012 and incorporated herein by reference.*

101 DEF	XBRL Definition Linkbase Document, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 14, 2012 and incorporated herein by reference.*
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

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSANDS PETROLEUM, INC.

Date: February 16, 2012	By:	/s/ DAVID DEMARCO
David DeMarco
Chief Executive Officer (Principal Executive Officer)

Date: February 16, 2012	By:	/s/ DONALD GIANNATTASIO
Donald Giannattasio
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ DAVID DEMARCO	Director	February 16, 2012
David DeMarco

	Director	February 16, 2012
Richard S. T. Hunter

/s/ BRUNO MOSIMANN	Director	February 16, 2012
Bruno Mosimann

/s/ ERIC URBAN	Director	February 16, 2012
Eric Urban

	Director	February 16, 2012
Rick Wilson