Form 10-Q
period 2012-01-31
BLACKSANDS PETROLEUM, INC.
filed 2012-03-16
CIK 1308137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2012

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

As of March 14, 2012, there were 16,384,318 shares of registrant’s common stock outstanding.

BLACKSANDS PETROLEUM, INC.
FORM 10-Q
For the Quarter Ended January 31, 2012

Blacksands Petroleum, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	January 31, 2012	October 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$787,379	$240,314
Accounts receivable	518,022	803,249
Total Current Assets	1,305,401	1,043,563
Oil and gas property costs (successful efforts method of accounting)
Proved	5,179,484	5,360,478
Unproved	2,012,768	2,012,768
Other assets	232,168	202,434
TOTAL ASSETS	$8,729,821	$8,619,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable	$60,000	--
Accounts payable	348,143	$492,051
Accrued expenses	434,255	439,516
Total Current Liabilities	842,398	931,567
Notes Payable	2,500,000	2,060,000
Asset Retirement obligation	692,333	677,318
Total Liabilities	4,034,731	3,668,885
Stockholders’ Equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized:	--	--
Series A - $.001 par value, 310,000 shares authorized, 250,000 and nil shares issued and outstanding, respectively	250	250
Common stock - $0.001 par value; 100,000,000 shares authorized; 16,384,318 and 16,378,068 shares issued and outstanding at January 31, 2012 and October 31, 2011 respectively	16,384	16,378
Additional paid-in capital	22,117,164	21,949,403
Accumulated deficit	(17,438,708)	(17,015,673)
Total Stockholders’ Equity	4,695,090	4,950,358
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,729,821	$8,619,243

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended January 31,
	2012	2011
Revenue:
Oil and gas revenue	$468,300	$394,186

Expenses:
Selling, general and administrative	439,259	636,810
Depreciation and depletion	201,976	216,098
Accretion	15,015	13,999
Lease operating expenses	176,322	189,934
Oil and gas exploration	--	105,959

Total expenses	832,572	1,162,800
Loss from Operations	(364,272)	(768,614)

Other income and expense:
Interest expense	(58,763)	(30,597)
Loss on change in derivative liability	--	(7,564)
Total Other Income (Expense)	(58,763)	(38,161)

Loss before provision for income taxes	(423,035)	(806,775)
Provision for income taxes	--	--
Net Loss	(423,035)	(806,775)
Preferred stock dividends	50,000	50,000
Net loss attributable to common shareholders	$(473,035)	$(856,775)

Loss Per Share attributable to common shareholders
Basic and diluted	$(0.03)	$(0.06)
Weighted Average Shares Outstanding
Basic & diluted	16,378,426	14,951,567

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended January 31, 2012 and 2011
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(423,035)	$(806,775)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Loss on derivative liability	--	7,564
Equity compensation expense	167,767	294,804
Depreciation, depletion and accretion	216,991	230,097
Changes in operating assets and liabilities:
Accounts receivable	285,227	(173,903)
Prepaid expense and other current assets	(30,000)	(177,888)
Accounts payable	(149,169)	(304,660)
Net cash flows from operating activities	67,781	(930,761)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property costs	(20,716)	(1,586,977)
Net cash flows from investing activities	(20,716)	(1,586,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	500,000	1,500,000
Net cash flows from financing activities	500,000	1,500,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	547,065	(1,017,738)
CASH AND CASH EQUIVALENTS - Beginning of period	240,314	1,609,961
CASH AND CASH EQUIVALENTS - End of period	$787,379	$592,223

Supplemental Disclosures

Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

Supplemental non-cash activities

Asset retirement obligation acquired in acquisition	$--	$188,758

The accompanying notes are an integral part of these unaudited consolidated financial statements

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1.           The Company and Summary of Significant Accounting Policies

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in annual report on Form 10-K for the year ended October 31, 2011 filed with the SEC on February 14, 2012. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2011 annual report on Form 10-K have been omitted.

2.   Debt

On November 19, 2010, the Company entered into a loan agreement with Silver Bullet Property Holdings for a promissory note totaling $1,500,000.  The note bears interest at the rate of 10% per annum and is due on the earlier of the date the Company closes on an offering with gross proceeds of at least $5 million or November 19, 2011.  On September 27, 2011, the Company entered into an amendment to the promissory note dated November 19, 2010 (the “Note”) issued by the Company to Silver Bullet Property Holdings SDN BHD (the “Investor”).  Pursuant to the amendment, the maturity date of the Note was amended from November 19, 2011 to February 1, 2013.  In addition, the Investor loaned the Company an additional $1 million, with $500,000 loaned prior to October 31, 2011 and the remaining $500,000 received in two installments in November and December 2011.    The Note was amended upon receipt of each of the additional loan amounts and is due and payable pursuant to the terms and conditions of the Note.

Pursuant to a security agreement, dated September 27, 2011, as security for the repayment of the Note, the Company granted the Investor a first priority lien on the Company’s oil and gas mineral leases in the Apclark Field.

In November 2009, the Company received an interest-free advance from an unrelated third party totaling $60,000.  In January 2011, the interest-free advances were converted into a note payable, which is due on January 11, 2012 and has a stated annual interest rate of 6%.  In January 2012, the parties amended the agreement to extend the due date to January 11, 2013.  All other terms and conditions remained unchanged.

3.           Asset Retirement Obligation

The following table summarizes the change in the asset retirement obligation (“ARO”) for the period ended January 31, 2012

Beginning balance at November 1	$677,318
Liabilities settled	--
Liabilities incurred through acquisition of assets	--
Accretion expense	15,015
Ending balance at January 31	$692,333

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

4.           Stockholders’ Equity

Stock compensation

In January 2012, the Company appointed a new director to the Board of Directors.  In conjunction with this appointment, the Company entered into a compensation agreement with the director.  Pursuant to this agreement, the director will receive cash compensation totaling $20,000 (paid quarterly) along with payment for attendance at Board meetings.  In addition, the director received 25,000 shares of restricted Common Stock of the Company, of which 6,250 shares vest immediately and the remaining shares vest in semi-annual amounts of 3,125 shares.  The Company also granted the director an option to purchase up to 88,000 shares of the Company’s common stock at an exercise price of $4.50 per share.  The options vest equally over four years.

The fair value of the option grants were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 134%, risk free interest rate of 0.77%; and expected lives of five years.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at November 1, 2011	1,033,333	$3.00
Granted	88,000	4.50
Exercised	-	-
Cancelled	-	-
Outstanding at January 31, 2012	1,121,333	$3.12
Exercisable at January 31, 2012	491,667	$3.00

During the three months ended January 31, 2012 and 2011, the Company recorded stock-based compensation of $142,767 and $294,803, respectively, as general and administrative expenses.  The unamortized amount of stock-based compensation at January 31, 2012 was $810,368.

5.   Contingencies

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of January 31, 2012, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

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

As of January 31, 2012, we owned interests in (i) approximately 8,900 gross (5,050 net) acres in the Midland Basin, (ii) approximately 108,715 gross (54,357 net) acres in the Pedregosa Basin and (iii) approximately 3,300 gross (1,650 net) acres in Colorado and 3,148 gross acres in Non-Core Properties.  In August 2011, leases on approximately 1,240 gross acres in Colorado expired and were not renewed.

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

During the three months ended January 31, 2012, we (i) completed and began production from our BVR Well No. 6-1, (ii) drilled and set casing for the Livestock Well 7-1, (iii) commenced drilling operations on the Livestock Well 18-1.

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

Projects in the next 12 months, subject to raising the capital requirements:

Subject to obtaining additional financing, the following drilling, recompletion/work-over and leasing activity may be pursued.  The projects and our share of the estimated costs are listed below:

Estimated cost based on expected participating working interest.

Project	Current WI%	No. Wells	Procedure	Est. Cost
Midland Basin	62.5-85%	6	New Drill	$7.0MM
Pedregosa Basin	50%	1	New Drill	$0.0 MM
Colorado	50%	1	New Drill	$0.9 MM
Other producing properties	100%	3	Recompletions	$0.4 MM
Other producing properties	30%	1	New Drill	$0.5 MM
All Properties	various		New Leases	$1.3MM
Total				$10.10 MM

While our base case drilling, recompletion/workover and leasing activity would result in estimated costs of $10.1 million, we may expand drilling, recompletion/workover and leasing activity to as much as $22 million, if project economics and general economic conditions support the more aggressive drilling program. If we elect to expand drilling activities, we will need to access additional capital. During the three months ended January 31, 2012, we obtained the balance of the additional million dollars from the amendment to our loan with Silver Bullet.

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

Consolidated Results of Operations for the Three Months Ended January 31, 2012 Compared to the Three Months Ended January 31, 2011

Revenues for the three months ended January 31, 2012 totaled $468,300 as compared to $394,186 for the three months ended January 31, 2011.  The increase totaling $74,114 resulted from the completion and production from the BVR Well No. 6-1.  During the quarter ended January 31, 2012, we saw a drop in production in one of our fields during December 2011 due to a weather equipment issues.  The field resumed normal production in January 2012.

Selling general and administrative expenses decreased $197,551 from $636,810 in the fiscal period ended January 31, 2011 to $439,259 in the fiscal period ended January 31, 2012.  This decrease is primarily the result of a decrease of approximately $150,000 in the stock based compensation recorded in the quarter ended January 31, 2011 as the result of stock option grants that did not occur during the quarter ended January 31, 2012.

Depreciation, depletion and accretion remained relatively flat and totaled $216,991 in the period ended January 31, 2012 as compared to $230,097 for the period ended January 31, 2011.

Lease operating expenses decreased $13,612 from $189,934 in the period ended January 31, 2011 to $176,322 in the period ended January 31, 2012.  The decrease in the lease operating expenses was related to completion of a number of repairs to our older wells which were completed prior to October 31, 2011.

During the period ended January 31, 2011, we incurred exploration expenses of $105,959. These costs related primarily to the 2-D seismic work done on the Pedregosa property.  There were no exploration costs in the period ended January 31, 2012.

We incurred a net loss for the period ended January 31, 2012 of $423,035, compared to a net loss of $806,775 for the period ended January 31, 2011.

Liquidity and Capital Resources

As of January 31, 2012, we had cash and cash equivalents on hand of $787,379. We believe this amount, together with production from existing wells and wells drilled in February 2012 that are in the process of being completed, are sufficient to fund our general and administrative costs for the next twelve months. We do not have sufficient funds on hand in order to fund any capital expenditures for the drilling of new wells or the recompletion of existing wells. We expect to rely on external sources of capital in order to continue to fund our capital expenditures.  We do not have any firm commitments to raise additional capital nor is there any assurance sufficient capital will be available at acceptable terms.

Net Cash Used In Operating Activities

Cash provided by operating activities in the period ended January 31, 2012 was $67,781, compared to $930,761 used for the comparative period.  The increase in cash provided by operating activities was from the decrease in our net loss, reductions in accounts receivable and accounts payable.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended January 31, 2012 was $20,716 compared to $1,586,977 for the comparative period.   The costs for both periods presented relate to our oil and gas acquisitions and development.  During fiscal 2011, the costs relate primarily to the costs associated with the drilling of the test well on the Pedregosa property.

Cash Flows from Financing Activities

Cash provided by financing activities for the period ended January 31, 2012 was $500,000, compared to $1,500,000 for the comparative period.  The financing for both periods was provided through a loan from Silver Bullet.

On November 19, 2010, we entered into a loan agreement with Silver Bullet Property Holdings for a promissory note totaling $1,500,000.  The note bears interest at the rate of 10% per annum and is due on the earlier of the date we close on an offering with gross proceeds of at least $5 million or November 19, 2011.  On September 27, 2011, Blacksands Petroleum, Inc. (the “Company”) entered into an amendment to the promissory note dated November 19, 2010 (the “Note”) issued by the Company to Silver Bullet Property Holdings SDN BHD (the “Investor”).  Pursuant to the amendment, the maturity date of the Note was amended from November 19, 2011 to February 1, 2013.  In addition, the Investor loaned the Company an additional $1 million, with $500,000 received prior to October 31, 2011 and the remaining $500,000 received in two installments in November and December 2011.  Pursuant to a security agreement, dated September 27, 2011, as security for the repayment of the Note, the Company granted the Investor a first priority lien on the Company’s oil and gas mineral leases in the Apclark Field.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of January 31, 2012. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

i.
As a result of increased operations, we did not maintain a sufficient number of internal personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.  Because of our size, we continue to be dependent on outside consultants to meet some of our reporting requirements.

Management’s Remediation Plans

We are committed to improving our financial organization. As part of this commitment, we will look to increase our personnel resources and technical accounting expertise within the accounting function by the end of 2012 to resolve non-routine or complex accounting matters. When funds are available, which we expect to occur by the latter half of 2012, we will hire additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $100,000 per annum. As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.  Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the material weakness.

(b) Changes in internal control over financial reporting.

Other than the implementation of a new software system, there were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In January 2012, the Company appointed a new director to the Board of Directors.  In conjunction with this appointment, the director received 25,000 shares of Common Stock of the Company, of which 6,250 shares vested immediately and the remaining shares vest in semi-annual amounts of 3,125 shares.  The Company also granted the director an option to purchase up to 88,000 shares of the Company’s common stock at an exercise price of $4.50 per share.  The options vest equally over four years.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

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

BLACKSANDS PETROLEUM, INC.

Date: March 16, 2012	By:	/s/ DAVID DEMARCO
Name: David DeMarco
Title: Chief Executive Officer

Date: March 16, 2012	By:	/s/ DONALD GIANNATTASIO
Name: Donald Giannattasio
Title: Chief Financial Officer