Form 10-Q
period 2012-04-30
BLACKSANDS PETROLEUM, INC.
filed 2012-06-19
CIK 1308137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

As of June 13, 2012, there were 16,377,125 shares of registrant’s common stock outstanding.

BLACKSANDS PETROLEUM, INC.
FORM 10-Q
For the Quarter Ended April 30, 2012

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Balance Sheets (Unaudited)

	April 30, 2012	October 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$578,659	$240,314
Accounts receivable	652,579	803,249
Total Current Assets	1,231,238	1,043,563
Oil and gas property costs (successful efforts method of accounting)
Proved	5,484,797	5,360,478
Unproved	2,092,116	2,012,768
Other assets	231,903	202,434
TOTAL ASSETS	$9,040,054	$8,619,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable	$60,000	--
Accounts payable	731,885	$492,051
Accrued expenses	771,802	439,516
Total Current Liabilities	1,563,687	931,567
Notes Payable	2,500,000	2,060,000
Asset Retirement obligation	701,524	677,318
Total Liabilities	4,765,211	3,668,885
Stockholders’ Equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized:	--	--
Series A - $.001 par value, 310,000 shares authorized, 250,000 and nil shares issued and outstanding, respectively	250	250
Common stock - $0.001 par value; 100,000,000 shares authorized; 16,383,318 and 16,377,068 shares issued and outstanding at April 30, 2012 and October 31, 2011, respectively	16,384	16,378
Additional paid-in capital	22,321,177	21,949,403
Accumulated deficit	(18,062,968)	(17,015,673)
Total Stockholders’ Equity	4,274,843	4,950,358
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,040,054	$8,619,243

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2012	2011	2012	2011

Revenue:
Oil and gas revenue	$1,070,750	$892,763	$602,450	$498,577

Expenses:
Selling, general and administrative	1,037,236	1,330,829	597,977	694,019
Depreciation and depletion	479,045	339,107	277,069	123,009
Accretion expense	24,206	30,535	9,191	16,536
Lease operating expenses	458,895	352,236	282,573	162,302
Oil and gas exploration	--	106,394	--	435

Total expenses	1,999,382	2,159,101	1,166,810	996,301

(Loss) earnings from operations	(928,632)	(1,266,338)	(564,360)	(497,724)

Other income and (expense):
Interest expense	(118,663)	(1,833,471)	(59,900)	(1,802,874)
Change in value of derivative liability	--	(52,725)	--	(45,161)
Loss on currency transactions	--	22	--	22
Gain on sale of equipment	--	4,110	--	4,110

Total other income (expense)	(118,663)	(1,882,064)	(59,900)	(1,843,903)

Loss before provision for income taxes	(1,047,295)	(3,148,402)	(624,260)	(2,341,627)
Provision for income taxes	--	--	--	--
Net loss	(1,047,295)	(3,148,402)	(624,260)	(2,341,627)
Preferred stock dividends	100,000	100,000	50,000	50,000
Net loss attributable to common shareholders	$(1,147,295)	$(3,248,402)	$(674,260)	$(2,391,627)

Lossper share attributable to common shareholders Basic and diluted	$(0.07)	$(0.21)	$(0.04)	$(0.15)

Weighted Average Shares Outstanding Basic and diluted	16,381,330	15,189,173	16,383,318	15,434,788

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES Consolidated Statements of Cash Flows For the Six Months Ended April 30, 2012 and 2011 (Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Netloss	$(1,047,295)	$(3,148,402)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on derivative liability	--	52,725
Stock based compensation expense	371,780	558,298
Amortization of debt discount	--	1,745,300
Depreciation and depletion	479,045	339,107
Accretion	24,206	30,535
Changes in operating assets and liabilities:
Accounts receivable	150,670	(143,179)
Prepaid expense and other current assets	(27,566)	(191,577)
Accounts payable	572,939	(245,189)
Net cash flows provided by (used in) operating activities	523,779	(1,002,382)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(3,252)	(3,792)
Oil and gas property costs	(682,182)	(4,565,012)
Net cash flows from investing activities	(685,434)	(4,568,804)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	--	1,338,500
Net proceeds from bridge notes payable	--	1,719,018
Repayment of notes payable	--	(51,300)
Proceeds from notes payable	500,000	1,500,000
Net cash flows provided by financing activities	500,000	4,506,218
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	338,345	(1,064,968)
CASH AND CASH EQUIVALENTS - Beginning of period	240,314	1,609,961
CASH AND CASH EQUIVALENTS - End of period	$578,659	$544,993

Supplemental Disclosures

Cash paid for interest	$--	$15,379
Cash paid for income taxes	$--	$--

Supplemental non-cash activities

Asset retirement obligation acquired in acquisition	$--	$188,758
Conversion of notes payable to common stock	$--	$1,694,000
Reclassification of derivative liability to equity	$--	$976,481
Discount on debenture for warrants and beneficial conversion feature	$--	$1,745,300

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

On November 19, 2010, the Company entered into a loan agreement with Silver Bullet Property Holdings for a promissory note totaling $1,500,000.  The note bears interest at the rate of 10% per annum and is due on the earlier of the date the Company closes on an offering with gross proceeds of at least $5 million or November 19, 2011.  On September 27, 2011, the Company entered into an amendment to the promissory note dated November 19, 2010 (the “Note”) issued by the Company to Silver Bullet Property Holdings SDN BHD (the “Investor”).  Pursuant to the amendment, the maturity date of the Note was amended from November 19, 2011 to February 1, 2013.  In addition, the Investor loaned the Company an additional $1 million, with $500,000 loaned prior to October 31, 2011 and the remaining $500,000 received in two installments in November and December 2011.  Pursuant to a security agreement, dated September 27, 2011, as security for the repayment of the Note, the Company granted the Investor a first priority lien on the Company’s oil and gas mineral leases in the Apclark Field.In April 2012, the parties agreed to further extend the note to May 1, 2014 and the investor agreed to an additional loan of $500,000 to the Company.  The Company also granted a net proceeds interest (9% but reduced to 4.5% if the note is repaid prior to May1, 2013) in the AP Clark properties included in the security agreement. The amendment was reviewed to determine its accounting treatment as a restructuring, extinguishment or modification and determined to be a modification.The Company received the additional $500,000 in June 2012.

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

3.	Asset Retirement Obligation

The following table summarizes the change in the asset retirement obligation (“ARO”) for the periods ended April 30, 2012

Beginning balance at November 1, 2011	$677,318
Liabilities settled	--
Liabilities incurred through acquisition of assets	--
Accretion expense	24,206
Ending balance at April 30, 2012	$701,524

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

Stock compensation

In January 2012, the Company appointed a new director to the Board of Directors.  In conjunction with this appointment, the Company entered into a compensation agreement with the director.  Pursuant to this agreement, the director will receive cash compensation totaling $20,000 (paid quarterly) along with payment for attendance at Board meetings.  In addition, the director received 25,000 shares of restricted Common Stock of the Company, of which 6,250 shares vest immediately and the remaining shares vest in semi-annual amounts of 3,125 shares.  The Company has recorded $40,313 in compensation for the vested shares.  The unamortized amount remaining on the unvested shares total $59,687 at April 30, 2012.  The Company also granted the director an option to purchase up to 88,000 shares of the Company’s common stock at an exercise price of $4.50 per share.  The options vest equally over four years.

The fair value of the option grants were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 134%, risk free interest rate of 0.77%; and expected lives of 3.7years.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at November 1, 2011	1,033,333	$3.00
Granted	88,000	4.50
Exercised	-	-
Cancelled	-	-
Outstanding at April 30, 2012	1,121,333	$3.12
Exercisable at April 30, 2012	491,667	$3.00

During the six months ended April 30, 2012 and 2011, the Company recorded stock-based compensation of $331,467 and $558,298, respectively, as general and administrative expenses.  At April 30, 2012, the weighted average remaining life of the stock options is 7.88 years. The unamortized amount of stock-based compensation at April 30, 2012 was $598,225.This cost is expected to be recognized over a weighted average period of 1.33 years.

5.	Contingencies

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of April 30, 2012, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

In connection with the drilling of the test well on the Pedregosa property, the Company received an invoice from the operator for additional drilling expenses.  The Company disagrees with certain of the additional costs.  Pursuant to the joint operating agreement for the property, the disagreement is required to be resolved through arbitration.

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

As of April 30, 2012, we owned interests in (i) approximately 8,900 gross (5,050 net) acres in the Midland Basin, (ii) approximately 108,715 gross (54,357 net) acres in the Pedregosa Basin and (iii) approximately 3,300 gross (1,650 net) acres in Colorado and 3,148 gross acres in Non-Core Properties.  In August 2011, leases on approximately 1,240 gross acres in Colorado expired and were not renewed.

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

During the six months ended April 30, 2012, we (i) completed and began production from our BVR Well No. 6-1, (ii) drilled and set casing for the Livestock Well 7-1, (iii) commenced drilling operations on the Livestock Well 18-1.

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

Consolidated Results of Operations for the Three Months Ended April 30, 2012 Compared to the Three Months Ended April 30, 2011

Revenues for the three months ended April 30, 2012 totaled $602,450 as compared to $498,577 for the three months ended April 30, 2011.  The increase totaling $103,873 resulted from the change in the price of oil (approximately $25,000) and the completion and production from the BVR Well No. 6-1, which began production during the first quarter of fiscal 2012 as well as from production from wells drilled and acquired in 2011.

Selling general and administrative expenses decreased $96,042 from $694,019 during the three months ended April 30, 2011 to $597,977 during the three months ended April 30, 2012.  This decrease is primarily the result of a decrease of approximately $75,000 in the stock based compensation recorded as the result of the full vesting of stock option grants.

Depreciation, depletion and accretion increased by $146,715 to $286,260 during the three months ended April 30, 2012 as compared to $139,545 during the three months ended April 30, 2011.  The increase was the result of the production from the BVR Well No. 6-1.

Lease operating expenses increased $120,271 from $162,302 during the three months ended April 30, 2011 to $282,573 during the three months ended April 30, 2012.  The increase was primarily the result of the production from the BVR Well No. 6-1 and other wells drilled and acquired during 2011.

We incurred a net loss during the three months ended April 30, 2012 of $624,260, compared to a net loss of $2,341,627 during the three months ended April 30, 2011.

 Consolidated Results of Operations for the Six Months Ended April 30, 2012 Compared to the Six Months Ended April 30, 2011

Revenues for the six months ended April 30, 2012 totaled $1,070,750 as compared to $892,763 during the six months ended April 30, 2011.  The increase totaling $177,987 resulted from the completion and production from the BVR Well No. 6-1, which began production during the first quarter of fiscal 2012, and the Everett No. 3 well, which began production in May 2011.  In December 2011, we saw a drop in production in one of our fields due to equipment issues caused by weather.  The field resumed normal production in January 2012.

Selling general and administrative expenses decreased $293,593 from $1,330,829 during the six months ended April 30, 2011 to $1,037,236 during the six months ended April 30, 2012.  This decrease is primarily the result of a decrease of approximately $225,000 in the stock based compensation as the result of the vesting of stock option grants.

Depreciation, depletion and accretion increased by $133,609 to $503,251 during the six months April 30, 2012 as compared to $369,642 during the six months ended April 30, 2011.  The increase was the result of the production from the BVR Well No. 6-1 and the Everett No. 3 well.

Lease operating expenses increased $106,659 from $352,236 during the six months ended April 30, 2011 to $458,895 during the six months ended April 30, 2012.  The increase was primarily the result of the operations from the BVR Well No. 6-1 and Everett 3 well.

During the six months ended April 30, 2011, we incurred exploration expenses of $106,394. These costs related primarily to the 2-D seismic work done on the Pedregosa property.  There were no exploration costs during the six months ended April 30, 2012.

We incurred interest expense totaling $1,833,471 during the six months ended April 30, 2011.  The interest was incurred on promissory notes totaling $1,560,000 and bridge notes totaling $1,745,300 as well as on the discount and beneficial conversion features on the bridge notes. Interest expense totaling $118,681 during the six months ended April 30, 2012, which was primarily the result of borrowings on the notes due to Silver Bullet.

We incurred a net loss during the six months ended April 30, 2012 of $1,047,295, compared to a net loss of $3,148,402 during the six months ended April 30, 2011.

Liquidity and Capital Resources

As of April 30, 2012, we had cash and cash equivalents on hand of $578,659. We believe this amount, together with production from existing wells, wells to be completed in June 2012 and the well to be drilled in June 2012, are sufficient to fund our general and administrative costs for the next twelve months. We do not have sufficient funds on hand in order to fund any capital expenditures for the drilling of new wells or the recompletion of existing wells. We expect to rely on external sources of capital in order to continue to fund our capital expenditures.  We do not have any firm commitments to raise additional capital nor is there any assurance sufficient capital will be available at acceptable terms.

Net Cash Used In Operating Activities

Cash provided by operating activities for the six months ended April 30, 2012 was $523,779, compared to $1,002,382 used for the comparative period.  The increase in cash provided by operating activities was from the decrease in our net loss, amortization of debt discount reduction in accounts receivable and increase in accounts payable.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended April 30, 2012 was $685,434 compared to $4,568,804 for the comparative period.   The costs for both periods presented relate to our oil and gas acquisitions and development.  During the six months ended April 30, 2011, the costs relate primarily to the costs associated with the drilling of the test well on the Pedregosa property, the acquisition of the Copano Bay property, the acquisition of additional leases in the AP Clark Field and costs associated with the drilling of the Everett 3 well. During the six months ended April 30, 2012, the costs relate primarily to the completion of the BVR 6-1 well.

Cash Flows from Financing Activities

Cash provided by financing activities for the period ended April 30, 2012 was $500,000, compared to $4,506,218 for the comparative period.  The financing for the period ended April 30, 2012 was provided through a loan from Silver Bullet.  The cash flows from investing activities for the period ended April 30, 2011 resulted from borrowings from Silver Bullet ($1.5 million), proceeds from the sale of common stock ($1,338,500) and proceeds from bridge notes ($1,719,018).

On November 19, 2010, we entered into a loan agreement with Silver Bullet Property Holdings SDN BHD (“Silver Bullet”), pursuant to which we issued a promissory note totaling $1,500,000 (the “Note”) in exchange for $1,500,000.  The Note bears interest at the rate of 10% per annum and was due on the earlier of the date we closed on an offering with gross proceeds of at least $5 million or November 19, 2011.  On September 27, 2011, we entered into an amendment to the Note, whereby the maturity date of the Note was amended from November 19, 2011 to February 1, 2013.  In addition, Silver Bullet loaned us an additional $1 million, with $500,000 loaned prior to October 31, 2011 and the remaining $500,000 received in two installments in November and December 2011.    Pursuant to a security agreement, dated September 27, 2011, as security for the repayment of the Note, we granted Silver Bullet a first priority lien on our oil and gas mineral leases in the Apclark Field.  In April 2012, we entered into another amendment with Silver Bullet, whereby the maturity date of the Note was amended February 1, 2013 to May 1, 2014 and Silver Bullet agreed to lend us an additional $500,000.  We also granted Silver Bullet a net proceeds interest of 9% in the AP Clark properties included in the security agreement, which would be reduced to 4.5% if the Note is repaid prior to May 1, 2013.  The Company received the additional $500,000 in June 2012.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

(a)	Form 8-K Information

On June 8, 2012, Eric Urban resigned for personal reasons, effective immediately, as a director of the Company.  In submitting his resignation, Mr. Urban did not express any disagreement with the Company on any matter relating to the registrant’s operations, policies or practices.

Item 6. Exhibits.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Letter of Resignation from Eric Urban.

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

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

BLACKSANDS PETROLEUM, INC.

Date: June 19, 2012	By:	/s/ DAVID DEMARCO
David DeMarco
Chief Executive Officer

Date: June 19, 2012	By:	/s/ DONALD GIANNATTASIO
Donald Giannattasio
Chief Financial Officer