Form 10-Q
period 2012-07-31
BLACKSANDS PETROLEUM, INC.
filed 2012-09-19
CIK 1308137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2012

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

As of September 17, 2012, there were 16,377,125 shares of registrant’s common stock outstanding.

BLACKSANDS PETROLEUM, INC.
FORM 10-Q
For the Quarter Ended July 31, 2012

Blacksands Petroleum, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	July 31, 2012	October 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,892,108	$240,314
Accounts receivable	323,817	803,249
Total Current Assets	3,215,925	1,043,563
Oil and gas property costs (successful efforts method of accounting)
Proved	4,414,046	5,360,478
Unproved	2,014,413	2,012,768
Other assets	231,639	202,434
TOTAL ASSETS	$9,876,023	$8,619,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable	$60,000	--
Accounts payable	291,282	$492,051
Accrued expenses	1,512,034	439,516
Total Current Liabilities	1,863,316	931,567
Notes payable, net of discount of $2,057,361 and $0	3,542,639	2,060,000
Asset retirement obligation	713,641	677,318
Total Liabilities	6,119,596	3,668,885
Stockholders’ Equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized:	--	--
Series A - $.001 par value, 310,000 shares authorized, 250,000 and nil shares issued and outstanding, respectively	250	250
Common stock - $0.001 par value; 100,000,000 shares authorized; 16,383,318 and 16,377,068 shares issued and outstanding at July 31, 2012 and October 31, 2011, respectively	16,384	16,378
Additional paid-in capital	22,479,213	21,949,403

Accumulated deficit	(18,739,420)	(17,015,673)
Total Stockholders’ Equity	3,756,427	4,950,358
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,876,023	$8,619,243

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2012	2011	2012	2011

Revenue:
Oil and gas revenue	$1,321,934	$1,408,718	$251,184	$515,955

Expenses:
Selling, general and administrative	1,502,101	1,862,065	464,865	535,345
Depreciation and depletion	641,280	428,639	162,235	89,533
Accretion expense	36,323	44,480	12,117	13,945
Lease operating expenses	652,378	582,229	193,483	229,993
Impairment of oil and gas properties	--	77,703	--	77,703
Oil and gas exploration	--	106,394	--	--

Total expenses	2,832,082	3,101,510	832,700	946,519

Loss from operations	(1,510,148)	(1,692,792)	(581,516)	(430,564)

Other income and (expense):
Interest expense	(213,599)	(1,901,588)	(94,936)	(68,139)
Change in value of derivative liability	--	(52,725)	--	--

Total other income (expense)	(213,599)	(1,954,313)	(94,936)	(68,139)

Loss before provision for income taxes	(1,723,747)	(3,647,105)	(676,452)	(498,703)
Provision for income taxes	--	--	--	--
Net loss	(1,723,747)	(3,647,105)	(676,452)	(498,703)
Preferred stock dividends	150,000	150,000	50,000	50,000
Net loss attributable to common shareholders	$(1,873,747)	$(3,797,105)	$(726,452)	$(548,703)

Loss per share attributable to common shareholders Basic and diluted	$(0.11)	$(0.24)	$(0.04)	$(0.03)

Weighted Average Shares Outstanding Basic and diluted	16,381,333	15,539,590	16,383,318	16,228,997

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Nine Months Ended July 31, 2012 and 2011
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,723,747)	$(3,647,105)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on derivative liability	--	52,725
Stock based compensation expense	529,816	741,306
Amortization of debt discount	21,656	1,745,300
Depreciation and depletion	641,280	429,988
Accretion	36,323	44,480
Impairment of oil and gas costs	--	77,703
Changes in operating assets and liabilities:
Accounts receivable	479,432	(661,865)
Prepaid expense and other current assets	(26,748)	(182,577)
Accounts payable	871,749	384,751
Net cash flows provided by (used in) operating activities	829,761	(1,015,294)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	(3,252)	(4,187)
Oil and gas property costs	(1,774,715)	(5,184,454)
Net cash flows used in investing activities	(1,777,967)	(5,188,641)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	--	2,464,400
Net proceeds from bridge notes payable	--	1,745,300
Repayment of notes payable	--	(51,300)
Proceeds from joint venture agreement	2,600,000	--
Proceeds from notes payable	1,000,000	1,500,000
Net cash flows provided by financing activities	3,600,000	5,658,400
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,651,794	(545,535)
CASH AND CASH EQUIVALENTS - Beginning of period	240,314	1,609,961
CASH AND CASH EQUIVALENTS - End of period	$2,892,108	$1,064,426

Supplemental Disclosures

Cash paid for interest	$--	$15,379
Cash paid for income taxes	$--	$--

Supplemental non-cash activities

Asset retirement obligation acquired in acquisition	$--	$165,277
Conversion of notes payable to common stock	$--	$1,694,000
Reclassification of derivative liability to equity	$--	$976,481
Discount on debenture for warrants and beneficial conversion feature	$--	$1,745,300
Discount on notes payable	$2,079,017	$--

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

2.            Debt

Silver Bullet Properties

On November 19, 2010, the Company entered into a loan agreement with Silver Bullet Property Holdings for a promissory note totaling $1,500,000.  The note bears interest at the rate of 10% per annum and is due on the earlier of the date the Company closes on an offering with gross proceeds of at least $5 million or November 19, 2011.  On September 27, 2011, the Company entered into an amendment to the promissory note dated November 19, 2010 (the “Note”) issued by the Company to Silver Bullet Property Holdings SDN BHD (the “Investor”).  Pursuant to the amendment, the maturity date of the Note was amended from November 19, 2011 to February 1, 2013.  In addition, the Investor loaned the Company an additional $1 million, with $500,000 loaned prior to October 31, 2011 and the remaining $500,000 received in two installments in November and December 2011.    Pursuant to a security agreement, dated September 27, 2011, as security for the repayment of the Note, the Company granted the Investor a first priority lien on the Company’s oil and gas mineral leases in the ApClark Field.  In April 2012, the parties agreed to further extend the note to May 1, 2014 and the investor agreed to an additional loan of $500,000 to the Company.  The Company also granted a net proceeds interest (9% but reduced to 4.5% if the note is repaid prior to May 1, 2013) in the AP Clark properties included in the security agreement.  The net proceeds interest represents the amount remaining from the proceeds of the sale of the property after deducting the related costs.  The amendment was reviewed to determine its accounting treatment as a restructuring, extinguishment or modification and determined to be a modification.  The Company received the additional $500,000 in June 2012.

PIE Energy

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

Joint Venture Agreement

On July 20, 2012, Blacksands Petroleum, Inc. (the “Company”) entered into a Contribution Agreement (the “Contribution Agreement”), between APClark, LLC, a wholly-owned subsidiary of the Company (“APClark”) and KP-RAHR Ventures III, LLC (“KP Ventures”).  Pursuant to the Contribution Agreement (i) the Company contributed $1,000 and certain of the Company’s oil and gas assets to APClark in exchange for 1,000 shares of Class A Membership Units of ApClark (the “Class A Membership Units”) and (ii) KP Ventures contributed approximately $2,600,000 (the “KP Ventures Cash Consideration”) to APClark in consideration of 1,000 shares of Class B Non-Voting Convertible Preferred Membership Units of APClark (the “Class B Membership Units” and the transaction, the “Asset Transaction”).  KP Ventures has the option to contribute additional funds to APClark, up to an aggregate of $7,600,000, for no further equity consideration.

In connection with the Contribution Agreement, the Company entered into a Company Agreement (the “Operating Agreement”) governing the operations of APClark and defining various rights of the Company and KP Ventures.

Pursuant to the Operating Agreement, KP Ventures shall receive a preferred return of 12% per annum (the “Preferred Return”) on the unrecovered KP Ventures Cash Consideration until such time as the KP Ventures Cash Consideration is repaid.  In addition, KP Ventures receives a 1% overriding royalty from the production of the APClark oil and gas properties.  Once the KP Ventures Cash Consideration is repaid, including all accrued Preferred Returns, the Class B Membership Units shall automatically convert into Class C Non-Voting Net Profit Membership Units (the “Class C Membership Units”), which represent a non-dilutable “Net Profits” interest (“NPI”) in APClark and the assets owned by APClark and a percentage of all outstanding membership units of APClark initially equal to the NPI.  The amount of the NPI granted depends on when the KP Ventures Cash Consideration and Preferred Return is paid, as follows:

Date of Repayment in Full	NPI %

On or prior to six month anniversary	7.5%
After six months but on or prior to two year anniversary	15%
After two years but on or prior to three year anniversary	20%
After three years	50%

The Company will be responsible for the operations of APClark and has the right to appoint the sole director of APClark,  The consent of KP Ventures is required in certain situations, including, but not limited to: expanding the scope of the business; admitting additional members or transfer of membership units; approve annual budget; any merger or sale of all or substantially all of the assets of APClark; voluntary liquidation, dissolution or winding up of APClark; and to make any cash distributions.

In addition, the Company entered into a Pledge Agreement (the “Pledge Agreement”) pursuant to which it pledged the Class A Membership Units to KP Ventures to secure the Company’s obligations and performance thereunder and under the Contribution Agreement and Operating Agreement, which such Class A Membership Units shall be held pursuant to an escrow agreement.

Previously, the Company entered into a security agreement, dated as of September 27, 2011, pursuant to which, as security for the repayment of promissory notes in the principal face amount of $3,000,000 (the “Notes”), issued to Silver Bullet Property Holdings SDN BHD (“Silver Bullet”) a first priority security interest (the “Security Interest”) in certain of the assets of the Company that were contributed to APClark pursuant to the Contribution Agreement (the “Pledged Assets”).  In connection with the Asset Transaction, the Company, APClark, Silver Bullet and KP Ventures entered into a subordination agreement (the “Subordination Agreement”), pursuant to which Silver Bullet subordinated its Security Interest to KP Ventures, so that KP Ventures would have a first priority interest in the Pledged Assets until KP Ventures is repaid the KP Ventures Cash Consideration and Preferred Return.  In addition, the Company previously granted Silver Bullet a “net proceeds” interest of 9% on the Pledged Assets (the “Silver Bullet NPI”), which Silver Bullet NPI was capped at 25% of the outstanding principal and accrued interest owed under the Notes (the “Silver Bullet NPI Limitation”).

As consideration for Silver Bullet to enter into the Subordination Agreement, the Company agreed to increase the interest on the Notes to 12% per annum and remove the Silver Bullet NPI Limitation so there is no cap on the maximum amount of Silver Bullet NPI that Silver Bullet can receive.

As a result of the required repayment of the equity to KP Ventures, the amount of the contribution has been reflected as a liability on the balance sheet.  The Company has also recorded a discount on this liability relating to the relative fair value of the overriding royalties totaling $163,786 and net profits interest totaling $1,915,231. These discounts reduced the carrying value of the proved oil and gas costs.  The carrying value of the discounts totaled $2,057,361 at July 31, 2012.  The Company amortized $21,656 as additional interest expense through July 31, 2012.

In addition, Blacksands has commenced fracture stimulation procedures on the Livestock 18-1 and Livestock 7-1 wells.

3.            Asset Retirement Obligation

The following table summarizes the change in the asset retirement obligation (“ARO”) for the periods ended July 31, 2012

Beginning balance at November 1, 2011	$677,318
Liabilities settled	--
Liabilities incurred through acquisition of assets	--
Accretion expense	36,323
Ending balance at July 31, 2012	$713,641

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

4.            Stockholders’ Equity

Stock compensation

In January 2012, the Company appointed a new director to the Board of Directors.  In conjunction with this appointment, the Company entered into a compensation agreement with the director.  Pursuant to this agreement, the director will receive cash compensation totaling $20,000 (paid quarterly) along with payment for attendance at Board meetings.  In addition, the director received 25,000 shares of restricted Common Stock of the Company, of which 6,250 shares vest immediately and the remaining shares vest in semi-annual amounts of 3,125 shares.  The Company has recorded $55,626 in compensation for the vested shares.  The unamortized amount remaining on the unvested shares total $44,374 at July 31, 2012.  The Company also granted the director an option to purchase up to 88,000 shares of the Company’s common stock at an exercise price of $4.50 per share.  The options vest equally over four years.

The fair value of the option grants were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 134%, risk free interest rate of 0.77%; and expected lives of 3.7 years.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at November 1, 2011	1,033,333	$3.00
Granted	88,000	4.50
Exercised	-	-
Cancelled	-	-
Outstanding at July 31, 2012	1,121,333	$3.12
Exercisable at July 31, 2012	708,333	$3.00

During the nine months ended July 31, 2012 and 2011, the Company recorded stock-based compensation of $474,190 and $741,306, respectively, as general and administrative expenses.  At July 31, 2012, the weighted average remaining life of the stock options is 7.62 years. The unamortized amount of stock-based compensation at July 31, 2012 was $456,269. This cost is expected to be recognized over a weighted average period of 1.27 years.

5.            Contingencies

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of July 31, 2012, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

In connection with the drilling of the test well on the Pedregosa property, the Company received an invoice from the operator for additional drilling expenses.  The Company disagrees with certain of the additional costs.  Pursuant to the joint operating agreement for the property, the disagreement is required to be resolved through arbitration.

6.    Subsequent event

In Septmber 2012, the Company completed the sale of its interest in the Copano Bay project in exchange for $50,000.

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

As of July 31, 2012, we owned interests in (i) approximately 8,900 gross (5,050 net) acres in the Midland Basin, (ii) approximately 108,715 gross (54,357 net) acres in the Pedregosa Basin and (iii) approximately 3,300 gross (1,650 net) acres in Colorado and 3,148 gross acres in Non-Core Properties.  In August 2011, leases on approximately 1,240 gross acres in Colorado expired and were not renewed.

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

During the nine months ended July 31, 2012, we (i) completed and began production from our BVR Well No. 6-1, (ii) drilled and set casing for the Livestock Well 7-1, (iii) commenced drilling operations on the Livestock Well 18-1.

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

Recent Transactions

ApClark Joint Venture

On July 20, 2012, we entered into a Contribution Agreement (the “Contribution Agreement”), by and among us, ApClark, LLC, our wholly-owned subsidiary (“ApClark”) and KP-RAHR Ventures III, LLC (“KP Ventures”), pursuant to which (i) we contributed $1,000 and certain of our oil and gas assets to ApClark in consideration of 1,000 shares of Class A Membership Units of ApClark (the “Class A Membership Units”) and (ii) KP Ventures contributed approximately $2,600,000 (the “KP Ventures Cash Consideration”) to ApClark in consideration of 1,000 shares of Class B Non-Voting Convertible Preferred Membership Units of ApClark (the “Class B Membership Units” and the transaction, the “Asset Transaction”).  KP Ventures has the option to contribute additional funds to ApClark, up to an aggregate of $7,600,000, for no further equity consideration.

In connection with the Contribution Agreement, we entered into a Company Agreement (the “Operating Agreement”) governing the operations of ApClark and defining various rights of us and KP Ventures.

Pursuant to the Operating Agreement, KP Ventures shall receive a preferred return of 12% per annum (the “Preferred Return”) on the KP Ventures Cash Consideration until such time as the KP Ventures Cash Consideration is repaid.  Once the KP Ventures Cash Consideration is repaid, including all accrued Preferred Returns, the Class B Membership Units shall automatically convert into Class C Non-Voting Net Profit Membership Units (the “Class C Membership Units”), which represent a non-dilutable “Net Profits” interest (“NPI”) in ApClark and the assets owned by ApClark and a percentage of all outstanding membership units of ApClark initially equal to the NPI.  The amount of the NPI granted depends on when the KP Ventures Cash Consideration and Preferred Return is paid, as follows:

Date of Repayment in Full	NPI %

On or prior to six month anniversary	7.5%
After six months but on or prior to two year anniversary	15%
After two years but on or prior to three year anniversary	20%
After three years	50%

We will be responsible for the operations of ApClark and have the right to appoint the sole director of ApClark, provided that, the consent of KP Ventures is required in certain situations, including, but not limited to: expanding the scope of the business; admit additional members or transfer of membership units; approve annual budget; any merger or sale of all or substantially all of the assets of ApClark; voluntary liquidation, dissolution or winding up of ApClark; and to make any cash distributions.

In addition, we entered into a Pledge Agreement (the “Pledge Agreement”) pursuant to which we pledged the Class A Membership Units to KP Ventures to secure our obligations and performance thereunder and under the Contribution Agreement and Operating Agreement, which such Class A Membership Units shall be held pursuant to an escrow agreement.

Silver Bullet Amendment

Previously, we entered into a security agreement, dated as of September 27, 2011, pursuant to which, as security for the repayment of promissory notes in the principal face amount of $3,000,000 (the “Notes”), we issued to Silver Bullet Property Holdings SDN BHD (“Silver Bullet”) a first priority security interest (the “Security Interest”) in certain of our assets that were contributed to ApClark pursuant to the Contribution Agreement (the “Pledged Assets”).  In connection with the Asset Transaction, we, ApClark, Silver Bullet and KP Ventures entered into a subordination agreement (the “Subordination Agreement”), pursuant to which Silver Bullet subordinated its Security Interest to KP Ventures, so that KP Ventures would have a first priority interest in the Pledged Assets until KP Ventures is repaid the KP Ventures Cash Consideration and Preferred Return.  In addition, we previously granted Silver Bullet a “net profits” interest of 9% on the Pledged Assets (the “Silver Bullet NPI”), which Silver Bullet NPI was capped at 25% of the outstanding principal and accrued interest owed under the Notes (the “Silver Bullet NPI Limitation”).

As consideration for Silver Bullet to enter into the Subordination Agreement, we agreed to increase the interest on the Notes to 12% per annum and remove the Silver Bullet NPI Limitation so there is no cap on the maximum amount of Silver Bullet NPI that Silver Bullet can receive.

Consolidated Results of Operations for the Three Months Ended July 31, 2012 Compared to the Three Months Ended July 31, 2011

Revenues for the three months ended July 31, 2012 totaled $251,184 as compared to $515,955 for the three months ended July 31, 2011.  The decrease totaling $264,771 resulted from the change in the price of oil (approximately $112,000) and a decrease in the production from our wells.

Selling general and administrative expenses decreased $70,481 from $535,345 during the three months ended July 31, 2011 to $464,865 during the three months ended July 31, 2012.  This decrease is primarily the result of a decrease of approximately $75,000 in the stock based compensation recorded as the result of the full vesting of stock option grants to officers and a decrease of approximately $40,000 in professional fees, which were offset by an increase in stock based compensation of approximately $60,000 for the vesting of shares granted to a director.

Depreciation, depletion and accretion increased by $70,874 to $174,352 during the three months ended July 31, 2012 as compared to $103,478 during the three months ended July 31, 2011.  The increase was the result of production from the BVR Well No. 6-1 and Everett No. 3 wells we drilled in the past 12 months.

Lease operating expenses decreased $36,510 from $229,993 during the three months ended July 31, 2011 to $193,483 during the three months ended July 31, 2012.  The decrease was primarily the result of the decrease in production during the quarter.

We incurred interest expense totaling $94,936 during the three months ended July 31, 2012 as compared to $68,139 for the three months ended July 31, 2011.  The interest expenses were predominately the result of borrowings on the notes due to Silver Bullet and amortization of the discount on the Contribution Agreement.

We incurred a net loss during the three months ended July 31, 2012 of $676,452, compared to a net loss of $498,703 during the three months ended July 31, 2011.

 Consolidated Results of Operations for the Nine Months Ended July 31, 2012 Compared to the Nine Months Ended July 31, 2011

Revenues for the nine months ended July 31, 2012 totaled $1,321,934 as compared to $1,408,718 during the nine months ended July 31, 2011.  The decrease, totaling $86,784, was primarily the result of the decrease in the price of oil during the quarter ended July 31, 2012.

Selling general and administrative expenses decreased $359,964 from $1,862,065 during the nine months ended July 31, 2011 to $1,502,101 during the nine months ended July 31, 2012.  This decrease is primarily the result of a decrease of approximately $370,000 in stock based compensation as the result of the vesting of stock option grants.

Depreciation, depletion and accretion increased by $204,484 to $677,603 during the nine months July 31, 2012 as compared to $473,119 during the nine months ended July 31, 2011.  The increase was the result of the production from the BVR Well No. 6-1 and Everett No. 3 wells we drilled in the past 12 months.

Lease operating expenses increased $70,149 from $582,229 during the nine months ended July 31, 2011 to $652,378 during the nine months ended July 31, 2012.  The increase was the result of the higher cost of operations from the Copano Bay, BVR Well No. 6-1 and Everett 3 wells.

 During the period ended July 31, 2011, we incurred exploration expenses of $106,394. These costs related primarily to the 2-D seismic work done on the Pedregosa property.  There were no exploration costs in the period ended July 31, 2012.

We incurred interest expense totaling $1,901,588 during the nine months ended July 31, 2011.  The interest was incurred on promissory notes totaling $1,560,000 and bridge notes totaling $1,745,300 as well as on the discount and beneficial conversion features on the bridge notes. Interest expense totaling $213,599 in the period ended July 31, 2012 was primarily the result of borrowings on the notes due to Silver Bullet and amortization of the discount on the Contribution Agreement.

We incurred a net loss for the period ended July 31, 2012 of $1,723,747, compared to a net loss of $3,647,105 for the period ended July 31, 2011.

Liquidity and Capital Resources

As of July 31, 2012, we had cash and cash equivalents on hand of $2,892,108. We believe this amount, together with production from existing wells and the two wells being completed in September 2012, are sufficient to fund our general and administrative costs for the next twelve months. However, we do not have sufficient funds on hand in order to fund any capital expenditures for the drilling of new wells or the recompletion of existing wells. We expect to rely on external sources of capital in order to continue to fund our capital expenditures.  We do not have any firm commitments to raise additional capital nor is there any assurance sufficient capital will be available at acceptable terms, if at all.

Pursuant to the Operating Agreement, KP Ventures shall receive a 12 Preferred Return on the KP Ventures Cash Consideration until such time as the KP Ventures Cash Consideration is repaid.  Once the KP Ventures Cash Consideration is repaid, including all accrued Preferred Returns, the Class B Membership Units shall automatically convert into the Class C Membership Units, which represent a non-dilutable NPI in APClark and the assets owned by APClark and a percentage of all outstanding membership units of APClark initially equal to the NPI.  The amount of the NPI granted depends on when the KP Ventures Cash Consideration and Preferred Return is paid, as follows:

Date of Repayment in Full	NPI %

On or prior to six month anniversary	7.5%
After six months but on or prior to two year anniversary	15%
After two years but on or prior to three year anniversary	20%
After three years	50%

Net Cash Used In Operating Activities

Cash provided by operating activities for the nine months ended July 31, 2012 was $829,761, compared to $1,015,294 used for the comparative period.  The increase in cash provided by operating activities was from the decrease in our net loss, amortization of debt discount, a reduction in accounts receivable and increase in accounts payable.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the nine months ended July 31, 2012 was $1,777,967 compared to $5,188,641 for the comparative period.   The costs for both periods presented relate to our oil and gas acquisitions and development.  During the nine months ended July 31, 2011, the costs relate primarily to the costs associated with the drilling of the test well on the Pedregosa property, the acquisition of the Copano Bay property, the acquisition of additional leases in the AP Clark Field and costs associated with the drilling of the Everett 3 well. During the nine months ended July 31, 2012, the costs relate primarily to the completion of the BVR 6-1 well and the drilling of the two Livestock wells.

Cash Flows from Financing Activities

Cash provided by financing activities for the period ended July 31, 2012 was $3,600,000, compared to $5,658,400 for the comparative period.  The financing for the period ended July 31, 2012 was provided through a loan from Silver Bullet and from the joint venture agreement with KP –Rahr Venture III LLP.  The cash flows from investing activities for the period ended July 31, 2011 resulted from borrowings from Silver Bullet ($1.5 million), proceeds from the sale of common stock ($2,464,400) and proceeds from bridge notes ($1,745,300).

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

Pursuant to the Subordination Agreement, Silver Bullet subordinated its Security Interest to KP Ventures, so that KP Ventures would have a first priority interest in the Pledged Assets until KP Ventures is repaid the KP Ventures Cash Consideration and Preferred Return.  As consideration for Silver Bullet to enter into the Subordination Agreement, we agreed to increase the interest on the Notes to 12% per annum and remove the Silver Bullet NPI Limitation so there is no cap on the maximum amount of Silver Bullet NPI that Silver Bullet can receive.

On July 20, 2012, in connection with the Contribution Agreement, we received approximately $2,600,000 from KP Ventures in exchange for 1,000 Class B Membership Units of APClark.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

We are currently not a party to any material legal proceedings or claims.

Item 1A.   Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.      Defaults Upon Senior Securities

None.

Item 4.      Mine Safety Disclosures

Not applicable.

Item 5.      Other Information.

None.

Item 6.      Exhibits.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKSANDS PETROLEUM, INC.

Date: September 19, 2012	By:	/s/ DAVID DEMARCO
David DeMarco
Chief Executive Officer

Date: September 19, 2012	By:	/s/ DONALD GIANNATTASIO
Donald Giannattasio
Chief Financial Officer