Form 10-K
period 2012-10-31
BLACKSANDS PETROLEUM, INC.
filed 2013-02-13
CIK 1308137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates as of April 30, 2012, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $47,333,339. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates.  Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of February 11, 2013, there were 16,377,125 shares of registrant’s common stock outstanding.

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

Although forward-looking statements in this Report reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading "Risks Factors” below, as well as those discussed elsewhere in this Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. We file reports with the Securities and Exchange Commission ("SEC"). You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549.  You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Report. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

This Annual Report on Form 10-K includes the accounts of Blacksands Petroleum, Inc. and its wholly-owned subsidiaries, collectively referred to as “we”, “us” or the "Company".

Overview and History

We are an oil and natural gas exploration and development company currently focused on the acquisition and development of conventional and unconventional oil and gas fields in North America.  Our operations are conducting through our subsidiaries, including our wholly-owned subsidiaries, Blacksands Petroleum Texas LLC (“BSPE Texas”), NRG Energy Management LLC (“NRG Energy”), APClark LLC (“APClark”) and Copano Bay Holdings, LLC (“Copano Bay”) and Access Energy Inc. (“Access”), of which we own 19.88%.

We were incorporated under the laws of the State of Nevada on October 12, 2004 as Lam Liang Corp.  In June 2006, we changed our name to Blacksands Petroleum, Inc., which was in line with our new business of oil and gas exploration and development.  Access was formed under the laws of Ontario, Canada on August 26, 2005, BSPE Texas was formed under the laws of Texas on November 9, 2009, NRG Energy was formed under the laws of Texas in October 2009, APClark was formed under the laws of Delaware in 2012 and Copano Bay Holdings was formed under the laws of Texas in December 2010.

Our Competitive Strengths

We believe that we have the following business strengths that will enable us to achieve our business objectives:

•	Our management team has direct conventional and unconventional resource industry experience, including operations, exploration and production experience in the United States;
•	We operate two producing fields in Texas;
•	We have an outside operating interest in four additional wells in Texas;
•	We have in-depth experience in acquiring producing properties;
•	We have in-house accounting, engineering, land and geotechnical personnel; and
•	We are actively developing a Permian basin field (our AP Clark Field).

Our Operations

West Texas Field (also referred to herein as “AP Clark Field,” “Jo-Mill Field,” “Midland basin,” and “Permian basin”)

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

As of February 7, 2013, we owned interest in approximately 8,703 gross (5,057 net) acres in Borden Co., Texas, with an undivided interest ranging from 25% gross working interest (18.75% net revenue interest) to 85% gross working interest (63.75% net revenue interest).  In 2011, we drilled, set casing, perforated and fracture stimulated two vertical wells in Borden Co., Texas, the Westerly Everett #3 and the Beaver Valley Ranch #6-1.  During 2012, we drilled, set casing, perforated and fracture stimulated two vertical wells in Borden Co., Texas, the Livestock 7-1 and Livestock 18-1 wells.  Both wells are currently producing and are operated by NRG Energy.

BSPE Texas participated in the Everett #3 for a 70% gross working interest.  The well was drilled to 9140’ true vertical depth (“TVD”) tested the lower Spraberry, Wolfcamp, Strawn and Mississippian formation.  The well was completed and fracture stimulated in the Mississippian and subsequently perforated and fracture stimulated in the lower Spraberry and Wolfcamp using a 4-stage fracture stimulation design.  The well is currently producing six barrels of oil per day and has produced 7,400 barrels of oil since March 2011.

BSPE Texas participated and operated the Beaver Valley Ranch 6-1 Well for a 60% gross working interest.  The well was drilled to a 7950’ TVD tested the Wolfcamp, lower Spraberry and JO-Mill formation.  The well was completed and fracture stimulated in the Wolfcamp, lower Spraberry and Jo-Mill formations using a 6-stage fracture stimulation design.  The well is currently producing 13 barrels of oil a day and has produced 9,400 barrels of oil since November 2011.

Our share of the costs to drill these wells totalled $3,093,267.

BSPE Texas participated and operated the Livestock 7-1 Well for a 62.8% gross working interest.  The well was drilled to a 8224’ TVD tested the Cline, Wolfcamp, lower Spraberry and JO-Mill formation.  The well was completed and fracture stimulated in the Wolfcamp, Dean, lower Spraberry and Jo-Mill formations using a 4-stage fracture stimulation design.  The well is currently producing 40 barrels of oil a day and has produced 2,100 barrels of oil since November 2012.

BSPE Texas participated and operated the Livestock 18-1 Well for a 65.65% gross working interest.  The well was drilled to a 8260’ TVD tested the Cline, Wolfcamp, lower Spraberry and JO-Mill formation.  The well was completed and fracture stimulated in the Cline, Wolfcamp, Dean, lower Spraberry and Jo-Mill formations using a 5-stage fracture stimulation design.  The well is currently producing 22 barrels of oil a day and has produced 2500 barrels of oil since October 2012.

Our share of the costs to drill these wells totalled $2,499,234 through October 31, 2012.

Hydraulic fracturing is the process required to stimulate oil and natural gas flow from hydrocarbon bearing formations into the well bore.  As part of the fracturing process, companies typically inject water and sand or other items into rock formations to create "fractures" or conduits through which the oil and natural gas can flow into the wellbore.  The selection of individual ingredients to use in the fracturing process involves complex technical decisions, including an assessment and analysis of the scientific data regarding the petrophysics and the geology of the specific formations to be fracture stimulated and an understanding and assessment of the pressures and fracturing efficiency of the various materials that may be used in the process for each specific geological formation. Decisions on whether to employ fracturing techniques, the individual ingredients to use, and how to conduct the fracturing activities are a part of the Company's day-to-day, ordinary business operations.

J.E. Pettus Gas Unit (known as “Cabeza Creek Field”)

In November 2009, we purchased, for approximately $430,000 including legal and other costs, through BSPE Texas, the J.E. Pettus Gas Unit located in Goliad County, Texas, previously owned by Pioneer Natural Resources USA, Inc. The Gas Unit includes five active gas wells and 20 non-producing gas wells located on approximately 3,700 acres in Goliad County, Texas. The interest acquired by BSPE Texas is 100% with all rights, title and interest from the surface to 8,500 feet below the surface and 10.67% below 8,500 feet. The other interest owners with rights below 8,500 feet beneath the surface are: XTO Energy Inc. with a 35% interest, ConocoPhillips Company with a 45.67% interest, and Anadarko Petroleum Corp. with an 8.66% interest. We are the operator of all depth rights. The gas and oil production is from conventional Gulf Coast sand-stone formations.

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

We purchased 6.5 squares of 3-D seismic over the Cabeza Creek Field from Western Geophysical for approximately $98,000. This seismic data was utilized to help identify potential proven developed non-producing and proven undeveloped reserves on the property.  We have identified several sites that can be used to drill new wells and wells that are economically feasible to reopen.  We have delayed action on these sites as we continue with our development program in the APClark Field.

Beech Creek Field

On April 5, 2010, we purchased different working interests in the Beech Creek wells No. 1 and No. A-2 located in Hardin County, Texas for $740,798 in cash. These property interests were previously owned by a group of five different working interest owners. The two oil wells each included held by production 44 acres for a total of 88 acres. A 30.0587% working interest was acquired in the Beech Creek Well No. 1. A 24.4337% working interest was acquired in the Beech Creek Well No. A-2. The wells are not operated by us or any of our affiliates..

Copano Bay

Effective November 1, 2010, we acquired a 50% working interest (37.5% net revenue interest) in certain operating oil and gas leases in and around Aransas County, Texas for $100,000.  There were four active wells on the property.   In connection with the acquisition, we recorded an asset retirement obligation totalling $126,040.

Effective July 1, 2012, we disposed of our interest in the property in exchange for $50,000.  We reported a gain of $10,277 on the sale of this field.

Del Norte

On September 9, 2010, we acquired a 50% undivided leasehold working interest in and to approximately 3,200 acres of land located in Rio Grande County in Colorado from Dan A. Hughes Company for an initial acquisition cost of $200,000.  The property has no production and was accounted for as an acquisition of unproved property.  Pursuant to the agreement, we have the option to participate in the drilling of a test well.  If we participate in the drilling of this test well, all costs associated with the well will be borne equally.  As a result of this acquisition, we recorded $200,000 in unproved properties. In August 2011, leases covering approximately 1,240 of these acres expired.  As a result, we reported an impairment charge of $77,703 for the expired leases.

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

As of February 8, 2013 we owned interest in approximately 147,262 gross acres (73,631 net) acres in the Pedregosa Basin. In December 2010, 37 linear miles of 2-D seismic data were surveyed and acquired on the southern part of the Pedregosa Basin project.  The data was processed and interpreted with final interpretations reviewed with Hughes in October 2011.  The primary southern prospect, a four way structural closure, was confirmed.  A drilling location for the southern prospect area was evaluated.  We have delayed the drilling of a well on this location while we develop our proved reserves in the AP Clark Field.

In May 2011, the Hughes #1 Big Hatchet North Unit 14 State was drilled to a depth of 5630’ TVD in the north area of the Pedregosa Project to test the Percha Shale.  The well was logged, plugged and abandoned.

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

Environmental

United States

Like the oil and natural gas industry in general, our properties are subject to extensive and changing federal, state and local laws and regulations designed to protect and preserve natural resources and the environment. The recent trend in environmental legislation and regulation in the oil and natural gas industry is generally toward stricter standards, and this trend is likely to continue. These laws and regulations often require a permit or other authorization before construction or drilling commences and for certain other activities; limit or prohibit access, especially in wilderness areas with endangered or threatened plant or animal species; impose restrictions on construction, drilling and other exploration and production activities; regulate air emissions, wastewater and other production and waste streams from our operations; impose substantial liabilities for pollution that may result from our operations; and require the reclamation of certain lands.

The permits required for many of our operations are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations are subject to fines, compliance orders, and other enforcement actions.  We are not aware of any material noncompliance with current applicable environmental laws and regulations, and we have no material commitments for capital expenditures to comply with existing environmental requirements, however, given the complex regulatory requirements applicable to our operations, and the rapidly changing nature of environmental laws in our industry, we cannot predict our future exposure concerning such matters, and our future costs to achieve compliance, or remedy potential violations, could be significant. Our operations require permits and are regulated under environmental laws, and current or future noncompliance with such laws, as well as changes to existing laws or interpretations thereof, could have a significant impact on us, as well as the oil and natural gas industry in general.

 Waste Disposal and Contamination Issues

The federal Comprehensive Environmental Response, Compensation and Liability Act and comparable state laws may impose strict and joint and several liability on owners and operators of contaminated sites and on persons who disposed of or arranged for the disposal of hazardous substances found at such sites. Under these and other laws, the government, neighboring landowners and other third parties may recover the costs of responding to soil and groundwater contamination and threatened releases of hazardous substances, and seek recovery for related natural resources damages, personal injury and property damage. Some of our properties have been used for exploration and production activities for a number of years by third parties, and such properties could result in unknown cleanup liabilities for us.

The federal Resource Conservation and Recovery Act (the “RCRA”) and comparable state statutes govern the management, storage, treatment and disposal of solid waste and hazardous waste and authorize imposition of substantial fines and penalties for noncompliance. Although RCRA classifies certain of our oil field wastes as “non-hazardous” (for example, the waters produced from hydraulic fracturing operations), such wastes could be reclassified as hazardous wastes in the future, thereby making them subject to more stringent handling and disposal requirements which could have a material impact on us.

Water Regulation

The federal Clean Water Act (the “CWA”), the federal Safe Drinking Water Act (the “SWDA”) and analogous state laws restrict the discharge of wastewater and other pollutants into surface waters or underground wells and the construction of facilities in wetland areas without a permit. Federal regulations also require certain owners or operators of facilities that store or otherwise handle oil, such as us, to prepare and implement spill prevention, control countermeasure and response plans relating to the possible discharge of oil into surface waters. In addition, the Oil Pollution Act (the “OPA”) contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. For onshore and offshore facilities that may affect waters of the United States, the OPA requires an operator to demonstrate financial responsibility. Regulations are currently being developed or considered under federal and state laws concerning oil pollution prevention and other matters that may impose additional regulatory burdens on us.

These and similar state laws also govern the management and disposal of produced waters from our extraction process. Currently, wastewater associated with oil and natural gas production from shale formations is prohibited from being directly discharged to waterways and other waters of the U.S. While some of our wastewater is reused or re-injected, a significant amount still requires disposal. As a result, some wastewater is transported to third-party treatment plants. In October 2011, citing concerns that third-party treatment plants may not be properly equipped to handle wastewater from shale gas operations, the United States Environmental Protection Agency (the “EPA”) announced that it will consider federal pre-treatment standards for these wastewaters. We cannot predict the EPA’s future actions in this regard, but future regulation of our produced waters or other waste streams could have a material impact on us.

Air Emissions And Climate Change

The federal Clean Air Act (“CAA”) imposes permit requirements and operational restrictions on certain sources of emissions used in our operations. In July 2011, the EPA published proposed New Source Performance Standards (“NSPS”) and National Emissions Standards for Hazardous Air Pollutants (“NESHAPs”) that would, if adopted, amend existing NSPS and NESHAP standards for oil and natural gas facilities and create new NSPS standards for oil and natural gas production, transmission and distribution facilities. Importantly, these standards would include standards for hydraulically fractured wells, which are widely used in our operations. The standards would apply to newly drilled and fractured wells as well as existing wells that are refractured. A court has directed the EPA to issue final rules by April 3, 2012. In a report issued in late 2011, the Shale Gas Production Subcommittee of the Department of Energy (the “DOE Shale Gas Subcommittee”) called on the EPA to complete the rulemaking quickly and recommended expanding the shale gas emission sources to be covered by the new rules. The DOE Shale Gas Subcommittee also encouraged states to take similar action, and included several other recommendations for studying and reducing air emissions from shale gas production activities. Because the EPA’s regulations have not yet been finalized, we cannot at this time predict the impact they may have on our financial condition or results of operation.

The issue of climate change has received increasing regulatory attention in recent years. The EPA has issued regulations governing carbon dioxide, methane and other greenhouse gas (“GHG”) emissions citing its authority under the CAA. Several of these regulations have been challenged in litigation that is currently pending before the federal D.C. Circuit Court of Appeals. In December 2011, the EPA issued amendments to a final rule issued in 2010 requiring reporting of GHG emissions from the oil and natural gas industry. Under this rule, we are obligated to report to the EPA certain GHG emissions from our operations. We do not expect that the costs of this new reporting will be material to us. In a late 2011 report, the DOE Shale Gas Subcommittee recommended that the EPA expand reporting requirements for GHG emissions from shale gas emission sources, and include methane in reporting requirements. More generally, several proposals to regulate GHG emissions have been proposed in the U.S. Congress, and various states have taken steps to regulate GHG emissions. The adoption and implementation of regulations or legislation imposing restrictions or other regulatory obligations on emissions of GHGs from oil and natural gas operations could require us to obtain permits or allowances for our GHG emissions, install new pollution controls, increase our operational costs, limit our operations or adversely affect demand for the oil and natural gas produced from our lands.

Regulation of Hydraulic Fracturing

Our industry uses hydraulic fracturing to recover oil and natural gas in deep shale and other previously inaccessible subsurface geological formations. Hydraulic fracturing (or “fracking”) is a process to significantly increase production in drilled wells by creating or expanding cracks, or fractures, in underground formations by injecting water, sand and other additives into formations at high pressures. Like others in our industry, we use this process as a means to increase the productivity of our wells. Although hydraulic fracturing has been an accepted practice in the oil and natural gas industry for many years, its use has dramatically increased in the last decade, and concerns over its potential environmental effects have received increasing attention from regulators and the public.

Under the Safe Drinking Water Act (“SDWA”), the EPA is prohibited from regulating the injection of fracking fluids through its underground injection control program, except in limited circumstances (for example, the EPA has asserted that it has authority to regulate when diesel is a component of the fluids). Waters produced from fracking operations must be disposed of in accordance with federal and state regulations. As discussed above, the EPA has announced an intention to propose pre-treatment standards for produced waters that are to be disposed of at third-party wastewater treatment plants. Separately, the EPA is studying the effects of fracking on drinking water as a result of Congressional and public concern over fracking’s potential to impact groundwater supplies, and the EPA has indicated that it expects to issue its findings later this year.

In that regard, the EPA recently issued a study indicating that contamination may have resulted from certain fracking operations in Wyoming. The operator of the wells has challenged the EPA’s findings, contending that other activities may be to blame for contaminated groundwater in the area, but the EPA’s findings can be expected to draw increased attention to potential groundwater impacts from fracking. In late 2011, the DOE Shale Gas Subcommittee recommended further study and coordination of federal, state and local efforts to determine and monitor potential groundwater impacts from fracking activities.

Other federal agencies, including the DOE and the Department of Interior, and the U.S. Congress are also investigating the potential impacts of fracking. In addition, bills have been introduced in the U.S. Congress to amend the SWDA to allow the EPA to regulate the injection of fracking fluids, which could require our and similar operations to meet federal permitting and financial assurance requirements, adhere to certain construction and testing specifications, fulfill monitoring, reporting, and recordkeeping obligations, and meet plugging and abandonment requirements. In addition, the federal Bureau of Land Management is developing draft regulations that would require companies drilling on federal land to disclose details of chemical additives, test the integrity of wells and report on water use and waste management. In November 2011, the EPA announced that it would solicit public input on possible reporting requirements for chemicals used in fracking under the authority of the federal Toxic Substances Control Act.

States, which traditionally have been the primary regulators of exploration and production wells, are also considering or have recently adopted, or may in the future adopt, additional regulations governing fracking activities. For example, North Dakota recently adopted regulations, effective April 1, 2012, to require disclosure of the chemical components of hydraulic fracturing fluids. We believe that compliance with any new reporting requirements will not have a material adverse impact on us. Nonetheless, these disclosures could make it easier for third parties who oppose fracking to initiate legal proceedings based on allegations that chemicals used in fracking could contaminate groundwater.

In addition, concerns have been raised about the potential for fracking to cause earthquakes through the disposal of produced waters into Class II underground injection control (“UIC”). The EPA’s current regulatory requirements for such wells do not require the consideration of seismic impacts when issuing permits. Some environmentalists have asked the EPA to consider reversing an exemption that excludes such wastewaters from hazardous waste rules, which would subject the wastes to more stringent management and disposal requirements. We cannot predict the EPA’s future actions in this regard. Certain states, such as Ohio, where earthquakes have been alleged to be linked to fracking activities, have proposed regulations that would require mandatory reviews of seismic data and related testing and monitoring as part of the future permitting process for UIC wells. In addition, certain other states, including New York, New Jersey and Vermont have sought to place moratoria on fracking or subject it to more stringent permitting and well construction and testing requirements.

Employees

As of February 7, 2013, we have four employees, including the chief executive officer, chief financial officer, vice president in charge of land and acquisitions and a manager in charge of development and production. We believe our relationships with our employees are good.  None of our employees are represented by labor unions and we are not a party to any collective bargaining agreement.

ITEM 1A - RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $3,443,645 for the year ended October 31, 2012 and $6,092,933 for the year ended October 31, 2011.  In addition, at October 31, 2012, we had an accumulated deficit of $20,459,318. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future.  Our operations are subject to the risks and competition inherent in early stage oil and gas exploration companies. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether production from our operating wells continues at their current rates. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

We will require additional financing in order to continue to expand our operating and exploration activities or we will fail.

The Company had $1,160,320 as of October 31, 2012, and $240,314 as of October 31, 2011 in cash and cash equivalents. Operating costs of exploration and development programs may be greater than we anticipate, such that we may have to seek additional funds sooner than otherwise expected.  We anticipate that our existing cash and cash equivalents will enable us to maintain our current operations for at least the next 12 months, and we anticipate that we will require up to an additional capital of $5 million to maintain our current drilling program for the next 12 months.

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

We have substantial capital requirements that, if not met, may hinder our operations.

We anticipate that we will make substantial capital expenditures for the acquisition, exploration, development and production of oil and natural gas reserves in the future and for future drilling programs. If we have insufficient revenues, we may have a limited ability to expend the capital necessary to undertake or complete future drilling programs. We cannot assure you that debt or equity financing, or cash generated by operations, will be available or sufficient to meet these requirements or for other corporate purposes, or if debt or equity financing is available, that it will be on terms acceptable to us. Moreover, future activities may require us to alter our capitalization significantly. Our inability to access sufficient capital for our operations could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

The lack of availability or high cost of drilling rigs, fracture stimulation crews, equipment, supplies, insurance, personnel and oil field services could adversely affect our ability to execute our exploration and development plans on a timely basis and within our budget.

Our industry is cyclical and, from time to time, there is a shortage of drilling rigs, fracture stimulation crews, equipment, supplies, key infrastructure, insurance or qualified personnel. During these periods, the costs and delivery times of rigs, equipment and supplies are substantially greater. In addition, the demand for, and wage rates of, qualified crews rise as the number of active rigs and completion fleets in service increases. If increasing levels of exploration and production result in response to strong prices of oil and natural gas, the demand for oilfield services will likely rise, and the costs of these services will likely increase, while the quality of these services may suffer. If the lack of availability or high cost of drilling rigs, equipment, supplies, insurance or qualified personnel were particularly severe in Texas, New Mexico or Colorado, we could be materially and adversely affected because our operations and properties are concentrated in those areas.

Compliance with government regulations may require significant expenditures.

Our business is subject to federal, state and local laws and regulations relating to the exploration for, and the development, production and transportation of oil and gas, as well as safety matters. Although we will attempt to conduct due diligence concerning standard compliance issues, there is a heightened risk that our target properties are not in compliance because of lack of funding. We may be required to make significant expenditures to comply with governmental laws and regulations that may have a material adverse effect on our financial condition and results of operations. Even if the properties are in substantial compliance with all applicable laws and regulations, the requirements imposed by such laws and regulations are frequently changed and are subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Environmental regulations and costs of remediation could have a material adverse effect on our operations.

Our operations are subject to complex and constantly changing environmental laws and regulations adopted by federal, state and local government authorities. The implementation of new, or the modification of existing, laws or regulations could have a material adverse effect on our operations. The discharge of oil, gas or other pollutants into the air, soil, or water may give rise to significant liabilities on our part to the government and third parties, and may require us to incur substantial costs of remediation. We will be required to consider and negotiate the responsibility of the Company for prior and ongoing environmental liabilities. We may be required to post or assume bonds or other financial guarantees with the parties from whom we purchase properties or with governments to provide financial assurance that we can meet potential remediation costs. There can be no assurance that existing environmental laws or regulations, as currently interpreted or reinterpreted in the future, or future laws or regulations will not materially adversely affect our results of operation and financial condition or that material indemnity claims will not arise against us with respect to properties acquired by us.

Certain United States federal income tax deductions currently available with respect to oil and natural gas exploration and production may be eliminated as a result of future legislation.

On September 12, 2011, President Obama sent to Congress a legislative package that included proposed legislation that, if enacted into law, would eliminate certain key United States federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, among other proposals:

•	the repeal of the limited percentage depletion allowance for oil and natural gas production in the United States;
•	the replacement of expensing intangible drilling and development costs in the year incurred with an amortization of those costs over several years;
•	the elimination of the deduction for certain domestic production activities; and
•	an extension of the amortization period for certain geological and geophysical expenditures.

While that package was not taken up by Congress, there has been renewed discussion regarding these and other proposals regarding reducing or eliminating tax breaks for oil and gas companies in connection with discussions on the budget and overall corporate tax reform.  It is unclear whether these or similar changes will be enacted. The passage of this legislation or any similar changes in federal income tax laws could eliminate or postpone certain tax deductions that are currently available with respect to U.S. oil and natural gas exploration and development. Any such changes could have an adverse effect on our financial position, results of operations and cash flows.

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

The Company, through its wholly owned subsidiaries, BSPE Texas, APClark and Copano Bay Holdings, currently focuses on the conventional oil and gas industry. BSPE Texas currently owns a single property and has an interest in several additional properties. APClark currently has an interest in certain wells located in the AP Clark field.  Larger companies have the ability to manage their risk by diversification. However, we lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate. The Company has a limited number of revenue generating properties. This revenue generating property historical revenue is derived from Natural Gas and Oil. Therefore, the price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth

Our business may suffer if we do not attract and retain talented personnel.

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

Hydraulic fracturing, the process used for releasing oil and natural gas from shale rock, has recently come under increased scrutiny and could be the subject of further regulation that could impact the timing and cost of development.

Recently there has been increasing public and regulatory attention focused on the potential environmental impact of hydraulic fracturing (or “fracking”) operations. This process, which involves the injection of water, sand and certain additives deep underground to release natural gas, natural gas liquids and oil deposits, is central to our operations and future regulation of these activities could have a material adverse impact on our business, financial condition and results of operations.

Various government agencies, political representatives and public interest groups have raised concerns about the potential for fracking to lead to groundwater contamination, and various regulatory and legislative measures have been proposed or adopted at the federal, state and local level to study or monitor related concerns, to regulate well operations and related production and waste streams, or to ban fracking entirely. For example, various states and federal regulatory authorities require or are considering requiring public disclosure of the chemicals contained in fracking fluids, and testing and monitoring obligations relating to well integrity and operation. North Dakota, a state in which we conduct operations, recently amended its current regulations to require additional pollution control equipment at well sites and enhanced emergency response procedures in addition to other measures designed to reduce potential environmental impacts. In 2011, the EPA announced its intention to consider pre-treatment standards for produced waters that are sent to third party wastewater treatment plants.

In addition, bills have been proposed in the U.S. Congress to allow the EPA to regulate the injection of fracking fluids under the federal Safe Drinking Water Act, which could require hydraulic fracturing operations to meet federal permitting and financial assurance requirements, adhere to certain construction specifications, fulfill monitoring, reporting, and recordkeeping obligations, and meet plugging and abandonment requirements. The proposed legislation also would require the reporting and public disclosure of chemicals used in the fracturing process, which could make it easier for third parties opposing the hydraulic fracturing process to initiate legal proceedings based on allegations that specific chemicals used in the fracturing process could adversely affect groundwater. In addition, in light of concerns about seismic activity being triggered by the injection of produced waters into underground wells, certain regulators are considering additional requirements related to seismic safety. Other concerns have been raised regarding water usage, air emissions (including greenhouse gas emissions) and waste disposal, and certain jurisdictions have imposed moratoria on fracking operations while the potential impacts are studied. The EPA, Congress and other government representatives continue to investigate the impacts of fracking, and additional studies and regulatory or legislative initiatives are possible. See “Item 1 – Business Overview – Environmental Laws and Regulations” for further discussion of applicable environmental laws.

Depending on the legislation that may ultimately be enacted or the regulations that may be adopted at the federal, and/or state levels, exploration and production activities that entail hydraulic fracturing could be subject to additional regulation and permitting requirements. Individually or collectively, such new legislation or regulation could lead to operational delays or increased operating costs and could result in additional burdens that could increase the costs and delay or curtail the development of unconventional oil and natural gas resources from shale formations which are not commercial without the use of hydraulic fracturing. This could have an adverse effect on our business, financial condition and results of operations.

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

Messrs. Rick Wilson and Richard Hunter are involved or affiliated with one or more other oil and gas resource exploration companies. As a result of this relationship, he may have or may develop a conflict of interest with us.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended October 31, 2013 at the earliest, if at all.  If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We maintain our principal executive offices at 800 Bering, Suite 250, Houston, Texas 77057. Our telephone number at that office is (713) 554-4491 and our facsimile number is (713) 583-1617.   Our rent is on a month to month basis and totals $2,800 per month.

Reserve Estimation Procedures and Audits

The information included in this Report about the Company’s proved reserves as of October 31, 2012 and 2011, which were located in the United States, is based on evaluations prepared by (i) the Company’s engineers and audited by Hamilton Group (“Hamilton”) (2012) and Corridor & Associates (“Corridor”) (2011) (collectively, the “Independent Petroleum Engineers”). The Company has no oil and gas reserves from non-traditional sources. Additionally, the Company does not provide optional disclosure of probable or possible reserves.

Reserve estimation procedures. The Company has established internal controls over reserve estimation processes and procedures to support the accurate and timely preparation and disclosure of reserve estimates in accordance with SEC and GAAP requirements. These controls include the annual external audits of substantial portions of the Company’s proved reserves by the Independent Petroleum Engineers.

Proved reserves audits. The reserve audits performed by the Independent Petroleum Engineers  in the aggregate represented 100 % of the Company’s 2012 and 2011 proved reserves.

The Independent Petroleum Engineers follow the general principles set forth in the standards pertaining to the estimating and auditing of oil and gas reserve information promulgated by the Society of Petroleum Engineers (“SPE”). A reserve audit as defined by the SPE is not the same as a financial audit. The SPE’s definition of a reserve audit includes the following concepts:

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

To further clarify, in conjunction with the audit of the Company’s proved reserves and associated pre-tax present value discounted at ten percent, the Company provided to the Independent Petroleum Engineers its engineering and geoscience technical data and analyses. Following the Independent Petroleum Engineers’ review of that data, they had the option of honoring the Company’s interpretation, or making their own interpretation. No data was withheld from the Independent Petroleum Engineers.  The Independent Petroleum Engineers accepted without independent verification the accuracy and completeness of the historical information and data furnished by the Company with respect to ownership interest, oil and gas production, well test data, commodity prices, operating and development costs, and any agreements relating to current and future operations of the properties and sales of production. However, if in the course of its evaluation something came to their attention that brought into question the validity or sufficiency of any such information or data, the Independent Petroleum Engineers did not rely on such information or data until they had satisfactorily resolved their questions relating thereto or had independently verified such information or data.

In the course of their evaluations, the Independent Petroleum Engineers prepared, for all of the properties, their own estimates of the Company’s proved reserves and the pre-tax present value of such reserves discounted at ten percent. At the conclusion of the audit process, it was the Independent Petroleum Engineers’ opinions, as set forth in their audit letters, which are included as exhibits to this Report, that the Company’s estimates of the Company’s proved oil and gas reserves and associated pre-tax present value discounted at ten percent are, in the aggregate, reasonable and have been prepared in accordance with generally accepted petroleum engineering standards promulgated by the SPE.

Qualifications of reserves preparers and auditors.  The Independent Petroleum Engineers provide petroleum property analysis services for energy clients, financial organizations and government agencies. William Crenshaw, Texas Board of Professional Engineers Registration No. 7918, was primarily responsible for auditing the Company’s reserves estimates for Hamilton and Corridor. Mr. Crenshaw has been a practicing consulting petroleum engineer at Corridor has over 28 years of practical experience in petroleum engineering, including 28 years of experience in the estimation and evaluation of proved reserves. He graduated with a Bachelor of Science degree in Petroleum Engineering in 1983 and meets or exceeds the education, training and experience requirements set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the board of directors of the SPE.

Technologies used in reserves estimates. The Company uses reliable technologies to establish additions to reserve estimates, including seismic data and interpretation, wireline formation tests, geophysical logs and core data.

Description of Properties

Net Reserves of Crude Oil and Natural Gas at October 31,

	2012	2011
Proved developed oil reserves (MBbls)	76.00	63.92
Proved developed gas reserves (Mcf)	234.53	137.03
Proved undeveloped oil reserves (MBbls)	510.30	3,324.54
Proved undeveloped gas reserves (Mcf)	275.56	2,578.67
Total proved oil reserves (MBbls)	586.30	3,388.46
Proved gas reserves (Mcf)	510.09	2,715.70

The decrease in the proved undeveloped reserves relates to the sale of the Copano Bay Field effective July 1, 2012 and the transfer of a number of proved reserves to probable reserves.  Proved reserves for the Copano Bay Field at October 31, 2011 totalled 40,140 barrels of oil.  The transfer of reserves from proved to probably is the result of the Company’s scaling back its development program for the AP Clark Field.  As a result of the change in the development program, approximately 2.2 million barrels of oil were transferred to the probable reserve category.

During the fiscal year ended October 31, 2012, the Company participated in the drilling and successful completion of two wells in the AP Clark field.  The Company’s cost for the wells totalled approximately $2.5 million.  The Company plans on drilling and completing up to an additional three wells on the AP Clark property in the next 12 months.

Developed and Undeveloped Acreage

	Developed Acreage		Undeveloped Acreage
Geographic Area:	Gross	Net	Gross	Net
Year ended October 31, 2012
Cabeza Creek	3,689	3,689	--	--
Beech Creek	88	24	--	--
AP Clark	400	127	8,300	4,923

Year ended October 31, 2011
Cabeza Creek	3,689	3,689	--	--
Beech Creek	88	24	--	--
AP Clark	160	74	8,543	4,983
Copano Bay	--	--	--	--

The following table summarizes our oil and gas production revenue and costs, our productive wells and acreage, undeveloped acreage and drilling activities for each of the last two years ended October 31.

	2012	2011
Production
Net oil production (Bbls)	14,483	24,439
Net gas production (Mcf)	32,893	41,043
Total production (MBoe) (1)	19,965	31,280
Average sales price per Bbl of oil	$95.89	$81.39
Average sales price per Mcf of gas	$2.82	$6.38
Average sales price per Boe	$79.40	$70.44
Average production cost per MBoe	$38.47	$25.46

(1)	Oil and gas were combined by converting gas to a Boe equivalent on the basis of 6 Mcf of gas to 1 Bbl of oil

The following tables summarize the Company’s United States development and exploration/extension drilling activities during 2012:

	Development Drilling
	Beginning Wells In Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Ending Wells In Progress
Cabeza Creek	----	----	----	-----	----
Beech Creek	—	----	----	----	—
AP Clark	—	2	2	—	—
Copano Bay	—	----	—	—	----

Total United States	----	2	2	0	----

Exploration/Extension Drilling
	Beginning Wells In Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Sold Wells	Ending Wells In Progress
Cabeza Creek	—	----	----	—	—	----
Beech Creek	----	----	----		—	----
AP Clark	----	----	----	—	—	----
Copano Bay	----	----	----	—	—	----
Pedregosa	----	----	----	----	—	—
Cometa Ranch	----	----	----	----	-----	—

Total United States	----	-----	---	----	----	----

The following table summarizes the Company’s average daily oil, gas and total production by asset area during 2012:

	Oil (Bbls)	Gas (Mcf)	Total (BOE)
Cabeza Creek	5	69	17
Beech Creek	8	--	8
AP Clark	22	20	25
Copano Bay	9	--	9
Pedregosa	--	--	--
Cometa Ranch	--	--	--
Del Norte	--	--	--

Total	44	89	59

The following table summarizes the Company’s costs incurred by geographic area during 2012:

	Property Acquisition Costs		Exploration Costs	Development Costs	Asset Retirement Obligations	Total
	Proved	Unproved
Cabeza Creek	$--	$--	$--	$--	$--	$--
Beech Creek	--	--	--	1,934	--	1,934
AP Clark	112,085	--	--	2,796,527	--	2,908,612
Copano Bay	--	--	--	30,000	--	30,000
Pedregosa	--	--	952,320	--	--	952,320
Cometa Ranch	--	--	--	--	--	--
Del Norte	--	--	--	--	--	--

Total	$112,085	$--	$952,320	$2,828,461	$--	$3,892,866

ITEM 3 – LEGAL PROCEEDINGS

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently traded on the Over-the-Counter Bulletin Board under the symbol “BSPE.” For the period from November 1, 2010 through October 31, 2012, the following table sets forth the high and low sale prices of our common stock as reported by the Over-the-Counter Bulletin Board.

Period	High	Low
Fiscal Year Ended October 31, 2011:
First Quarter	$4.05	$3.30
Second Quarter	4.10	3.65
Third Quarter	4.10	4.00
Fourth Quarter	4.25	4.00
Fiscal Year Ended October 31, 2012:
First Quarter	$4.25	$4.00
Second Quarter	4.25	2.90
Third Quarter	3.05	1.45
Fourth Quarter	4.25	1.00

On February 11, 2013, the closing sale price of our common stock, as reported by the Over-the-Counter Bulletin Board, was $1.18 per share. On February 11, 2013, there were 33 holders of record of our common stock.  On January 5, 2011, a one-for-three reverse stock split was effective for our common stock.  All share prices herein reflect this reverse stock split.

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

Overview

We currently focus our oil and natural gas exploration, exploitation and development operations on projects located in Colorado, New Mexico and Texas. The higher potential impact projects (“Core Focus Areas”) are concentrated on (i) Spraberry, Wolfberry, Cline, Strawn and Mississippian formations in the Permian Basin (Midland Basin) in W. Texas, (ii) conventional reef structures in the Pedregosa Basin in S.W. New Mexico and (iii) conventional structure and stratigraphic formations and unconventional resource formations in Southern Colorado.  We also have interest in the Beech Creek Field in Hardin County Texas and the Cabeza Creek Field in Goliad Texas, which we anticipate will provide us with immediate cash flow and additional upside through recompletion potential and new drilling opportunities (“Non-core Properties”).

As of October 31, 2012, we owned interests in (i) approximately 8,700 gross (5,050 net) acres in the Midland Basin, (ii) approximately 108,715 gross (54,357 net) acres in the Pedregosa Basin, and (iii) approximately 3,300 gross (1,650 net) acres in Colorado, and (iv) 3,800 gross acres in Non-Core Properties

We have approximately 116,515 gross acres (59,900 net acres) held by production and continuous drilling operations. This includes approximately 4,000 gross acres (1,843  net acres) in Midland Basin, 108,715 gross acres (54,357 net acres) in the Pedregosa Basin, and approximately 3,800 gross acres (3,722 net acres) in the Non-Core Properties.  We have no production in Colorado.

We began oil and gas operations in the United States on November 1, 2009, with the purchase of a producing conventional oil and gas field, located in the Gulf Coast region of Texas, from Pioneer Natural Resources.  Additionally, we acquired interests in two properties located in the Gulf Coast region of Texas and one property in our Core Focus Area located in West Texas.

During the twelve months ended October 31, 2012, we (i) drilled, set casing, perforated and fracture stimulated the Livestock 7-1 well and the Livestock 18-1 well, which are currently producing (ii) obtained financing for the two Livestock wells, which also provides us with the opportunity to drill additional wells in the Midland Basin.

The Core Focus Areas provide us with the opportunity to grow reserves and cash flow by drilling and developing the properties.  The Core Focus Area we are currently focused primarily on developing is the APClark Field.  Our other properties currently provide cash flow for overhead and administrative costs, while we develop our Core Focus Areas.

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

 Projects in the next 12 months, subject to raising the capital requirements:

Subject to obtaining additional financing, the following drilling, recompletion/work-over and leasing activity may be pursued.  The projects and our share of the estimated costs are listed below:

Estimated cost based on expected participating working interest.

Project	Current WI%	No. Wells	Procedure	Est. Cost
Midland Basin	62.5-85%	3	New Drill	$3.7MM
Pedregosa Basin	50%	1	New Drill	$2MM
Colorado	50%	1	New Drill	$0.9 MM
Other producing properties	100%	3	Recompletions	$0.4 MM
Other producing properties	30%	1	New Drill	$0.5 MM
All Properties	various		New Leases	$1.3MM
Total		9		$8.8 MM

While our base case drilling, recompletion/workover and leasing activity would result in estimated costs of $8.8 million, we may expand drilling, recompletion/workover and leasing activity to as much as $22 million, if project economics and general economic conditions support the more aggressive drilling program. If we elect to expand drilling activities, we will need to access additional capital. During the fiscal year ended October 31, 2012, we entered into a joint venture agreement which provided us with $2.6 million and provides our joint venture partner the option to provide an additional $5 million in financing for future wells.  We utilized the $2.6 million in order to complete the two Livestock wells.

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

Consolidated Results of Operations for the Year Ended October 31, 2012 Compared to the Year Ended October 31, 2011

Revenues for the year ended October 31, 2012 totalled $1,588,728 as compared to $1,890,193 for the year ended October 31, 2011.  The decrease totalling $301,465 resulted in part from the disposal of the Copano Bay properties and reduced production from several of our existing wells.  The two recently completed Livestock wells did not begin production until November 2012.  We are expecting a significant increase in revenues in Fiscal 2013 as a result of having a full year of revenue from these two new wells along with the completion of two additional wells to be drilled in the AP Clark field in mid-2013.

Selling general and administrative expenses decreased by $411,593 from $2,399,538 in the fiscal year ended October 31, 2011 to $1,987,945 in the fiscal year ended October 31, 2012.  The decrease is primarily related to a decrease in the amount of stock based compensation ($224,484) and professional services ($155,388).  There were approximately $125,000 in investor relation and other professional consulting services that did not recur during the year ended October 31, 2012.

Depreciation, depletion and accretion totalled $711,192 in the year ended October 31, 2012 as compared to $866,285 for the year ended October 31, 2011.  The decrease in the depreciation, depletion and accretion was a result of the disposal of the Copano field and the lower overall production from our older wells.

Lease operating expenses increased $86,559 from $683,210 in the year ended October 31, 2011 to $769,769 in the year ended October 31, 2012.  We had higher expenses in the Copano field through disposal as a result of the higher costs for the offshore wells and the cost of repairs on those wells.  In addition, we incurred several significant repairs on several of the older wells.  We expect lease operating expenses to remain significant.

 During the years ended October 31, 2012 and 2011, we incurred exploration expenses of $952,320 and $1,771,536, respectively. These costs related primarily to the drilling of the test well on the Pedregosa property.  This well resulted in the location of immature hydrocarbons and the well was considered a dry hole.   As we continue our drilling program in some of our unproved properties, we expect to incur additional exploration costs.

We incurred a net loss for the year ended October 31, 2012 of $3,643,645, compared to a net loss of $6,292,933 for the year ended October 31, 2011.

Liquidity and Capital Resources

As of October 31, 2012, we had cash and cash equivalents on hand of $1,160,322. We believe this amount plus additional funding from our joint venture agreement with KP Energy together with production from existing wells and wells to be drilled this fiscal year is sufficient to fund our general and administrative costs for the next twelve months. Depending on the depth and formation drilled to and the frac program utilized, presuming our joint venture partner provides additional funds, we will have sufficient cash in order to fund capital expenditures for the drilling of between two and four new wells. However, if our joint venture partner does not provide additional funds, which it has no obligation to do so, we would need an additional $5 million for the next 12 months in order to fund our planned drilling program.   We do not currently have the financing in order to carry out a more robust drilling program.  We expect to rely on external sources of capital in order to continue to fund our capital expenditures.

Net Cash Provided By (Used In) Operating Activities

Cash provided by operating activities in the year ended October 31, 2012 was $241,434, compared to $1,358,716 used for the comparative period.  The difference is due the reduction in the net loss along with the lower receivables due primarily on the drilling of new wells and inceased payables (primarily on unpaid interest due to Silver Bullet and KP-Rahr.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended October 31, 2011 was $6,117,216 compared to $2,921,428 for the year ended October 31, 2012.   The costs for both periods presented relate to our oil and gas acquisitions and development.  During fiscal 2011, we acquired additional leasehold totalling approximately $1,350,000 and participated in the drilling of two additional wells costing a total of approximately $3,300,000.  During the year ended October 31, 2012, we participated in the drilling of two additional wells.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended October 31, 2011 was $6,106,285, compared to $3,600,000 for the year ended October 31, 2012.

Silver Bullet Financing

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

Bridge Financing

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

Private Placement Financing

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

KP Energy Joint Venture Agreement

On July 20, 2012, the Company entered into a Contribution Agreement (the “Contribution Agreement”), between APClark and KP-RAHR Ventures III, LLC (“KP Ventures”).  Pursuant to the Contribution Agreement (i) the Company contributed $1,000 and certain of the Company’s oil and gas assets to APClark in exchange for 1,000 shares of Class A Membership Units of ApClark (the “Class A Membership Units”) and (ii) KP Ventures contributed approximately $2,600,000 (the “KP Ventures Cash Consideration”) to APClark in consideration of 1,000 shares of Class B Non-Voting Convertible Preferred Membership Units of APClark (the “Class B Membership Units” and the transaction, the “Asset Transaction”).  KP Ventures has the option to contribute additional funds to APClark, up to an aggregate of $7,600,000, for no further equity consideration.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

During the year ended October, 31 2012 and 2011, we recorded impairments on the oil and gas assets in the Cabeza Creek Field totalling $147,370 and $158,487, respectively.  In addition, in August 2011, leases covering approximately 1,240 acres in Del Norte expired.  As a result, we reported an impairment charge of $77,703 for the expired leases. At October 31, 2012, we determined that due to title and ownership issues in one of our non-core properties, we would not be able to develop the property.  As such, we reflected an impairment on that property totalling $78,173.

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

During the fourth quarter 2011, we plugged and abandoned two wells in the Cabeza Creek Field.  The cost to plug and abandon these wells totalled $33,513.  The estimated amount of asset retirement obligations recorded on our books totalled $45,439.  As a result, we recorded a gain of $11,926.  There were no such expenses in the year ended October 31, 2012.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Blacksands Petroleum, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Blacksands Petroleum, Inc. and its subsidiaries (collectively, the “Company”) as of October 31, 2012 and 2011 and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Blacksands Petroleum, Inc. and its subsidiaries as of October 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas

February 13, 2013

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Balance Sheets October 31, 2012 and 2011

	October 31, 2012	October 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$1,160,320	$240,314
Accounts receivable	402,162	803,249
Total Current Assets	1,562,482	1,043,563
Oil and gas property costs (successful efforts method of accounting)
Proved	5,284,597	5,360,478
Unproved	1,934,595	2,012,768
Other assets	220,984	202,434
TOTAL ASSETS	$9,002,658	$8,619,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable	$60,000	$--
Accounts payable	158,131	492,051
Accrued expenses	2,416,857	439,516
Total Current Liabilities	2,634,988	931,567
Notes Payable	3,591,866	2,060,000
Asset Retirement obligation	609,502	677,318
Total Liabilities	6,836,356	3,668,885
Stockholders’ Equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized:		--
Series A - $.001 par value, 310,000 shares authorized, 250,000 shares issued and outstanding	250	250
Common stock - $0.001 par value; 100,000,000 shares authorized; 16,386,443 and 16,377,068 shares issued and outstanding at October 31, 2012 and October 31, 2011, respectively	16,387	16,378
Additional paid-in capital	22,608,983	21,949,403
Accumulated deficit	(20,459,318)	(17,015,673)
Total Stockholders’ Equity	2,166,302	4,950,358
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,002,658	$8,619,243

The accompanying notes are an integral part of these consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Statements of Operations Years Ended October 31, 2012 and 2011

	October 31
	2012	2011
Revenue:
Oil and Gas Revenue	$1,588,728	$1,890,193

Expenses:
Selling, general and administrative	1,987,945	2,399,538
Depreciation and depletion	657,472	802,716
Accretion	53,720	63,569
Lease operating expenses	769,769	683,210
Impairment of oil and gas property interest	225,543	236,181
Oil and gas exploration	952,320	1,771,536

Total expenses	4,646,769	5,956,750
Loss from Operations	(3,058,041)	(4,066,557)

Other income and expense:
Interest expense	(449,881)	(1,942,566)
Loss on extinguishment of debt	-	(52,725)
Loss on sale of assets	10,277	(31,085)
Other income	54,000	-
Total Other Income (Expense)	(385,604)	(2,026,376)

Loss before provision for income taxes	(3,443,645)	(6,092,933)
Provision for income taxes	-	-
Net Loss	(3,443,645)	(6,092,933)
Preferred stock Dividends	(200,000)	(200,000)
Net loss attributable to common shareholders	$(3,643,645)	$(6,292,933)

Loss Per Share attributable to common shareholders
Basic and diluted	$(0.22)	$(0.40)
Weighted Average Shares Outstanding
Basic & diluted	16,382,660	15,745,953

The accompanying notes are an integral part of these consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Statement of Stockholders’ Equity Years Ended October 31, 2012 and 2011

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, November 1, 2010	250,000	$250	14,951,567	$14,952	$14,238,690	$(10,922,740)	$3,331,152

Conversion of notes payable	-	-	564,667	565	1,693,435	-	1,694,000

Discount on debenture for warrants and BCF	-	-	-	-	1,745,300	-	1,745,300

Net proceeds from sale of stock	-	-	860,834	861	2,411,424	-	2,412,285

Reclassification of derivative liability	-	-	-	-	976,481	-	976,481
Stock based compensation	-	-	-	-	884,073	-	884,073
Net loss	-	-	-	-	-	(6,092,933)	(6,092,933)

Balance, October 31, 2011	250,000	250	16,377,068	16,378	21,949,403	(17,015,673)	4,950,358
Stock issued to director for services	-	-	9,375	9	64,679	-	64,688
Stock based compensation	-	-	-	-	594,901	-	594,901
Net loss	-	-	-	-	-	(3,443,645)	(3,443,645)

Balance, October 31, 2012	250,000	$250	16,386,443	$16,387	$22,608,983	$(20,459,318)	$2,166,302

The accompanying notes are an integral part of these consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Statements of Cash Flows Years Ended October 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,443,645)	$(6,092,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of oil and gas property costs	225,543	236,181
Loss on extinguishment of debt	-	52,725
Equity compensation expense	659,589	884,073
Depreciation, depletion and accretion	711,192	866,285
Amortization of debt discount	70,883	1,745,300
Gain on sale of assets	(10,277)	-
Loss from dry hole	952,320	1,665,142
Changes in operating assets and liabilities:
Accounts receivable	401,087	(593,069)
Prepaid expense and other current assets	(16,359)	(137,577)
Accounts payable and accrued expenses	691,101	15,157
Net cash flows from operating activities	241,434	(1,358,716)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for oil and gas properties	(2,940,676)	(6,117,216)
Cash received from the sale of oil and gas properties	22,500	-
Cash paid for purchase of fixed assets	(3,252)	-
Net cash flows from investing activities	(2,921,428)	(6,117,216)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable	1,000,000	2,000,000
Proceeds from joint venture agreement	2,600,000
Proceeds from demand notes payable	-	1,745,300
Proceeds from sale of common stock	-	2,412,285
Repayment of notes payable	-	(51,300)
Net cash flows from financing activities	3,600,000	6,106,285
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	920,006	(1,369,647)

CASH AND CASH EQUIVALENTS - Beginning of period	240,314	1,609,961

CASH AND CASH EQUIVALENTS - End of period	$1,160,320	$240,314

Supplemental Disclosures

Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental non-cash activities

Asset retirement obligation acquired in acquisition	$-	$136,138
Purchase of oil and gas properties with accounts payable	$-	$142,968
Discount on debt	$2,079,017	$-
Revision of asset retirement obligation	$33,128	$-
Asset retirement obligation transfered through sale of asset	$154,664	$-
Oil and gas exploration costs in accrued liabilities	$952,320	$-

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2012

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NRG Asset Management LLC, Copano Bay Holdings LLC, APClark LLC and BSPE Texas, LLC.  All significant inter-company transactions and balances have been eliminated.

Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and natural gas properties. Oil and gas properties are periodically assessed to determine whether they have been impaired. Any impairment in value of unproved properties is charged to exploration expense. The costs of unproved properties, which are determined to be productive, are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves. In accordance with ASC No. 935, exploratory drilling costs are evaluated within a one-year period after the completion of drilling. For proved properties, we compare expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset.  If the future undiscounted cash flows, based on our estimate of future natural gas and crude oil prices, operating costs, anticipated production from proved reserves and other relevant date, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value.  Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

During the years ended October 31, 2012 and 2011, the Company impaired its oil and gas properties by $225,543 and $236,181, which is reflected in the consolidated statement of operations (see note 2).

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

Concentration of credit risks

The Company’s consolidated financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintained substantially all of its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. Through December 31, 2012, all balances in U.S. non-interest bearing accounts are fully insured. The Company had no balances in excess of this limit at October 31, 2012, although the balances may exceed these limits at times throughout the year.

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

Revenue recognition

Revenue is recognized when title to the products transfer to the purchaser.  The Company uses the “sales method” to account for production revenue, whereby revenue is recognized on all oil, natural gas or other related products sold to our purchasers, regardless of whether the sales are proportionate to our ownership in the property.  A receivable or liability is recognized only to the extent that there is an imbalance on a specific property greater than the expected remaining proved reserves.  As of October 31, 2012, our aggregate production imbalances were not material.

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

The statement establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns and the adoption of the statement had no material impact to the Company’s consolidated financial statements. The Company files tax returns in the US and states in which it has operations and is subject to taxation. Tax years subsequent to 2008 remain open to examination by U.S. federal and state tax jurisdictions.

Net loss per common share

The Company computes net income or loss per share in accordance with ASC 260 Earnings Per Share. Under the provisions of the Earnings per Share Topic ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. The weighted average number of potentially dilutive common shares excluded from the calculation of diluted net income (loss) per share totaled 3,511,934 and 3,423,934 for the years ended October 31, 2012 and 2011, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value at October 31, 2012 and October 31, 2011 because of the short period to maturity of these instruments.

2.	Oil and Gas Property Costs

In the years ended October 31, 2012 and October 31, 2011, the Company incurred property acquisition costs as follows:

Proved Properties

	2012	2011

Balance, beginning of year	$5,360,478	$1,897,767

Costs incurred during the year, net of the reduction of $2,079,017 in 2012	862,407	4,287,029
Asset retirement obligation acquired	33,128	136,128
Depletion	(656,411)	(801,968)
Impairment of oil and gas property costs	(147,370)	(158,478)
Cost of property sold	(167,635)	-

Balance, end of year	$5,284,597	$5,360,478

Unproved Properties

	2012	2011

Balance, beginning of year	$2,012,768	$1,786,997

Costs incurred during the year	-	303,474
Impairment of oil and gas property costs	(78,173)	(77,703)

Balance, end of year	$1,934,595	$2,012,768

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

At October 31, 2012 and 2011, the Company compared the expected undiscounted future cash flows on a field by field basis to the unamortized capitalized cost of the asset. The Company determined that based on its analysis, capitalized costs for one of its fields exceeded its fair value.  As a result the Company recorded an impairment totaling $147,370 and $158,478, respectively.

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

The Company incurred $1,342,539 in drilling costs related to the drilling and completion of the W.D. Everett Well No. 3.  In addition, during the quarter ended October 31, 2011, the Company drilled the Beaver Valley Ranch 6-1 well.  Westerly elected to not participate for its full working interest in this well and has a working interest on this well of 15%.  The Company was able to arrange for two unrelated parties to participate for an additional 20%.  As a result, the Company has a working interest in this well of 65%.  The Company incurred costs relating to the well totaling $1,166,225.

During the fiscal year 2012, the Company drilled two wells, the Livestock 7-1 and Livestock 18-1 for a total cost of $1,223,535 and $1,275,699, respectively.  Westerly elected to not participate for its full working interest in these wells and has a working interest of 11.4% and 8.55%, respectively.  The Company was able to arrange for four unrelated parties to participate in each of these wells for an additional 26%.  As a result, the Company has a working interest in these well of 62.8% and 65.65%.  These wells began production in November 2012.

Copano Bay

Effective November 1, 2010, a newly organized subsidiary of the Company acquired a 50% working interest (37.5% net revenue interest) in certain operating oil and gas leases in and around Aransas County, Texas for $100,000. There are currently four active wells on the property. NRG Assets Management LLC, a Texas LLC and Texas registered operating company owned by the Company is the operator at all depths. In connection with the acquisition, the Company recorded an asset retirement obligation totaling $126,040. Effective July 1, 2012, the Company disposed of its interest in the property in exchange for $25,000. The Company reported a gain of $10,277 on the sale of this field.

The following is a summary of the unaudited proforma information assuming the sale of the Copano Bay field had occurred as of the beginning of each fiscal year presented:

	2012	2011

Oil and gas revenues	$1,343,951	$1,510,445
Expenses
Selling, general and administrative	1,974,560	2,390,551
Depreciation and depletion	644,110	738,127
Accretion	38,136	50,529
Lease operating expense	581,344	423,243
Impairment of oil and gas properties	225,543	236,181
Oil and gas exploration costs	952,320	1,771,536
Total expenses	4,416,013	5,610,167
Loss from operations	(3,072,062)	(4,099,722)
Other income (expense)	(449,881)	(2,026,376)
Net income	$(3,521,943)	$(6,126,098)

Unproved Properties

Pedregosa Basin Field Acquisition in June 2010

On June 18, 2010, the Company acquired a 50% undivided leasehold working interest (with an associated 40% net revenue interest) in and to approximately 147,262 acres of land, located in the Pedregosa Basin (SW New Mexico) for an initial acquisition cost of $1.5 million (the “Exploration Agreement”). Pursuant to the agreement, $1 million was paid at purchase and the remaining $500 thousand was due and subsequently paid on November 1, 2010. This remaining $500 thousand was reflected in the financial statements at October 31, 2010 as accounts payable. The property has no production and was accounted for as an acquisition of unproved property. In addition, The Company was responsible for acquiring 37 linear miles of 2-D seismic data. As a result of this acquisition, the Company recorded $1.5 million in unproved properties. Pursuant to an agreement, the Company is obligated to carry the drilling costs for a test well up to $1.2 million. Costs in excess of $1.2 million are to be split based upon the parties working interest. During the quarter ended April 30, 2011, the Company began drilling on a test well. The Company incurred $1,665,142 in capitalized exploration costs. During the quarter ended October 31, 2011, the Company determined that there were not economically feasible hydrocarbons at the test well site and expensed the costs of the well as exploration costs. During 2012, the Company determined that it owed an additional $952,320 for the drilling of this test well based on cost over runs reported to the Company by the operator of the well. This amount is reported in the statement of operations as exploration costs.

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

Cometa Ranch

In September 2010, the Company acquired an undivided interest leased in approximately 1102 acres of land for approximately $78,000.   As a result of the Company being unable to resolve title and ownership issues on this property, it has been determined the Company will not be able to develop this property.  As such, a full impairment on the property was reported in 2012.

3.	Debt

The following is a summary of the debt outstanding at October 31,

	2012	2011

Silver Bullet Properties	$3,000,000	$2,000,000
PIE Energy	60,000	60,000

KP-RAHR Ventures III, LLC, net of discount of $2,079,017	591,866	-
Total	3,651,866	2,060,000
Less current maturities	60,000	-
Long-term debt	$3,591,866	$2,060,000

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

During the year ended October 31, 2011, the warrant agreement was amended to remove the full ratchet provision.  As a result, the warrants no longer qualified as a derivative liability and the remaining derivative liability was reclassified to contributed capital.

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

As a result of the required repayment of the equity to KP Ventures, the amount of the contribution has been reflected as a liability on the balance sheet.  The Company has also recorded a discount on this liability relating to the relative fair value of the overriding royalties totaling $163,786 and net profits interest totaling $1,915,231. These discounts reduced the carrying value of the proved oil and gas costs.  The carrying value of the discounts totaled $2,008,134 at October 31, 2012.  The Company amortized $70,883 as additional interest expense through October 31, 2012.

4.	Asset Retirement Obligation

The following table summarizes the change in the asset retirement obligation  (“ARO”) for the years ended October 31,

	2012	2011

Beginning balance at November 1	$677,318	$523,060
Liabilities settled	-	(45,439)
Liabilities incurred through acquisition of assets	-	136,128
Liabilities transferred through sale of assets	(154,664)	-
Change in estimate of well life	33,128	-
Accretion expense	53,720	63,569
Ending balance at October 31	$609,502	$677,318

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

In October 2010, the Board of Directors designated 310,000 shares of the Company’s preferred stock as Series A Convertible Preferred Stock (“Series A Preferred”). The Series A Preferred are convertible into shares of common stock at a conversion price of $3.75. The shares are entitled to dividends at a rate of 8% of the stated value per share per annum. The dividends are payable annually on December 31 in cash or additional shares of the Series A Preferred, at the option of the Company. The Series A Preferred and any accrued and unpaid dividends will mandatorily convert into common shares on October 29, 2013. As of October 31, 2012, 250,000 shares of the Series A Preferred were issued and outstanding.

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

During the Fiscal year ended October 31, 2012, stock options were granted to a director of the Company for options representing 88,000 common shares. The exercise price of the option is $4.50, with a ten year term, vesting equally over four years. The fair value of the option grants were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 134%, risk free interest rate of 0.77%; and expected lives of 3.7 years.  During the year ended October, 31, 2012 and 2011, the Company recorded stock based compensation totaling $594,901 and $884,073, respectively, as a result of the stock option grants.

 A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at November 1, 2011	1,033,333	3.00
Granted	-	$-
Exercised	-	-
Cancelled	-	-
Outstanding at October 31, 2011	1,033,333	$3.00
Granted	88,000	4.50
Exercised	-	-
Cancelled	-	3.00
Outstanding at October 31, 2012	1,121,333	$3.00
Exercisable at October 31, 2012	725,000	$3.00

The intrinsic value of the exercisable options at October 31, 2012 totaled $540,834.  At October 31, 2012, the weighted average remaining life of the stock options is 7.37 years.  At October 31, 2012, there was $302,184 of total unrecognized compensation cost related to the stock options granted under the plan.  This cost is expected to be recognized over a weighted average period of 1.03 years.

Warrants

A summary of the Company’s stock warrant activity and related information for the years ended October 31, 2012 and 2011 is as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at November 1, 2010	333,333	$2.00
Granted	2,057,268	4.50
Cancelled	-	-
Outstanding at October 31, 2011	2,390,601	$4.15
Granted	-	$-
Cancelled	-	$-
Outstanding at October 31, 2012	2,390,601	$4.15

The intrinsic value for the outstanding warrants at October 31, 2012 totaled $0.  The remaining term of the warrants is 1.38 years.

6.	Commitments and Contingencies

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of October 31, 2012, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

In January 2012, the Company appointed a new director to the Board of Directors. In conjunction with this appointment, the Company entered into a compensation agreement with the director. Pursuant to this agreement, the director will receive cash compensation totaling $20,000 (paid quarterly) along with payment for attendance at Board meetings. In addition, the director will receive 25,000 shares of restricted Common Stock of the Company, of which 6,250 shares vest immediately and the remaining shares vest in semi-annual amounts of 3,125 shares. The Company also granted the director an option to purchase up to 88,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The options vest equally over four years. During the year ended October 31, 2012, the Company recorded director expenses for the vesting of these shares totaling $64,688.

Operating leases

The Company leases its offices in Texas on a month to month basis. Rent expense for the years ended October 31, 2012 and 2011 was $33,600 and $28,000, respectively.

7.	Income Taxes

The reconciliation between the expected income tax benefit, computed using the statutory federal rate of 34%, and the actual income tax benefit is as follows:

	October 31,
	2012	2011

Expected tax benefit at 34%	$1,170,839	$2,071,597
Stock option expenses	(202,260)	(300,585)
Miscellaneous	571,312	(17,927)
Amortization of debt discount	(24,100)	(603,500)
Change in valuation allowance	(1,515,791)	(1,149,585)
Actual tax benefit	$--	$-

The composition of deferred tax assets/liability is as follows:

	October 31,
	2012	2011
Deferred Tax Asset
Net operating loss	$4,692,316	$3,438,601
Other	237,471	92,989
Total deferred tax assets	$4,929,787	$3,531,590

Deferred Tax Liability
Oil and gas property interests	636,679	773,231
Net deferred tax assets	4,293,108	2,758,359
Valuation allowance	(4,293,108)	(2,758,359)
Net	$-	$-

The valuation allowance increased by $1,534,749 during the year ended October 2012. The Company established a valuation allowance to fully offset the net deferred income tax assets due to the uncertainty of the Company's ability to generate future taxable income necessary to realize these net deferred income tax assets, considering the Company's history of significant operating losses. In addition, future utilization of the available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of any future changes in ownership.

For federal income tax purposes, the Company has net operating losses of approximately $13,734,277 at October 31, 2012.  These losses expire as follows:

2026	$291,662
2027	1,739,955
2028	1,265,101
2029	769,546
2030	588,394
2031	5,153,072
2032	3,926,547

$13,734,277

8.	Supplemental Oil and Gas Disclosures (unaudited)

The following supplemental information regarding the oil and gas activities of the Company for 2012 and 2011 is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and SFAS No. 69, "Disclosures About Oil and Gas Producing Activities." Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below.

CAPITALIZED COST OF OIL AND GAS PRODUCING ACTIVITIES

As of October 31	2012	2011
	United States	United States

Unproved properties not being amortized	$1,934,595	$2,090,470
Proved property being amortized	7,739,578	7,011,927
Accumulated depreciation, depletion amortization and impairment	(2,454,981)	(1,729,151)
Net capitalized costs	$7,219,192	$7,373,246

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES

As of October 31	2012	2011

Property acquisition costs—proved and unproved properties	$112,085	$1,326,700
Exploration costs	$952,320	$1,680,701
Development costs	$2,799,268	$3,248,292

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

The following table illustrates the Company’s estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by Hamilton and by Corridor & Associates for the years ended October 31, 2012 and 2011, respectively. The oil and natural gas price as of October 31, 2012 and 2011 is based on the 12-month unweighted average of the first of the month prices of the West Texas Intermediate posted price. The oil and natural gas prices were adjusted by lease for quality, transportation fees, and regional price differentials. The gas price as of October 31, 2012 and 2011 is based on the 12-month unweighted average of the first of the month prices of the Henry Hub spot price. All prices are adjusted by lease for energy content, transportation fees, and regional price differentials. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States.

	Oil BBls	Gas Mcf

October 31, 2010	52,980	376,510

Revisions of previous estimates	(26,678)	(94,142)
Acquisition of minerals in place	1,642,527	1,602,335
Sales of minerals in place	--
Production	(24,439)	(41,043)
October 31, 2011	1,644,390	1,843,660

Revisions of previous estimates	(1,018,181)	(500,057)
Acquisition of minerals in place	--	--
Sales of minerals in place	(24,863)	(800,620)
Production	(15,046)	(32,893)
October 31, 2012	586,300	510,090

The Company's proved developed reserves are as follows:

	Developed		Undeveloped
	Oil BBls	Gas Mcf	Oil BBls	Gas Mcf

October 31, 2012	76,000	234,526	510,300	275,564
October 31, 2011	82,300	1,062,610	1,562,087	781,040
October 31, 2010	52,980	250,810	-	125,700

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOW

The following Standardized Measure of Discounted Future Net Cash Flow information has been developed utilizing ASC 932, Extractive Activities —Oil and Gas, (ASC 932) procedures and based on oil and natural gas reserve and production volumes estimated by Hamilton. It can be used for some comparisons, but should not be the only method used to evaluate the Company or its performance. Further, the information in the following table may not represent realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flow be viewed as representative of the current value of the Company.

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

Under the Standardized Measure, for the years ended October 31, 2012 and 2011 the future cash inflows were estimated by applying year-end oil and natural gas prices to the estimated future production of year-end proved reserves. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor. Use of a 10% discount rate and year-end prices were required. At October 31, 2012, as specified by the SEC, the prices for oil and natural gas used in this calculation were the unweighted 12-month average of the first day of the month (12-month unweighted average) cash price quotes, except for volumes subject to fixed price contracts.

	2012	2011

Future cash inflows	$55,667,980	$162,709,770
Future development costs	(20,458,060)	(58,136,850)
Future production costs	(14,983,390)	(46,158,060)
Future income tax expenses	-	-
Future net cash flows before 10% discount	20,226,530	58,414,860
10%Annual discount for estimated timing of cash flows	(12,543,920)	(41,397,190)

Standardized measure discounted future net cash flows	$7,682,610	$17,017,670

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for the Company’s proved oil and natural gas reserves during each of the years in the two year period ended October 31, 2012:

	2012	2011

Beginning of the year	$17,017,670	$1,943,460
Sales and transfers of oil and gas produced, net of production costs	(818,959)	(1,206,983)
Net changes in prices and production costs	503,507	1,025,726
Net changes in income taxes	-	-
Development costs incurred	2,817,119	3,248,292
Changes in estimated future development costs, net of current development costs	20,444,800	(256,374)
Acquisition of minerals in place	(789,570)	15,005,830
Revision of previous estimates	(33,359,836)	(1,151,437)
Change of discount	1,701,767	194,346
Change in production rate and other	166,112	(1,785,190)

End of year	$7,682,610	$17,017,670

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2012, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)
Due to our small size, we did not have sufficient personnel in our accounting and financial reporting functions nor do we have a proper segregation of duties. During the year ended October 31, 2012, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. In addition, we have had an overreliance on consultants involved in our financial statement closing process. As a result we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

b)
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements. As a result, our financial statement closing process, which involves the preparation of the financial statements included in this annual report, did not identify all of the adjusting journal entries that were required to be recorded in connection with our closing process.  As part of the audit, our independent registered public accounting firm proposed a significant number of audit adjustments, including a material adjustment regarding the amount of depletion of our oil and gas reserves, which should have been recorded as part of the normal closing process. Our internal control over financial reporting did not detect such matters and, therefore, was not effective in detecting misstatements in the consolidated financial statements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

We are committed to improving our financial organization.  We will look to increase our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters. In addition, when funds are available, we will take the following action to enhance our internal controls: Hiring additional knowledgeable personnel with technical accounting expertise to further support our current accounting personnel, which management estimates will cost approximately $100,000 per annum.  As our operations are relatively small and we continue to have net cash losses each quarter, we do not anticipate being able to hire additional internal personnel until such time as our operations are profitable on a cash basis or until our operations are large enough to justify the hiring of additional accounting personnel.  We currently engage an outside accounting firm to assist us in the preparation of our consolidated financial statements and anticipate doing so until we have a sufficient number of internal accounting personnel to achieve compliance. As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our internal accounting staff consists of a Chief Financial Officer and a bookkeeper, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turn over issues within the department occur. We believe this will greatly decrease any control and procedure issues we may encounter in the future.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was in effective as of October 31, 2012 for the reasons discussed above.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers and their ages, titles, and biographies as of October 31, 2012 are set forth below:

NAME	AGE	OFFICES HELD

David DeMarco	45	President, Chief Executive Officer and Director
Donald Giannattasio	56	Chief Financial Officer
Richard S. T. Hunter	53	Director
Bruno Mosimann	68	Director
Rick Wilson	55	Director

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

Family Relationships

None.

Board Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that (i) David DeMarco, has a relationship which, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is not an “independent director” as defined in the Marketplace Rules of The NASDAQ Stock Market and (ii) Richard Hunter, Bruno Mosimann and Rick Wilson are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

Meetings and Committees of the Board of Directors

During the fiscal year ended October 31, 2012, our board of directors held eight meetings and approved certain actions by unanimous written consent. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities.

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

Involvement in Certain Legal Proceedings

Our Directors and Executive Officers have not been involved in any of the following events during the past ten years:

1.
any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.
being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.
being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.
being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.
being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities.  We believe that, during fiscal 2012, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

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
David DeMarco

COMPENSATION DISCUSSION AND ANALYSIS (CD&A)

The following discussion and analysis of compensation arrangements of our named executive officers for the fiscal year ended October 31, 2012 should be read together with the compensation tables and related disclosures set forth below.

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

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and the highest paid executive officer whose total annual salary and bonus exceeded $100,000 for fiscal years 2012 and 2011.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)

David DeMarco	2012	170,000	--	34,000	204,000
Chief Executive Officer	2011	170,000	--	34,000	204,000

Donald Giannattasio	2012	120,000	--	--	120,000
Chief Financial Officer	2011	100,000	--	20,000	120,000

(1)	Other compensation represents consulting fees paid to or earned by the officers.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

None.

Option/SAR Grants in Fiscal Year Ended October 31, 2012

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)

Richard S. T. Hunter	1/26,2012	-	88,000	$4.50	$282,787

Richard S. T. Hunter	1/26,2012	25,000	-	$-	$100,000

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for the named executive officers regarding the number of shares subject to both exercisable and unexercisable stock options, as well as the exercise prices and expiration dates thereof, as of October 31, 2012.

Name	Number of Securities underlying Unexercised Options (#) Exercisable	Number of Securities underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/Sh)	Option Expiration Date

David Demarco	200,000	133,333	$3	June 15, 2020
Eric Urban	116,667	83,333	$3	June 15, 2020
Richard S. T. Hunter	22,000	66,000	$4.50	January 26, 2022

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plan approved by security holders (1)	--	$--	2,000,000

Equity compensation plan approved by security holders (2)	1,046,333	$3.12	592,311

Total	1,046,333	$3.12	2,592,311

(1)
We established the 2006 Plan, under which 2,000,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  As of October 31, 2012, no shares were issuable upon exercise of options granted to employees and directors.

(2)
We established the 2008 Plan, under which no more than 10% of the total number of shares of common stock issued and outstanding may be reserved for issuance upon the exercise of stock options, stock awards or restricted stock.  As of October 31, 2012, 1,046,333 shares were issuable upon exercise of options granted to employees and directors.

Director Compensation

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended October 31, 2012. All compensation paid to our employee directors is included under the summary compensation table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)	Total ($)
Bruno Mosimann	10,000	--		--		--	10,000
Rick Wilson	10,000	--		--		--	10,000
Richard Hunter	20,000	100,000	(1)	282,787	(2)	--	402,787

(1)	Represents 25,000 shares of restricted Common Stock of the Company, of which 6,250 shares vest immediately and the remaining shares vest in semi-annual amounts of 3,125 shares.
(2)	Represents an option to purchase up to 88,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The options vest equally over four years

ITEM 12– SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 11, 2013:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

Name And Address Of Beneficial Owner (1)	Number of Shares Owned (2)		Percentage of Class (3)

Executive Officers and Directors
David DeMarco	244,159	(4)	1.47%
Donald Giannattasio	1,000		*
Richard S. T. Hunter	34,500	(4)	*
Bruno Mosimann	66,667	(4)	*
Rick Wilson	66,667	(4)	*
All Officers and Directors as a Group (5 persons)	412,993	(4)	2.47%
_____________
*	Less than 1%.

(1)	The address for each of our officers and directors is 800 Bering, Suite 250, Houston, Texas 77057.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of February 11, 2013 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based on 16,377,125 shares of common stock outstanding as of February 11, 2013.

(4)
Includes the following number of shares of common stock which may be acquired by certain officers and directors through the exercise of stock options which were exercisable as of February 11, 2013 or become exercisable within 60 days of that date: David Demarco (200,000), Richard S. T. Hunter (22,000 shares), Bruno Mosimann (66,667 shares) and Rick Wilson (66,667 shares); and all officers and directors as a group, (355,334 shares).

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During the last two fiscal years, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended October 31, 2012 and 2011, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were  approximately $81,000 and $101,000, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $nil for audit related fees during the fiscal years ended October 31, 2011 and 2010.

Tax and Other Fees. We did not incur fees to our independent auditors for tax and fees during the fiscal years ended October 31, 2012 and 2011.

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

10.21
Allonge to Promissory Note, dated as of April 9, 2012, by and between Blacksands Petroleum, Inc. and Silver Bullet Property Holdings SDN BHD, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on May 1, 2012 and incorporated herein by reference.

10.22
Contribution Agreement, dated as of July 20, 2012, by and amongBlacksands Petroleum, Inc.,ApClark, LLC and KP-RAHR Ventures III, LLC, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on July 26, 2012 and incorporated herein by reference.

10.23
Company Agreement of ApClark, LLC, dated as of July 20, 2012, by and between Blacksands Petroleum, Inc. and KP-RAHR Ventures III, LLC, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on July 26, 2012 and incorporated herein by reference.

10.24
Pledge Agreement, dated as of July 20, 2012, by and between Blacksands Petroleum, Inc. and KP-RAHR Ventures III, LLC, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on July 26, 2012 and incorporated herein by reference.

10.25
Escrow Agreement for Pledge of Membership Interest, dated as of July 20, 2012, by and among Blacksands Petroleum, Inc., KP-RAHR Ventures III, LLC and The Strong Firm P.C., filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on July 26, 2012 and incorporated herein by reference.

10.26
Subordination Agreement, dated as of July 20, 2012, by and among KP-RAHR Ventures III, LLC, Silver Bullet Property Holdings SDN BHD, Blacksands Petroleum, Inc. andApClark, LLC., filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on July 26, 2012 and incorporated herein by reference.

14.01
Code of Ethics, included in Business Conduct Policy, dated October 27, 2008, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on October 28, 2008 and incorporated herein by reference.

21.01	Subsidiaries of the registrant, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 2, 2011 and incorporated herein by reference.

23.01	Consent of Hamilton Group, Independent Petroleum Engineers+

23.02	Consent of Corridor & Associates, Independent Petroleum Engineers+

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Report of Hamilton Group, Independent Petroleum Engineers+

99.02	Report of Corridor & Associates, Independent Petroleum Engineers+

101 INS	XBRL Instance Document*

101 SCH	XBRL Taxonomy Extension Schema Document*

101 CAL	XBRL Taxonomy Calculation Linkbase Document*

101 LAB	XBRL Taxonomy Labels Linkbase Document*

101 PRE	XBRL Taxonomy Presentation Linkbase Document*

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document*
_________________________
*
Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

  + filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSANDS PETROLEUM, INC.

Date: February 13, 2013	By:	/s/ DAVID DEMARCO
David DeMarco
Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2013	By:	/s/ DONALD GIANNATTASIO
Donald Giannattasio
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s /DAVID DEMARCO	Director	Date: February 13, 2013
David DeMarco

/s /BRUNO MOSIMANN	Director	Date: February 13, 2013
Bruno Mosimann

/s /RICHARD S. T. HUNTER	Director	Date: February 13, 2013
Richard S. T. Hunter

/s/ RICK WILSON	Director	Date: February 13, 2013
Rick Wilson