Form 10-Q
period 2013-01-31
BLACKSANDS PETROLEUM, INC.
filed 2013-03-15
CIK 1308137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2013

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

As of March 15, 2013, there were 16,389,567 shares of registrant’s common stock outstanding.

BLACKSANDS PETROLEUM, INC.
FORM 10-Q
For the Quarter Ended January 31, 2013

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Balance Sheets (Unaudited)

	January 31, 2013	October 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,172,287	$1,160,320
Accounts receivable	382,802	402,162
Total Current Assets	1,555,089	1,562,482
Oil and gas property costs (successful efforts method of accounting)
Proved	5,149,039	5,284,597
Unproved	1,934,595	1,934,595
Other assets	214,181	220,984
TOTAL ASSETS	$8,852,904	$9,002,658
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable	$60,000	$60,000
Accounts payable	139,343	158,131
Accrued expenses	2,653,601	2,416,857
Total Current Liabilities	2,852,944	2,634,988
Notes Payable	3,697,150	3,591,866
Asset Retirement obligation	624,176	609,502
Total Liabilities	7,174,270	6,836,356
Stockholders’ Equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized:
Series A - $.001 par value, 310,000 shares authorized, 250,000 and nil shares issued and outstanding, respectively	250	250
Common stock - $0.001 par value; 100,000,000 shares authorized; 16,389,567 and 16,386,443 shares issued and outstanding at January 31, 2012 and October 31, 2011, respectively	16,390	16,387
Additional paid-in capital	22,554,478	22,463,501
Accumulated deficit	(20,892,484)	(20,313,836)
Total Stockholders’ Equity	1,678,634	2,166,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,852,904	$9,002,658

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited)

	Three months ended January 31,
	2013	2012
Revenue:
Oil and gas revenue	$361,986	$468,300

Expenses:
Selling, general and administrative	347,267	439,259
Depreciation and depletion	158,549	201,976
Accretion	14,674	15,015
Lease operating expenses	165,826	176,322

Total expenses	686,316	832,572
Loss from Operations	(324,330)	(364,272)

Other income and expense:
Interest expense	(282,081)	(58,763)
Other income	27,763	--
Total Other Income (Expense)	(254,318)	(58,763)

Loss before provision for income taxes	(578,648)	(423,035)
Provision for income taxes	--	--
Net Loss	(578,648)	(423,035)
Preferred stock dividends	50,000	50,000
Net loss attributable to common shareholders	$(628,648)	$(473,035)

Loss Per Share attributable to common shareholders
Basic and diluted	$(0.04)	$(0.03)
Weighted Average Shares Outstanding
Basic and diluted	16,386,613	16,378,426

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Statements of Cash Flows For the Three Months Ended January 31, 2013 and 2012 (Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(578,648)	$(423,035)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity compensation expense	90,980	167,767
Amortization of debt discount	105,284	--
Depreciation, depletion and accretion	173,223	216,991
Changes in operating assets and liabilities:
Accounts receivable	19,360	285,227
Prepaid expense and other current assets	6,538	(30,000)
Accounts payable	217,956	(149,169)
Net cash flows from operating activities	34,693	67,781

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property costs	(22,726)	(20,716)
Net cash flows from investing activities	(22,726)	(20,716)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	--	500,000
Net cash flows from financing activities	--	500,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,967	547,065
CASH AND CASH EQUIVALENTS - Beginning of period	1,160,320	240,314
CASH AND CASH EQUIVALENTS - End of period	$1,172,287	$787,379

Supplemental Disclosures

Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in annual report on Form 10-K for the year ended October 31, 2012 filed with the SEC on February 13, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2012 annual report on Form 10-K have been omitted.

2.	Asset Retirement Obligation

The following table summarizes the change in the asset retirement obligation (“ARO”) for the periods ended January 31, 2013:

Beginning balance at November 1	$609,502
Liabilities settled	--
Liabilities incurred through acquisition of assets	--
Accretion expense	14,674
Ending balance at January 31	$624,176

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

3.	Contingencies

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of January 31, 2013, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

4.	Stockholders’ Equity

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at November 1, 2012	1,046,333	$3.00
Granted	--
Exercised	-	-
Cancelled	-	-
Outstanding at January 31, 2013	1,046,333	$3.12
Exercisable at January 31, 2013	725,000	$3.00

During the three months ended January 31, 2013 and 2012, the Company recorded stock-based compensation of $90,980 and $167,767, respectively, as general and administrative expenses.  At January 31, 2013, the weighted average remaining life of the stock options is 7.10 years.  The unamortized amount of stock-based compensation at January 31, 2013 was $246,634. This cost is expected to be recognized over a weighted average period of 0.77 years.

5.	Reclassification

During the quarter ended January 31, 2013, the Company discovered and corrected an error regarding its reporting for certain unvested option costs for a former employee.  The error resulted in an overstatement of its net losses and overstatement of its additional paid in capital during the year ended October 31, 2012 by $145,482. For the periods presented in the Form 10-Q, the correction only impacted the additional paid in capital and retained earnings for the balance sheet ended October 31, 2012.  In accordance with the SEC’s staff Accounting Bulletin Nos. 99 and 108 (SAB 99 and SAB 108), the Company evaluated this error and, based on an analysis of quantitative and qualitative factors determined that the error was immaterial to the prior reporting period affected. Therefore, as permitted by SAB 108, the Company corrected, in the current filing, previously reported results at October 31, 2012.

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

As of January 31, 2013, we owned interests in (i) approximately 8,700 gross (5,050 net) acres in the Midland Basin, (ii) approximately 108,715 gross (54,357 net) acres in the Pedregosa Basin, and (iii) approximately 3,300 gross (1,650 net) acres in Colorado, and (iv) 3,800 gross acres in Non-Core Properties

We have approximately 116,515 gross acres (59,900 net acres) held by production and continuous drilling operations. This includes approximately 4,000 gross acres (1,843  net acres) in Midland Basin, 108,715 gross acres (54,357 net acres) in the Pedregosa Basin, and approximately 3,800 gross acres (3,722 net acres) in the Non-Core Properties.  We have no production in Colorado.

We began oil and gas operations in the United States on November 1, 2009, with the purchase of a producing conventional oil and gas field, located in the Gulf Coast region of Texas, from Pioneer Natural Resources.  Additionally, we acquired interests in two properties located in the Gulf Coast region of Texas and one property in our Core Focus Area located in West Texas.

During the fiscal year ended October 31, 2012, we (i) drilled, set casing, perforated and fracture stimulated the Livestock 7-1 well and the Livestock 18-1 well, which are currently producing, and (ii) obtained financing for the two Livestock wells, which also provides us with the opportunity to drill additional wells in the Midland Basin.

The Core Focus Areas provide us with the opportunity to grow reserves and cash flow by drilling and developing the properties.  The Core Focus Area we are currently focused primarily on developing is the APClark Field in the Midland Basin.  Our other properties currently provide cash flow for overhead and administrative costs, while we develop our Core Focus Areas.

We continue to pursue avenues to reduce or eliminate our financial exposure on a case by case basis for each project.  Joint venture arrangements may be considered for others to participate for a disproportionate share of the initial leasing and/or drilling costs, further reducing our exposure.

 Projects in the next 12 months, subject to raising the capital requirements:

Subject to obtaining additional financing, the following drilling and recompletion/work-over may be pursued.  The projects and our share of the estimated costs are listed below:

Estimated cost based on expected participating working interest.

Project	Current WI%	No. Wells	Procedure	Est. Cost
Midland Basin	62.5-85%	3	New Drill	$3.7MM
Pedregosa	50%	1	New Drill	$2.0MM
Colorado	50%	1	New Drill	$0.9MM
Other producing properties	100%	2	Recompletions	$0.4 MM
Total		7		$7.0MM

We are currently exploring financing relating to the drilling of new wells in Pedregosa and Colorado in which we would retain a 16.67% interest in each and could reduce our total estimated cost from $7 million to approximately $4.1 million.  If we elect to expand drilling activities, we will need to access additional capital. During the fiscal year ended October 31, 2012, we entered into a joint venture agreement which provided us with $2.6 million and provides our joint venture partner the option to provide an additional $5 million in financing for future wells.  We utilized the $2.6 million in order to complete the two Livestock wells.

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

Consolidated Results of Operations for the Three Months Ended January 31, 2013 Compared to the Three Months Ended January 31, 2012

Revenues for the three months ended January 31, 2013 totaled $361,986 as compared to $468,300 for the three months ended January 31, 2012.  The decrease totaling $106,314 resulted from the drop in production in the Cabeza Creek and Beech Creek fields.  The loss in production from the Copano Bay field sold in July 2012 was offset by the production for the two Livestock wells, which began producing oil in November and December 2012.

Selling general and administrative expenses decreased $91,992 from $439,259 in the fiscal period ended January 31, 2012 to $347,267 in the fiscal period ended January 31, 2013.  This decrease is primarily the result of a decrease of approximately $82,104 in the stock based compensation recorded in the quarter ended January 31, 2013 as the result of the vesting of previously granted stock options.  There were no options granted during the quarter ended January 31, 2013.

Depreciation, depletion and accretion decreased $43,758 from $216,991 in the period ended January 31, 2012 as compared to $173,233 for the period ended January 31, 2013.  The decrease is primarily a result in the lower depletion expense from the decreased production.

Lease operating expenses remained relatively unchanged, decreasing $10,496 from $176,322 in the period ended January 31, 2012 to $165,826 in the period ended January 31, 2013.

We incurred a net loss for the period ended January 31, 2013 of $578,648, compared to a net loss of $423,035 for the period ended January 31, 2012.

Liquidity and Capital Resources

As of January 31, 2013, we had cash and cash equivalents on hand of $1,172,287. We believe this amount, together with production from existing wells and additional wells to be drilled in March 2013, are sufficient to fund our general and administrative costs for the next twelve months.  Depending on the depth and formation drilled to and the frac program utilized, presuming our joint venture partner provides additional funds, we will have sufficient cash in order to fund capital expenditures for the drilling of between two and four new wells. However, if our joint venture partner does not provide additional funds, which it has no obligation to do so, we would need an additional $5 million for the next 12 months in order to fund our planned drilling program.   We do not currently have the financing in order to carry out a more robust drilling program.  We expect to rely on external sources of capital in order to continue to fund our capital expenditures.

Net Cash Used In Operating Activities

Cash provided by operating activities in the period ended January 31, 2013 was $34,693, compared to $67,781 in the period ended January 31, 2012.  The decrease in cash provided by operating activities was from the increase in our net loss and reductions in accounts receivable offset by an increase in accounts payable.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended January 31, 2013 was $22,726 compared to $20,716 in the period ended January 31, 2012.   The costs for both periods presented relate to our oil and gas acquisitions and development.

Cash Flows from Financing Activities

Cash provided by financing activities for the period ended January 31, 2012 was $500,000.   The financing was provided through a loan from Silver Bullet.  There were no such financing in the period ended January 31, 2013.

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

Despite the inherent imprecision in these engineering estimates, accounting rules require disclosure of “proved” reserve estimates due to the importance of these estimates to better understand the perceived value and future cash flows of a company’s exploration and production operations. There are several authoritative guidelines regarding the engineering criteria that must be met before estimated reserves can be designated as “proved.” Our reservoir engineers have policies and procedures in place consistent with these authoritative guidelines.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of January 31, 2013. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of January 31, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)
Due to our small size, we did not have sufficient personnel in our accounting and financial reporting functions nor do we have a proper segregation of duties. During the quarter ended January 31, 2013, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. In addition, we have had an overreliance on consultants involved in our financial statement closing process. As a result we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

b)
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements. As a result, our financial statement closing process, which involves the preparation of the financial statements included in this annual report, did not identify all of the adjusting journal entries that were required to be recorded in connection with our closing process. As part of the audit of our most recently concluded fiscal year ended October 31, 2012, which occurred during the quarter ended January 31, 2013, our independent registered public accounting firm proposed a significant number of audit adjustments, including a material adjustment regarding the amount of depletion of our oil and gas reserves, which should have been recorded as part of the normal closing process. Our internal control over financial reporting did not detect such matters and, therefore, was not effective in detecting misstatements in the consolidated financial statements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

Management’s Remediation Plans

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information.

None.

Item 6. Exhibits.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Label Linkbase Document*

101.PRE	XBRL Taxonomy Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

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

BLACKSANDS PETROLEUM, INC.

Date: March 15, 2013	By:	/s/ DAVID DEMARCO
Name: David DeMarco
Title: Chief Executive Officer

Date: March 15, 2013	By:	/s/ DONALD GIANNATTASIO
Name: Donald Giannattasio
Title: Chief Financial Officer