Form 10-Q
period 2013-04-30
BLACKSANDS PETROLEUM, INC.
filed 2013-06-13
CIK 1308137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2013

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

As of June 13, 2013, there were 16,389,567 shares of registrant’s common stock outstanding.

BLACKSANDS PETROLEUM, INC.
FORM 10-Q
For the Quarter Ended April 30, 2013

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Balance Sheets (Unaudited)

	April 30, 2013	October 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,075,767	$1,160,320
Accounts receivable	349,821	402,162
Total Current Assets	1,425,588	1,562,482
Oil and gas property costs (successful efforts method of accounting)
Proved	5,091,995	5,284,597
Unproved	1,934,595	1,934,595
Other assets	57,379	220,984
TOTAL ASSETS	$8,509,557	$9,002,658
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable	$60,000	60,000
Accounts payable	19,171	$158,131
Accrued expenses	2,733,152	2,416,857
Total Current Liabilities	2,812,323	2,634,988
Notes payable	3,839,468	3,591,866
Asset retirement obligation	632,264	609,502
Total Liabilities	7,284,055	6,836,356
Stockholders’ Equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized:	--	--
Series A - $.001 par value, 310,000 shares authorized, 250,000 and nil shares issued and outstanding, respectively	250	250
Common stock - $0.001 par value; 100,000,000 shares authorized; 16,389,567 and 16,386,443 shares issued and outstanding at April 30, 2013 and October 31, 2012, respectively	16,390	16,387
Additional paid-in capital	22,641,639	22,463,501
Accumulated deficit	(21,432,777)	(20,313,836)
Total Stockholders’ Equity	1,225,502	2,166,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,509,557	$9,002,658

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2013	2012	2013	2012

Revenue:
Oil and gas revenue	$835,166	$1,070,750	$473,180	$602,450

Expenses:
Selling, general and administrative	771,430	1,037,236	424,163	597,977
Depreciation and depletion	237,046	479,045	78,497	277,069
Accretion expense	22,762	24,206	8,088	9,191
Lease operating expenses	355,125	458,895	189,299	282,573

Total expenses	1,386,363	1,999,382	700,047	1,166,810

Loss from operations	(551,197)	(928,632)	(226,867)	(564,360)

Other income and (expense):
Interest expense	(595,507)	(118,663)	(313,426)	(59,900)
Other income	27,763	--	--	--

Total other income (expense)	(567,744)	(118,663)	(313,426)	(59,900)

Loss before provision for income taxes	(1,118,941)	(1,047,295)	(540,293)	(624,260)
Provision for income taxes	--	--	--	--
Net loss	(1,118,941)	(1,047,295)	(540,293)	(624,260)
Preferred stock dividends	100,000	100,000	50,000	50,000
Net loss attributable to common shareholders	$(1,218,941)	$(1,147,295)	$(590,293)	$(674,260)

Loss per share attributable to common shareholders
Basic and diluted	$(0.07)	$(0.07)	$(0.04)	$(0.04)

Weighted Average Shares Outstanding
Basic and diluted	16,388,091	16,381,330	16,389,568	16,383,318

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Six Months Ended April 30, 2013 and 2012
(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,118,941)	$(1,047,295)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity compensation expense	178,141	371,780
Amortization of debt discount	247,602	--
Depreciation, depletion and accretion	259,808	503,251
Changes in operating assets and liabilities:
Accounts receivable	52,342	150,670
Prepaid expense and other current assets	163,074	(27,566)
Accounts payable	177,335	572,939
Net cash flows provided by (used in) operating activities	(40,639)	523,779

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	--	(3,252)
Oil and gas property costs	(43,914)	(682,182)
Net cash flows from investing activities	(43,914)	(685,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	--	500,000
Net cash flows provided by financing activities	--	500,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(84,553)	338,345
CASH AND CASH EQUIVALENTS - Beginning of period	1,160,320	240,314
CASH AND CASH EQUIVALENTS - End of period	$1,075,767	$578,659

Supplemental Disclosures

Cash paid for interest	$54,502	$--
Cash paid for income taxes	$--	$--

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

2.  Asset Retirement Obligation

The following table summarizes the change in the asset retirement obligation (“ARO”) for the periods ended April 30, 2013

Beginning balance at November 1, 2012	$609,502
Liabilities settled	--
Liabilities incurred through acquisition of assets	--
Accretion expense	22,762
Ending balance at April 30, 2013	$632,264

The ARO reflects the estimated present value of the amount of dismantlement, removal, site reclamation and similar activities associated with the Company’s oil and gas properties. Inherent in the fair value calculation of the ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory,environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance.

3.  Stockholders’ Equity

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at November 1, 2012	1,046,333	$3.13
Granted	--
Exercised	-	-
Cancelled	-	-
Outstanding at April 30, 2013	1,046,333	$3.13
Exercisable at April 30, 2013	747,000	$3.04

During the six months ended April 30, 2013 and 2012, the Company recorded stock-based compensation of $178,141 and $371,780, respectively, as general and administrative expenses.  At April 30, 2013, the weighted average remaining life of the stock options is 6.68 years.  The unamortized amount of stock-based compensation at April 30, 2013 was $159,210. This cost is expected to be recognized over a weighted average period of 0.81 years.

4.  Reclassification

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

5.  Contingencies

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of April 30, 2013, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

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

Overview

We currently focus our oil and natural gas exploration, exploitation and development operations on projects located in Colorado, New Mexico and Texas. The higher potential impact projects (“Core Focus Areas”) are concentrated on (i) Spraberry, Upper Wolfcamp, Lower Wolfcamp/Cline Shale, Strawn and Mississippian formations in the Permian Basin (Midland Basin) in W. Texas, (ii) conventional reef structures in the Pedregosa Basin in S.W. New Mexico and (iii) conventional structure and stratigraphic formations and unconventional resource formations in Southern Colorado. We also have interest in the Beech Creek Field located in Hardin County, Texas and the Cabeza Creek Field located in Goliad County Texas, which we anticipate will provide us with immediate cash flow and additional upside through recompletion potential and new drilling opportunities (“Non-core Properties”).

As of April 30, 2013, we owned interests in (i) approximately 8,700 gross (5,050 net) acres in the Midland Basin, (ii) approximately 108,715 gross (54,357 net) acres in the Pedregosa Basin, and (iii) approximately 3,300 gross (1,650 net) acres in Colorado, and (iv) 3,800 gross acres in Non-Core Properties.

We have approximately 116,515 gross acres (59,900 net acres) held by production and continuous drilling operations. This includes approximately 4,000 gross acres (1,843 net acres) in Midland Basin, 108,715 gross acres (54,357 net acres) in the Pedregosa Basin, and approximately 3,800 gross acres (3,722 net acres) in the Non-Core Properties. We have no production in Colorado or New Mexico.

We began oil and gas operations in the United States on November 1, 2009, with the purchase of a producing conventional oil and gas field, located in Goliad County Texas, from Pioneer Natural Resources. Additionally, we acquired interests in two properties located in the Gulf Coast region of Texas and one property in our Core Focus Area located in the Midland Basin in West Texas.

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

We are currently exploring financing options relating to the drilling of new wells in Pedregosa and Colorado in which we would retain a 16.67% interest in each Project and could reduce our total estimated cost from $7 million to approximately $4.1 million. If we elect to expand drilling activities, we will need to access additional capital. During the fiscal year ended October 31, 2012, we entered into a joint venture agreement which provided us with $2.6 million and provides our joint venture partner the option to provide an additional $5 million in financing for future wells. We utilized the $2.6 million in order to perforate, fracture stimulate and acquire surface facilities required to complete the two Livestock wells.

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

Consolidated Results of Operations for the Three Months Ended April 30, 2013 Compared to the Three Months Ended April 30, 2012

Revenues for the three months ended April 30, 2013 totaled $473,180 as compared to $602,450 for the three months ended April 30, 2012. The decrease totaling $129,270 resulted from the drop in production in the Cabeza Creek and Beech Creek fields. The loss in production from the Copano Bay field sold in July 2012 was offset by the production for the two Livestock wells, which began producing oil in November and December 2012.

Selling general and administrative expenses decreased $173,814 from $597,977 in the three months ended April 30, 2012 to $424,163 in the three months ended April 30, 2013. This decrease is primarily the result of a decrease of approximately $128,037 in the stock based compensation recorded in the quarter ended April 30, 2013 as the result of the vesting of previously granted stock options. There were no options granted during the quarter ended April 30, 2013. In addition, there was a decrease in legal and professional fees totaling $38,229.

Depreciation, depletion and accretion decreased $199,675 from $277,069 in the three months ended April 30, 2012 as compared to $86,585 for the three months ended April 30, 2013. The decrease is primarily a result in the lower depletion expense from the decreased production.

Lease operating expenses decreased $93,274 from $282,573 in the three months ended April 30, 2012 to $189,299 in the three months ended April 30, 2013. The costs in the three months ended April 30, 2012, included approximately $60,000 in lease operating costs for the Copano Bay wells, which were disposed of in July 2012. In addition, there were repair/workover costs totaling $25,000 relating to wells on the APClark property.

Interest expenses increased $253,574 from 59,900 in the three months ended April 30, 2012 to $313,474 in the three months ended April 30, 2013. The increase was the result of amortization of discounts totaling $603,464 relating to the joint venture agreement with KP-RAHR Ventures III LLC.

We incurred a net loss for the three months ended April 30, 2013 of $540,293, compared to a net loss of $624,260 for the three months ended April 30, 2012.

Consolidated Results of Operations for the Six Months Ended April 30, 2013 Compared to the Six Months Ended April 30, 2012

Revenues for the six months ended April 30, 2013 totaled $835,166 as compared to $1,070,750 for the six months ended April 30, 2012. The decrease totaling $235,584 resulted from the drop in production in the Cabeza Creek and Beech Creek fields. The loss in production from the Copano Bay field sold in July 2012 was offset by the production for the two Livestock wells, which began producing oil in November and December 2012.

Selling general and administrative expenses decreased $265,806 from $1,037,236 in the six months ended April 30, 2012 to $771,430 in the six months ended April 30, 2013. This decrease is primarily the result of a decrease of approximately $210,141 in the stock based compensation recorded in the six months ended April 30, 2013 as the result of the vesting of previously granted stock options. There were no options granted during the six months ended April 30, 2013.

Depreciation, depletion and accretion decreased $243,443 from $503,251 in the six months ended April 30, 2012 as compared to $259,808 for the six months ended April 30, 2013. The decrease is primarily a result in the lower depletion expense from the decreased production.

Lease operating expenses decreased $103,770 from $458,895 in the six months ended April 30, 2012 to $355,125 in the six months ended April 30, 2013. The costs in the six months ended April 30, 2012, included approximately $100,000 in lease operating costs for the Copano Bay wells, which were disposed of in July 2012. In addition, there were repair/workover costs totaling $25,000 relating to wells on the APClark property.

Interest expenses increased $476,920 from 118,663 in the six months ended April 30, 2012 to $595,583 in the six months ended April 30, 2013. The increase was the result of amortization of discounts totaling $247,602 relating to the joint venture agreement with KP-RAHR Ventures III LLC.

We incurred a net loss for the six months ended April 30, 2013 of $1,118,941, compared to a net loss of $1,047,295 for the six months ended April 30, 2012.

Liquidity and Capital Resources

As of April 30, 2013, we had cash and cash equivalents on hand of $1,075,767. We believe this amount, together with production from existing wells and additional wells to be drilled during the summer of 2013, are sufficient to fund our general and administrative costs for the next twelve months. Depending on the depth and formation drilled to and the frac program utilized, presuming our joint venture partner provides additional funds, we will have sufficient cash in order to fund capital expenditures for the drilling of between two and four new wells. However, if our joint venture partner does not provide additional funds, which it has no obligation to do so, we would need an additional $5 million for the next 12 months in order to fund our planned drilling program.  We do not currently have the financing in order to carry out a more robust drilling program. We expect to rely on external sources of capital in order to continue to fund our capital expenditures.

Net Cash Used In Operating Activities

Cash used in operating activities in the six months ended April 30, 2013 was $40,639, compared to $523,779 provided by operating activities in the six months ended April 30, 2012. The decrease in cash provided by operating activities was from the increase in our net loss and reductions in accounts receivable and accounts payable.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended April 30, 2013 was $43,914 compared to $685,182 in the six months ended April 30, 2012.  The costs for both periods presented relate to our oil and gas acquisitions and development.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended April 30, 2012 was $500,000.  The financing was provided through a loan from Silver Bullet. There were no such financing in the six months ended April 30, 2013.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of April 30, 2013. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of April 30, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
________________

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

BLACKSANDS PETROLEUM, INC.

Date: June 13, 2013	By:	/s/ DAVID DEMARCO
Name: David DeMarco
Title: Chief Executive Officer

Date: June 13, 2013	By:	/s/ DONALD GIANNATTASIO
Name: Donald Giannattasio
Title: Chief Financial Officer