Form 10-K/A
period 2012-10-31
BLACKSANDS PETROLEUM, INC.
filed 2013-06-24
CIK 1308137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Blacksands Petroleum, Inc. (“Blacksands” or the “Company”) is filing this Amendment No. 1 on Form 10-K (the “Amended Filing”) to the Company’s Annual Report on Form 10-K for the year ended October 31, 2012 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on February 13, 2013.  In connection with a comment letter received from the SEC, the Company determined that certain disclosures in the Original Filing would need to be revised.

For the convenience of the reader, this Amended Filing sets forth the Original Filing as modified and superseded where necessary to reflect the restatement. The following items have been amended as a result of, and to reflect, the restatement:

●	Updated Exhibit 99.01 – report of Hamilton Group was revised to exclude any statements disclaiming liability with respect to Hamilton Group’s interpretation and data; and

●
Updated Exhibit 99.01 – report from Hamilton Group regarding the estimated reserves of Blacksands at October 31, 2012, which changed the method for price used for estimating our oil reserves and natural gas to the unweighted arithmetic average of the first-day-of-the-month price for each month for the 12 months ended October 31, 2012.

In accordance with applicable SEC rules, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer dated as of the date of this filing.

Except for the items noted above, no other information included in the Original Filing is being amended by this Amended Filing. The Amended Filing continues to speak as of the date of the Original Filing and, except as set forth in the sections indicated above, we have not updated the Original Filing to reflect events occurring subsequently to the date of the Original Filing. Accordingly, this Amended Filing should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

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

21.01	Subsidiaries of the registrant, filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 2, 2011 and incorporated herein by reference.

23.01	Consent of Hamilton Group, Independent Petroleum Engineers+

23.02	Consent of Corridor & Associates, Independent Petroleum Engineers+

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Report of Hamilton Group, Independent Petroleum Engineers+

99.02	Report of Corridor & Associates, Independent Petroleum Engineers**

101 INS**	XBRL Instance Document*

101 SCH**	XBRL Taxonomy Extension Schema Document*

101 CAL**	XBRL Taxonomy Calculation Linkbase Document*

101 LAB**	XBRL Taxonomy Labels Linkbase Document*

101 PRE**	XBRL Taxonomy Presentation Linkbase Document*

101 DEF**	XBRL Taxonomy Extension Definition Linkbase Document*
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

**	Previous filed

+	filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSANDS PETROLEUM, INC.

Date: June 24, 2013	By:	/s/ DAVID DEMARCO
David DeMarco
Chief Executive Officer (Principal Executive Officer)

Date: June 24, 2013	By:	/s/ DONALD GIANNATTASIO
Donald Giannattasio
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s / DAVID DEMARCO	Director	Date: June 24, 2013
David DeMarco

/s / BRUNO MOSIMANN	Director	Date: June 24, 2013
Bruno Mosimann

/s / RICHARD S. T. HUNTER	Director	Date: June 24, 2013
Richard S. T. Hunter

/s/ RICK WILSON	Director	Date: June 24, 2013
Rick Wilson