Form 10-Q
period 2013-07-31
BLACKSANDS PETROLEUM, INC.
filed 2013-09-20
CIK 1308137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2013

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

As of September 19, 2013, there were 16,392,692 shares of registrant’s common stock outstanding.

BLACKSANDS PETROLEUM, INC.
FORM 10-Q
For the Quarter Ended July 31, 2013

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Balance Sheets (Unaudited)

	July 31, 2013	October 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$625,455	$1,160,320
Accounts receivable	240,977	402,162
Total Current Assets	866,432	1,562,482
Oil and gas property costs (successful efforts method of accounting)
Proved	5,300,536	5,284,597
Unproved	1,934,595	1,934,595
Other assets	50,577	220,984
TOTAL ASSETS	$8,152,140	$9,002,658
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable	$60,000	$60,000
Accounts payable	233,808	158,131
Accrued expenses	2,656,741	2,416,857
Total Current Liabilities	2,950,549	2,634,988
Notes payable	4,024,898	3,591,866
Asset retirement obligation	640,789	609,502
Total Liabilities	7,616,236	6,836,356
Stockholders’ Equity:
Preferred stock - $0.01 par value; 10,000,000 shares authorized:	--	--
Series A - $.001 par value, 310,000 shares authorized, 250,000 and nil shares issued and outstanding, respectively	250	250
Common stock - $0.001 par value; 100,000,000 shares authorized; 16,392,693 and 16,386,443 shares issued and outstanding at July 31, 2013 and October 31, 2012, respectively	16,393	16,387
Additional paid-in capital	22,700,021	22,463,501
Accumulated deficit	(22,180,760)	(20,313,836)
Total Stockholders’ Equity	535,904	2,166,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,152,140	$9,002,658

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2013	2012	2013	2012

Revenue:
Oil and gas revenue	$1,303,045	$1,321,934	$467,879	$251,184

Expenses:
Selling, general and administrative	1,107,685	1,502,101	336,255	464,865
Depreciation and depletion	375,257	641,280	138,211	162,235
Accretion expense	31,287	36,323	8,525	12,117
Lease operating expenses	507,585	652,378	152,460	193,483
Oil and gas exploration costs	220,000	--	220,000	--

Total expenses	2,241,814	2,832,082	855,451	832,700

Loss from operations	(938,769)	(1,510,148)	(387,572)	(581,516)

Other income and (expense):
Interest expense	(955,918)	(213,599)	(360,411)	(94,936)
Other income	27,763	--	--	--

Total other income (expense)	(928,155)	(213,599)	(360,411)	(94,936)

Loss before provision for income taxes	(1,866,924)	(1,723,747)	(747,983)	(676,452)
Provision for income taxes	--	--	--	--
Net loss	(1,866,924)	(1,723,747)	(747,983)	(676,452)
Preferred stock dividends	150,000	150,000	50,000	50,000
Net loss attributable to common shareholders	$(2,016,924)	$(1,873,747)	$(797,983)	$(726,452)

Loss per share attributable to common shareholders
Basic and diluted	$(0.12)	$(0.11)	$(0.04)	$(0.04)

Weighted Average Shares Outstanding
Basic and diluted	16,388,648	16,381,333	16,389,738	16,383,318

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended July 31, 2013 and 2012
(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,866,924)	$(1,723,747)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Equity compensation expense	236,526	529,816
Amortization of debt discount	433,032	21,656
Depreciation, depletion and accretion	406,544	677,603
Changes in operating assets and liabilities:
Accounts receivable	161,185	479,432
Prepaid expense and other current assets	169,611	(26,748)
Accounts payable	315,562	871,749
Net cash flows provided by (used in) operating activities	(144,464)	829,761

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of fixed assets	--	(3,252)
Oil and gas property costs	(390,401)	(1,774,715)
Net cash flows (used in) investing activities	(390,401)	(1,777,967)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from joint venture agreement	--	2,600,000
Proceeds from notes payable	--	1,000,000
Net cash flows provided by financing activities	--	3,600,000
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(534,865)	2,651,794
CASH AND CASH EQUIVALENTS - Beginning of period	1,160,320	240,314
CASH AND CASH EQUIVALENTS - End of period	$625,455	$2,892,108

Supplemental Disclosures:

Cash paid for interest	$167,240	$--

Cash paid for income taxes	$--	$--

Supplemental non-cash activities

Discount on notes payable	$--	$2,079,017

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

2.  Asset Retirement Obligation

The following table summarizes the change in the asset retirement obligation (“ARO”) for the nine months ended July 31, 2013

Beginning balance at November 1, 2012	$609,502
Liabilities settled	--
Liabilities incurred through acquisition of assets	--
Accretion expense	31,287
Ending balance at July 31, 2013	$640,789

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

3.  Stockholders’ Equity

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at November 1, 2012	1,046,333	$3.13
Granted	--	--
Exercised	--	--
Cancelled	--	--
Outstanding at July 31, 2013	1,046,333	$3.13
Exercisable at July 31, 2013	963,667	$3.03

During the nine months ended July 31, 2013 and 2012, the Company recorded stock-based compensation of $236,526 and $529,816, respectively, as general and administrative expenses.  At July 31, 2013, the weighted average remaining life of the stock options is 6.43 years.  The unamortized amount of stock-based compensation at July 31, 2013 was $101,562. This cost is expected to be recognized over a weighted average period of 0.70 years.

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

5.  Contingencies

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of July 31, 2013, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

6.  Silver Bullet Property Holdings

On November 19, 2010, the Company entered into a loan agreement with Silver Bullet Property Holdings SDN BHD for a promissory note totaling $1,500,000 (the “Note”).  The Note bears interest at the rate of 10% per annum and was due on the earlier of the date the Company closes on an offering with gross proceeds of at least $5 million or November 19, 2011.  On September 27, 2011, the Company and the Investor entered into an amendment to the Note (the “Amendment”).  Pursuant to the Amendment, the maturity date of the Note was amended from November 19, 2011 to February 1, 2013.  In addition, the Investor loaned the Company an additional $1 million and the Note was amended to include such additional loan.  Pursuant to a security agreement, dated September 27, 2011 (the “Security Agreement”), as security for the repayment of the Note, the Company granted the Investor a first priority lien on the Company’s oil and gas mineral leases in the ApClark Field.  In April 2012, the parties agreed to further extend the maturity date of the Note to May 1, 2014 and the Investor agreed to an additional loan of $500,000 to the Company, and the Note was amended to include such additional loan.  The Company also granted the Investor a net proceeds interest (9% but reduced to 4.5% if the Note is repaid prior to May 1, 2013) in the AP Clark properties included in the Security Agreement.  The net proceeds interest represents the amount remaining from the proceeds of the sale of the AP Clark properties after deducting the related costs.  In September 2013, the maturity date on the Note was further extended to November 1, 2014.  The amendments were reviewed to determine its accounting treatment as a restructuring, extinguishment or modification and determined to be a modification.

On August 29, 2013, the Company entered into an additional loan agreement with the Investor for a promissory note totaling $220,000 (the “Second Note”).  The Second Note bears interest at the rate of 12% and is due on August 29, 2014.

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

Overview

We currently focus our oil and natural gas exploration, exploitation and development operations on projects located in Colorado, New Mexico and Texas. The higher potential impact projects (“Core Focus Areas”) are concentrated on (i) Spraberry, Upper Wolfcamp, Lower Wolfcamp/Cline Shale, Strawn and Mississippian formations in the Permian Basin (Midland Basin) in W. Texas, (ii) conventional reef structures in the Pedregosa Basin in S.W. New Mexico and (iii) conventional structure and stratigraphic formations and unconventional resource formations in Southern Colorado.  We also have interest in the Beech Creek Field located in Hardin County, Texas and the Cabeza Creek Field located in Goliad County Texas, which we anticipate could provide us with cash flow and additional upside through recompletion potential and new drilling opportunities (“Non-core Properties”).

As of July 31, 2013, we owned interests in approximately (i) 8,700 gross (5,450 net) acres in the Midland Basin, (ii) 108,715 gross (54,357 net) acres in the Pedregosa Basin, (iii) 3,300 gross (1,650 net) acres in Colorado, and (iv) 3,800 gross acres in Non-Core Properties.

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

 Projects in the next 12 months, subject to raising the capital requirements:

Subject to obtaining additional financing, the following drilling and recompletion/work-over may be pursued.  The projects and our share of the estimated costs are listed below:

Estimated cost based on expected participating working interest.

Project	Current WI%	No. Wells	Procedure	Est. Cost
Midland Basin	62.5-85%	3	New Drill	$3.7MM
Other producing properties	100%	2	Recompletions	$0.4 MM
Total		5		$4.1MM

We are currently exploring financing options relating to the drilling of new wells in Pedregosa and Colorado, whereby we would retain a 16.67% interest in each Project, thereby reducing our total estimated cost to approximately $4.1 million.  If we elect to expand drilling activities, we will need to access additional capital.

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

Consolidated Results of Operations for the Three Months Ended July 31, 2013 Compared to the Three Months Ended July 31, 2012

Revenues for the three months ended July 31, 2013 totaled $467,879 as compared to $251,184 for the three months ended July 31, 2012.  The increase totaling $216,695 resulted from the production for the two Livestock wells, which began producing oil in November and December 2012 as partially offset by the loss in production from the Copano Bay field which were sold in July 2012.

Selling general and administrative expenses decreased $128,610 from $464,865 in the three months ended July 31, 2012 to $336,255 in the three months ended July 31, 2013.  This decrease is primarily the result of a decrease in the stock based compensation recorded in the quarter ended July 31, 2013 as the result of the vesting of previously granted stock options.  These options were originally granted during 2010 and 2012.  At July 31, 2013, there was $86,461 of unvested options remaining.  We expect the amount of stock based compensation expenses to continue to decrease over the next 12 months.  There were no new options granted during the quarter ended July 31, 2013.

Depreciation, depletion and accretion decreased $27,616 from $174,352 in the three months ended July 31, 2012 to $146,736 for the three months ended July 31, 2013.  The decrease is primarily a result in the lower depletion expense related to the disposal of the Copano Bay field in July 2012.

Lease operating expenses decreased $41,023 from $193,483 in the three months ended July 31, 2012 to $152,460 in the three months ended July 31, 2013.  The lease operating costs in the three months ended July 31, 2012 included $55,628 for the Copano Bay wells, which were disposed of in July 2012.

We incurred oil and gas exploration costs totaling $220,000 relating to delay rental payments during the three months ended July 31, 2013. There were no oil and gas exploration costs during the three months ended July 31, 2012.

Interest expenses increased $265,475 from 94,936 in the three months ended July 31, 2012 to $360,411 in the three months ended July 31, 2013.  The increase was the result of amortization of discounts and interest due relating to the joint venture agreement with KP-RAHR Ventures III LLC.

We incurred a net loss for the three months ended July 31, 2013 of $747,983, compared to a net loss of $676,452 for the three months ended July 31, 2012.

 Consolidated Results of Operations for the Nine Months Ended July 31, 2013 Compared to the Nine Months Ended July 31, 2012

Revenues for the nine months ended July 31, 2013 totaled $1,303,045 as compared to $1,321,934 for the nine months ended July 31, 2012.  The decrease totaling $18,889 resulted from the loss in production from the Copano Bay field sold in July 2012 partially offset by the production for the two Livestock wells, which began producing oil in November and December 2012.

Selling general and administrative expenses decreased $394,416 from $1,502,101 in the nine months ended July 31, 2012 to $1,107,685 in the nine months ended July 31, 2013.  This decrease is primarily the result of a decrease of professional fees and services along with a decrease of $293,290 in the stock based compensation recorded in the nine months ended July 31, 2013, which resulted from the vesting of previously granted stock options.  These options were originally granted during 2010 and 2012.  At July 31, 2013, there was $86,461 of unvested options remaining.  We expect the amount of stock based compensation expenses to continue to decrease over the next 12 months.  There were no new options granted during the nine months ended July 31, 2013.

Depreciation, depletion and accretion decreased $271,059 from $677,603 in the nine months ended July 31, 2012 to $406,544 for the nine months ended July 31, 2013.  The decrease is primarily a result in the lower depletion expense from the decreased production and the disposal of the Copano Bay field in July 2012.

Lease operating expenses decreased $144,793 from $652,378 in the nine months ended July 31, 2012 to $507,585 in the nine months ended July 31, 2013.  The lease operating costs in the nine months ended July 31, 2012 included approximately $166,000 for the Copano Bay wells, which were disposed of in July 2012.

We incurred oil and gas exploration costs totaling $220,000 relating to delay rental payments during the nine months ended July 31, 2013. There were no oil and gas exploration costs during the nine months ended July 31, 2012.

Interest expenses increased $742,319 from $213,599 in the nine months ended July 31, 2012 to $955,918 in the nine months ended July 31, 2013.  The increase was the result of the amortization and interest due relating to the joint venture agreement with KP-RAHR Ventures III LLC.

We incurred a net loss for the nine months ended July 31, 2013 of $1,866,924, compared to a net loss of $1,723,747 for the nine months ended July 31, 2012.

Liquidity and Capital Resources

As of July 31, 2013, we had cash and cash equivalents on hand of $625,455. We believe this amount, together with production from existing wells and additional wells to be drilled during the fall of 2013, are sufficient to fund our general and administrative costs for the next twelve months.  Depending on the depth and formation drilled to and the frac program utilized, presuming our joint venture partner provides additional funds, we will have sufficient cash in order to fund capital expenditures for the drilling of between two and four new wells. However, if our joint venture partner does not provide additional funds, which it has no obligation to do so, we would need an additional $4.1 million for the next 12 months in order to fund our planned drilling program.   We do not currently have the financing in order to carry out a drilling program.  We expect to rely on external sources of capital in order to continue to fund our capital expenditures.

Net Cash Flows from Operating Activities

Cash used in operating activities in the nine months ended July 31, 2013 was $144,464, compared to $829,761 provided by operating activities in the nine months ended July 31, 2012.  The sources of cash from operating activities in the nine months ended July 31, 2013 total approximately $1,722,000, comprised of approximately $1,076,000 of net noncash charges, a $161,000 increase in accounts receivable, a $170,000 increase in prepaid expense and other current assets and a $316,000 increase in accounts payable. The use of cash from operating activities was comprised of a net loss of approximately $1,867,000.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended July 31, 2013 was $390,401 compared to $1,777,967 in the nine months ended July 31, 2012.   The costs for both periods presented relate to our oil and gas acquisitions and development.  During the nine months ended July 31, 2012, a substantial portion of the oil and gas expenses related to the drilling costs for the two livestock wells.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended July 31, 2012 was $3,600,000.   The financing was provided through a loan from Silver Bullet and as a result of the joint venture agreement with KP Rahr.  There were no financing activities in the nine months ended July 31, 2013.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of July 31, 2013. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of July 31, 2013, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)
Due to our small size, we did not have sufficient personnel in our accounting and financial reporting functions nor do we have a proper segregation of duties. During the quarter ended July 31, 2013, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. In addition, we have had an overreliance on consultants involved in our financial statement closing process. As a result we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

b)
We did not maintain sufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of U.S. GAAP commensurate with our complexity and our financial accounting and reporting requirements. As a result, our financial statement closing process, which involves the preparation of the financial statements included in this annual report, did not identify all of the adjusting journal entries that were required to be recorded in connection with our closing process. As part of the audit of our most recently concluded fiscal year ended October 31, 2012, which occurred during the quarter ended January 31, 2013, our independent registered public accounting firm proposed a significant number of audit adjustments, including a material adjustment regarding the amount of depletion of our oil and gas reserves, which should have been recorded as part of the normal closing process. Similar adjustments have been proposed during each of the subsequent quarters in the current fiscal year by our independent registered public accounting firm relating to depletion amounts. Our internal control over financial reporting did not detect such matters and, therefore, was not effective in detecting misstatements in the consolidated financial statements. This control deficiency is pervasive in nature. Further, there is a reasonable possibility that material misstatements of the financial statements including disclosures will not be prevented or detected on a timely basis as a result.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended July 31, 2013, 3,126 shares of a restricted stock award granted to Richard Hunter vested and were deemed issued.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKSANDS PETROLEUM, INC.

Date: September 20, 2013	By:	/s/ DAVID DEMARCO
Name: David DeMarco
Title: Chief Executive Officer

Date: September 20, 2013	By:	/s/ DONALD GIANNATTASIO
Name: Donald Giannattasio
Title: Chief Financial Officer