Form 10-K
period 2013-10-31
BLACKSANDS PETROLEUM, INC.
filed 2014-02-14
CIK 1308137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2013

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of April 30, 2013, based on the closing sales price of the Common Stock as quoted on the Over-the-Counter Bulletin Board was $43,279,556.20. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of February 12, 2014, there were 17,703,792 shares of registrant’s common stock outstanding.

PART I

ITEM 1 – BUSINESS

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

Overview and History

We are an oil and natural gas exploration and development company currently focused on the acquisition and development of conventional and unconventional oil and gas fields in North America. Our operations are conducting through our subsidiaries, including our wholly-owned subsidiaries, Blacksands Petroleum Texas LLC (“BSPE Texas”), NRG Assets Management LLC (“NRG Assets”), APClark LLC (“APClark”) and Copano Bay Holdings, LLC (“Copano Bay”) and Access Energy Inc. (“Access”), of which we own 19.88%.

We were incorporated under the laws of the State of Nevada on October 12, 2004 as Lam Liang Corp. In June 2006, we changed our name to Blacksands Petroleum, Inc., which was in line with our new business of oil and gas exploration and development. Access was formed under the laws of Ontario, Canada on August 26, 2005, BSPE Texas was formed under the laws of Texas on November 9, 2009, NRG Assets was formed under the laws of Texas in October 2009, APClark was formed under the laws of Delaware in 2012 and Copano Bay Holdings was formed under the laws of Texas in December 2010.

Our Competitive Strengths

We believe that we have the following business strengths that will enable us to achieve our business objectives:

•	We have operated three producing fields in Texas;
•	We have an outside operating interest in four additional wells in Texas;
•	We have in-depth experience in acquiring producing properties;
•	We have in-house accounting, engineering, land and geotechnical personnel; and
•	We have been actively developing a Permian basin field (our “AP Clark Field”).

Our Operations

West Texas Field (also referred to herein as “AP Clark Field,” “Jo-Mill Field,” “Midland basin,” and “Permian basin”)

On August 10, 2010, we acquired a (i) 25% working interest (18.75% of net revenue interest) in two producing wells for $325,000 and an 18.75% of leasehold working interest (14.0625% of net revenue interest) in 1,257 acres of land located in West Texas for $135,000 from an undisclosed Party (the “Party”).

On November 29, 2010, the Company acquired the leasehold interests and rights in the AP Clark II Prospect from Westerly Exploration, Inc. (“Westerly”) for $260,000. The Company paid Westerly $119,000 as advance payment towards 70% of the actual third party costs that will be required to receive an extension of certain leasehold properties included in the AP Clark II Prospect (as defined in the Leasehold Acquisition and Participation Agreement (“LAPA”)) (the “Extension Monies”) and the Company and Westerly agreed to drill the W.D. Everett Well No. 3 located within the AP Clark II Prospect (as defined in the LAPA) whereby all costs of such drilling operation shall be borne 30% by Westerly and 70% by the Company.

As of February 12, 2014, we owned interest in approximately 8,703 gross (5,057 net) acres in Borden Co., Texas, with an undivided interest ranging from 25% gross working interest (18.75% net revenue interest) to 85% gross working interest (63.75% net revenue interest). In 2011, we drilled, set casing, perforated and fracture stimulated two vertical wells in Borden Co., Texas, the Westerly Everett #3 and the Beaver Valley Ranch #6-1. During 2012, we drilled, set casing, perforated and fracture stimulated two vertical wells in Borden Co., Texas, the Livestock 7-1 and Livestock 18-1 wells. All four wells are currently producing and are operated by NRG Assets.

BSPE Texas participated in the Everett #3 for a 70% gross working interest. The well was drilled to 9140’ true vertical depth (“TVD”) tested the lower Spraberry, Wolfcamp, Strawn and Mississippian formation. The well was completed and fracture stimulated in the Mississippian and subsequently perforated and fracture stimulated in the lower Spraberry and Wolfcamp using a 4-stage fracture stimulation design. The well is currently producing six barrels of oil per day and has produced 9,800 barrels of oil since March 2011.

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

Our share of the costs to drill these two wells totalled $2,508,764.

BSPE Texas participated and operated the Livestock 7-1 Well for a 62.8% gross working interest. The well was drilled to a 8224’ TVD tested the Cline, Wolfcamp, lower Spraberry and JO-Mill formation. The well was completed and fracture stimulated in the Wolfcamp, Dean, lower Spraberry and Jo-Mill formations using a 4-stage fracture stimulation design. The well is currently producing 24 barrels of oil a day and has produced 12,200 barrels of oil since November 2012.

BSPE Texas participated and operated the Livestock 18-1 Well for a 65.65% gross working interest. The well was drilled to a 8260’ TVD tested the Cline, Wolfcamp, lower Spraberry and JO-Mill formation. The well was completed and fracture stimulated in the Cline, Wolfcamp, Dean, lower Spraberry and Jo-Mill formations using a 5-stage fracture stimulation design. The well is currently producing 11 barrels of oil a day and has produced 5,600 barrels of oil since October 2012. Our share of the costs to drill these two wells totalled $2,499,234.

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

In November 2013, the Company drilled three additional wells, which have not been completed as of the date of this filing. Total costs incurred to date are approximately $2.8 million.

Our ability to develop our interests in the AP Clark Field is dependent on our ability to obtain adequate capital to fund those projects as well as our ongoing operations and existing obligations. In view of these capital requirements, our current cash resources, nondiscretionary expenses, debt and near term accounts payable and accrued expenses obligations, we intend to explore all strategic alternatives to maintain our business as a going concern, including, but not limited to, a sale of assets of our company, or one or more other transactions that may include a comprehensive financial reorganization of our company. In February 2014, we amended a development agreement we had with a purchaser of working interests (“WI Purchaser”) whereby WI Purchaser agreed to acquire up to a 37.5% working interest in the three wells drilled in November 2013. WI Purchaser has invested $300,000 in these wells and has the option to invest additional funds, up to a 37.5% working interest, through March 31, 2014. We are currently in discussions with at least one potential additional purchaser to acquire working interests in the wells we drilled in November 2013 in the AP Clark Field and we will explore the potential sale of this and other assets to fund a portion of our planned expenditures. We also continue to evaluate a variety of other sources to fund the development of our projects. These alternatives include joint ventures, additional sales of our securities and/or other transactions. We cannot be certain that funding from any of these sources will be available. If we are unable to secure adequate funds on a timely basis on terms acceptable to us, we will not be able to continue with our current plans for well development and completion and other development activities, and may need to extend the time frame over which these activities will take place, or to cease operations.

Our ability to secure liquidity in the form of additional financing or otherwise remains crucial for the execution of our business plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations, accounts payable, accrued expenses, interest expense and capital expenditures for the foreseeable future. Obligations that may exert further pressure on our liquidity situation include: (i) the obligation to repay principal and interest on approximately $3.2 million of secured notes due to Silver Bullet Property Holdings SDN BHD (“Silver Bullet”) during 2014; (ii) the obligation to repay equity interests of approximately $2.6 million, as of October 31, 2013, to KP-RAHR Ventures III, LLC (“KP Ventures”); and (iii) approximately $3.0 million of accrued expenses and $500,000 of accounts payable owed as of October 31, 2013. We may determine that it is in our best interests to seek relief through a pre-packaged, pre-negotiated or other type of filing under Chapter 11 of the U.S. Bankruptcy Code.

J.E. Pettus Gas Unit (known as “Cabeza Creek Field”)

In November 2009, we purchased, for approximately $430,000 including legal and other costs, through BSPE Texas, the J.E. Pettus Gas Unit located in Goliad County, Texas (the “Gas Unit”), previously owned by Pioneer Natural Resources USA, Inc. The Gas Unit includes five active gas wells and 20 non-producing gas wells located on approximately 3,700 acres in Goliad County, Texas. The interest acquired by BSPE Texas is 100% with all rights, title and interest from the surface to 8,500 feet below the surface and 10.67% below 8,500 feet. The other interest owners with rights below 8,500 feet beneath the surface are: XTO Energy Inc. with a 35% interest, ConocoPhillips Company with a 45.67% interest, and Anadarko Petroleum Corp. with an 8.66% interest. The gas and oil production is from conventional Gulf Coast sand-stone formations.

In January 2014, we sold our interest in all the wells in the Cabeza Creek Field for all depths from the ground to 8,500 feet below the surface in exchange for $50,000 and the assumption by the buyer of all outstanding and future liabilities related to the Cabeza Creek Field.

Beech Creek Field

On April 5, 2010, we purchased different working interests in the Beech Creek wells No. 1 and No. A-2 located in Hardin County, Texas for $740,798 in cash. These property interests were previously owned by a group of five different working interest owners. The two oil wells each included held by production 44 acres for a total of 88 acres. A 30.0587% working interest was acquired in the Beech Creek Well No. 1. A 24.4337% working interest was acquired in the Beech Creek Well No. A-2. The wells, which are currently producing, are not operated by us or any of our affiliates.

Copano Bay

Effective November 1, 2010, we acquired a 50% working interest (37.5% net revenue interest) in certain operating oil and gas leases in and around Aransas County, Texas for $100,000. There were four active wells on the property. In connection with the acquisition, we recorded an asset retirement obligation totaling $126,040.

Effective July 1, 2012, we disposed of our interest in the property in exchange for $25,000. We reported a gain of $10,277 on the sale of this field.

Del Norte

On September 9, 2010, we acquired a 50% undivided leasehold working interest in and to approximately 3,200 acres of land located in Rio Grande County in Colorado from Dan A. Hughes Company for an initial acquisition cost of $200,000. The property has no production and was accounted for as an acquisition of unproved property. Pursuant to the agreement, we have the option to participate in the drilling of a test well. If we participate in the drilling of this test well, all costs associated with the well will be borne equally. As a result of this acquisition, we recorded $200,000 in unproved properties. In August 2012, leases covering approximately 1,240 of these acres expired. As a result, we reported an impairment charge of $77,703 for the expired leases for the year ended October 31, 2012. The Company continues to focus its resources on developing the AP Clark Field and, as such, does not currently have sufficient capital for the development of the Del Norte prospect. Accordingly, an impairment charge totaling $153,381 has been recorded during the year ended October 31, 2013.

Pedregosa Basin Field

On June 18, 2010, BSPE Texas acquired a 50% undivided leasehold working interest (with a contributing 40% net revenue interest) in and to approximately 147,262 acres (73,631 net acres) of land, located in the Pedregosa Basin (SW New Mexico) from Dan A. Hughes Company (“Hughes”) for an initial acquisition cost of $1.5 million.

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

A two well drilling program was contemplated following the seismic acquisition. The first well was drilled to the north with the objective to fully test and evaluate the Percha Shale, a 350 foot thick shale unit that is the age equivalent of the Woodford shale in West Texas and Oklahoma. The second contemplated well would be proposed to test the Hueco, South Unit structure by drilling thick depositional sequences of carbonates and sandstones of early Cretaceous age rocks through deeper Paleozoics.

In May 2011, the first test well, the Hughes #1 Big Hatchet North Unit 14 State, was drilled to a depth of 5630’ TVD in the north area of the Pedregosa Project to test the Percha Shale. Pursuant to an agreement, the Company is obligated to carry the drilling costs for a test well up to $1.2 million. Costs in excess of $1.2 million are to be split based upon the parties working interest. The Company incurred $1,665,142 in capitalized exploration costs. During the quarter ended October 31, 2011, the Company determined that there were not economically feasible hydrocarbons at the test well site and expensed the costs of the well as exploration costs. The Company determined that it owed an additional $952,320 in 2012 and $171,790 in 2013 for the drilling of this test well based on cost over runs reported to the Company by the operator of the well. This amount is reported in the statement of operations as exploration costs. The well was logged, plugged and abandoned.

The Company continues to focus its resources on developing the AP Clark Field and, as such, does not currently have sufficient capital for the development of the Pedregosa Field. Accordingly, an impairment charge totaling $1,781,214 has been recorded during the year ended October 31, 2013.

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

In addition, concerns have been raised about the potential for fracking to cause earthquakes through the disposal of produced waters into Class II underground injection control (“UIC”). The EPA’s current regulatory requirements for such wells do not require the consideration of seismic impacts when issuing permits. Some environmentalists have asked the EPA to consider reversing an exemption that excludes such wastewaters from hazardous waste rules, which would subject the wastes to more stringent management and disposal requirements. We cannot predict the EPA’s future actions in this regard. Certain states, such as Ohio, where earthquakes have been alleged to be linked to fracking activities, have proposed regulations that would require mandatory reviews of seismic data and related testing and monitoring as part of the future permitting process for UIC wells. In addition, certain other states, including New York, New Jersey and Vermont have sought to place moratoria on fracking or subject it to more stringent permitting and well construction and testing requirements. Additionally, several cities in the State of Colorado voted in November 2013 to ban or restrict fracking activities within their city limits. Our interests in Colorado are not located within any of these cities.

Employees

As of February 12, 2014, we have four employees, including our chief financial officer, the manager in charge of development and production and two special advisors working significantly on the AP Clark project. In addition, our interim President serves as a consultant. We believe our relationships with our employees are good. None of our employees are represented by labor unions and we are not a party to any collective bargaining agreement.

ITEM 1A – RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

We will need to secure additional funds and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements, build our business or continue as a going concern.

The Company had cash and cash equivalents of $1,335,237 as of October 31, 2013 and $1,160,320 as of October 31, 2012. A substantial portion of the funds on hand at October 31, 2013 were utilized to fund the initial drilling of the three new, uncompleted wells in the AP Clark Field. As such, we currently do not have sufficient cash to complete the new wells or engage in any further drilling or exploration activities. In addition, our cash balances are not sufficient to satisfy our anticipated cash requirements for normal operations, to meet our immediate accounts payable and other obligations regarding our indebtedness or capital expenditures for the foreseeable future. We believe that our current cash will allow us to continue basic operations for the next two months.

We have incurred losses since inception and we are not operating at cash flow breakeven. Our cash balance at year end is not sufficient to fully fund our business plan or to satisfy our cash requirements for normal operations, to meet our immediate accounts payable or other obligations regarding our indebtedness or our anticipated development activities over the next twelve months. In view of our capital requirements, current cash resources, nondiscretionary expenses, debt and near term accounts payable and accrued expenses obligations, we may explore all strategic alternatives to maintain our business as a going concern including, but not limited to, a sale of assets of our company, or one or more other transactions that may include a comprehensive financial reorganization of our company.

In order to continue operations and engage in development of our properties, we will be dependent on raising capital, debt or equity, from outside sources to pay for further expansion, exploration and development of our business, and to meet current obligations. Such capital may not be available to us when we need it on terms acceptable to us if at all, particularly in the current global economic conditions. The issuance of additional equity securities by us will result in a dilution to our current stockholders which could depress the trading price of our common stock. Obtaining debt financing will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and may be required to scale back or cease our operations. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

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

If we are unable to obtain substantial additional capital, we may need to seek protection under Chapter 11 of the U.S. Bankruptcy Code, which could result in a loss of your entire investment.

We are experiencing significant liquidity constraints. If we are not able to obtain sufficient capital either from the sale of assets or external sources of investment to fund our immediate operating requirements, we may determine that it is in the Company’s best interests to seek relief through a pre-packaged, pre-negotiated or other type of filing under Chapter 11 of the U.S. Bankruptcy Code.

In the event we seek protection under Chapter 11 of the U.S. Bankruptcy Code, it may be necessary, in order to obtain the approval of our creditors and the Bankruptcy Court to a plan of reorganization for the Company, to eliminate and cancel all existing equity of the Company, including common stock, options, warrants and other securities that are linked to our equity, which will result in a loss of the entire investment of the holders of such securities, including our stockholders. Further, if we were unable to implement a plan of reorganization or if sufficient debtor-in-possession financing were not available, we could be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code, which would result in a loss of your entire investment.

We have a history of losses which may continue, which may negatively impact our ability to achieve our business objectives.

We incurred net losses of $8,393,974 for the year ended October 31, 2013 and $3,298,163 for the year ended October 31, 2012. In addition, at October 31, 2013, we had an accumulated deficit of $28,707,810. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in early stage oil and gas exploration companies. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether production from our operating wells continues at their current rates. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our independent registered public accounting firm’s report on our financial statements questions our ability to continue as a going concern.

Our independent registered public accounting firm’s report on our financial statements as of October 31, 2013 and 2012 expresses doubt about our ability to continue as a going concern. Their report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to a working capital deficit of $2,172,431 and an accumulated deficit of $28,707,810 through October 31, 2013.

We will need to secure additional capital in the future and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements, build our business or continue as a going concern. Accordingly, we can offer no assurance that the actions we plan to take to address these conditions will be successful. Inclusion of a “going concern qualification” in the report of our independent accountants or any future report may have a negative impact on our ability to obtain financing and may adversely impact our stock price.

We have substantial capital requirements that, if not met, may hinder our operations.

If we are successful in raising additional capital, we anticipate that we will make substantial capital expenditures for the acquisition, exploration, development and production of oil and natural gas reserves in the future and for future drilling programs. We have insufficient revenues or available cash, which currently prohibits us from undertaking or completing any drilling programs. We cannot assure you that debt or equity financing, or cash generated by operations, will be available or sufficient to meet these requirements or for other corporate purposes, or if debt or equity financing is available, that it will be on terms acceptable to us. Moreover, future activities may require us to alter our capitalization significantly. Our inability to access sufficient capital for our operations could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Recently, there has been significant discussion among members of Congress regarding potential legislation that, if enacted into law, would eliminate certain key United States federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, among other proposals:

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

Because members of management have other business interests, they may not be able to devote a sufficient amount of time to our business operation, causing our business to fail.

Ms. Rosen and Mr. Giannattasio, our interim President and Chief Financial Officer, respectively, are involved with other business interests and are unable to devote all of their business time and effort to us. They presently possess adequate time to attend to our interests. In the future, our management will use their best efforts to devote sufficient time to the management of our business and affairs and, provided additional staff may be retained on acceptable terms, our management will engage additional officers and other staff should additional personnel be required. However, it is possible that our demands on management’s time could increase to such an extent that they come to exceed their available time, or that additional qualified personnel cannot be located and retained on commercially reasonable terms. This could negatively impact our business development.

Because our directors are involved or affiliated with other oil and gas exploration companies, they may have conflicts of interest with us.

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

It is anticipated that there will be a limited trading market for the Common Stock on the OTCQB Market. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using Common Stock as consideration.

You may have difficulty trading and obtaining quotations for our Common Stock.

The Common Stock may not be actively traded, and the bid and asked prices for our Common Stock on the OTCQB may fluctuate widely. As a result, investors may find it difficult to dispose of, or to obtain accurate quotations of the price of, our securities. This severely limits the liquidity of the Common Stock, and would likely reduce the market price of our Common Stock and hamper our ability to raise additional capital.

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

Our common stock is currently traded, but with very low, if any, volume, based on quotations on the OTCQB Market, meaning that the number of persons interested in purchasing our common stock at or near bid prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is still relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that trading levels will be sustained.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on their internal controls over financial reporting in their annual reports on Form 10-K. In addition, in the event we are no longer a smaller reporting company, the independent registered public accounting firm auditing our financial statements would be required to attest to the effectiveness of our internal controls over financial reporting. Such attestation requirement by our independent registered public accounting firm would not be applicable to us until the report for the year ended October 31, 2014 at the earliest, if at all. If we are unable to conclude that we have effective internal controls over financial reporting or if our independent registered public accounting firm is required to, but is unable to provide us with a report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our securities.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We maintain our principal executive offices at 800 Bering, Suite 250, Houston, Texas 77057. Our telephone number at that office is (713) 554-4491 and our facsimile number is (713) 583-1617. Our rent is on a month to month basis and totals $4,000 per month.

Reserve Estimation Procedures and Audits

The information included in this Report about the Company’s proved reserves as of October 31, 2013 and 2012, which were located in the United States, is based on evaluations prepared by (i) the Company’s engineers and audited by Hite & Associates (“Hite”) (2013) and Hamilton Group (“Hamilton”) (2012) (collectively, the “Independent Petroleum Engineers”). The Company has no oil and gas reserves from non-traditional sources. Additionally, the Company does not provide optional disclosure of probable or possible reserves.

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

Proved reserves audits. The reserve audits performed by the Independent Petroleum Engineers in the aggregate represented 100% of the Company’s 2013 and 2012 proved reserves.

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

Qualifications of reserves preparers and auditors. The Independent Petroleum Engineers provide petroleum property analysis services for energy clients, financial organizations and government agencies. George Hite, Texas Board of Professional Engineers Registration number 57184, was primarily responsible for auditing the Company’s reserves estimates for Hite & Associates Inc. at October 31, 2013. Mr. Hite has been a practicing consulting petroleum engineer and has over 49 years of practical experience in petroleum engineering, including the estimation and evaluation of proved reserves. He graduated with a Bachelor of Science degree in Mechanical Engineering in 1964 and meets or exceeds the education, training and experience requirements set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the board of directors of the SPE. William Crenshaw, Texas Board of Professional Engineers Registration No. 7918, was primarily responsible for auditing the Company’s reserves estimates for Hamilton at October 31, 2012. Mr. Crenshaw has been a practicing consulting petroleum engineer at Corridor since has over 28 years of practical experience in petroleum engineering, including 28 years of experience in the estimation and evaluation of proved reserves. He graduated with a Bachelor of Science degree in Petroleum Engineering in 1983 and meets or exceeds the education, training and experience requirements set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the board of directors of the SPE.

The process for preparation of our oil and gas reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data provided for the report and review of the independent third party reserves report. The technical employees responsible for overseeing the process for preparation of the reserves estimates are David DeMarco and Eric Urban, Special Advisors to Blacksands Petroleum, Inc. Mr. DeMarco has more than 15 years’ experience in all areas of oil and gas exploration and development and has overseen the preparation of reserve estimates for five years. Mr. Urban has 10 years’ experience in the oil and gas exploration industry and has assisted in overseeing the preparation of the reserve estimates for five years. They are the sole persons in the Company that review and approve the reserve estimates.

Technologies used in reserves estimates. The Company uses reliable technologies to establish additions to reserve estimates, including seismic data and interpretation, wireline formation tests, geophysical logs and core data.

Description of Properties

Net Reserves of Crude Oil and Natural Gas at October 31,

	2013	2012
Proved developed oil reserves (MBbls)	58.36	76.00
Proved developed gas reserves (Mcf)	195.56	234.53
Proved undeveloped oil reserves (MBbls)	--	510.30
Proved undeveloped gas reserves (Mcf)	--	275.56
Total proved oil reserves (MBbls)	58.36	586.30
Proved gas reserves (Mcf)	195.56	510.0	9

The transfer of reserves from probable to proved is the result of changes in the Company’s development program for the AP Clark Field. As a result of changes, approximately 98 thousand barrels of oil were transferred to the proved reserve category.

Developed and Undeveloped Acreage

	Developed Acreage		Undeveloped Acreage
Geographic Area:	Gross	Net	Gross	Net
Year ended October 31, 2013
Cabeza Creek	3,689	3,689	--	--
Beech Creek	88	24	--	--
AP Clark	400	127	8,300	4,923

Year ended October 31, 2012
Cabeza Creek	3,689	3,689	--	--
Beech Creek	88	24	--	--
AP Clark	400	74	8,543	4,983
Copano Bay	--	--	--	--

The following table summarizes our oil and gas production revenue and costs, our productive wells and acreage, undeveloped acreage and drilling activities for each of the last two years ended October 31.

	2013	2012
Production
Net oil production (Bbls)	16,139	15,046
Net gas production (Mcf)	18,145	32,893
Total production (Mboe) (1)	19,163	20,528
Average sales price per Bbl of oil	$91.85	$95.89
Average sales price per Mcf of gas	$4.06	$2.82
Average sales price per Boe	$82.15	$79.40
Average production cost per Mboe	$39.44	$38.4	7

(1)	Oil and gas were combined by converting gas to a Boe equivalent on the basis of 6 Mcf of gas to 1 Bbl of oil.

The following tables summarize the Company’s United States development and exploration/extension drilling activities during 2013:

	Development Drilling
	Beginning Wells In Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Ending Wells In Progress
Cabeza Creek	—	—	—	—	—
Beech Creek	—	—	—	—	—
AP Clark	—	1	0	—	—
Copano Bay	—	—	—	—	—

Total United States	—	1	0	0	—

Exploration/Extension Drilling
	Beginning Wells In Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Sold Wells	Ending Wells In Progress
Cabeza Creek	—	—	—	—	—	—
Beech Creek	—	—	—	—	—	—
AP Clark	—	—	—	—	—	—
Copano Bay	—	—	—	—	—	—
Pedregosa	—	—	—	—	—	—
Cometa Ranch	—	—	—	—	—	—

Total United States	—	—	—	—	—	—

The following table summarizes the Company’s average daily oil, gas and total production by asset area during 2013:

	Oil (Bbls)	Gas (Mcf)	Total (BOE)
Cabeza Creek	3	37	9
Beech Creek	4	2	4
AP Clark	40	12	42
Pedregosa	--	--	--
Cometa Ranch	--	--	--
Del Norte	--	--	--

Total	47	51	55

The following table summarizes the Company’s costs incurred by geographic area during 2013:

	Property Acquisition Costs		Exploration	Development	Asset Retirement
	Proved	Unproved	Costs	Costs	Obligations	Total
Cabeza Creek	$--	$--	$--	$--	$--	$--
Beech Creek	--	--	--	5,266	--	5,266
AP Clark	--	--	443,858	642,635	--	1,086,493
Pedregosa	--	--	171,790	--	--	171,790
Cometa Ranch	--	--	--	--	--	--
Del Norte	--	--	83,687	--	--	83,687

Total	$--	$--	$699,335	$647,901	$--	$1,347,236

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

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently quoted on the OTCQB Market under the symbol “BSPE.” Prior to September 23, 2013, our common stock was quoted on the Over-the-Counter Bulletin Board under the symbol “BSPE.” For the period from November 1, 2011 through October 31, 2013, the following table sets forth the high and low sale prices of our common stock as reported by NASDAQ.

Period	High	Low
Fiscal Year Ended October 31, 2012:
First Quarter	$4.25	$4.00
Second Quarter	4.25	2.90
Third Quarter	3.05	1.45
Fourth Quarter	4.25	1.00
Fiscal Year Ended October 31, 2013:
First Quarter	$1.70	$0.91
Second Quarter	2.65	1.01
Third Quarter	3.50	2.00
Fourth Quarter	2.90	1.01

On January 27, 2014, the closing sale price of our common stock, as reported by the OTCQB Market, was $1.75 per share. On January 27, 2014, there were 33 holders of record of our common stock. On January 5, 2011, a one-for-three reverse stock split was effective for our common stock. All share prices herein reflect this reverse stock split.

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

ITEM 7 – MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We currently focus our oil and natural gas exploration, exploitation and development operations on projects located in Colorado, New Mexico and Texas. The higher potential impact projects (“Core Focus Areas”) are concentrated on (i) Spraberry, Wolfberry, Cline, Strawn and Mississippian formations in the Permian Basin (Midland Basin) in W. Texas, (ii) conventional reef structures in the Pedregosa Basin in S.W. New Mexico and (iii) conventional structure and stratigraphic formations and unconventional resource formations in Southern Colorado. We also have interest in the Beech Creek Field in Hardin County Texas, which we anticipate will provide us with immediate cash flow and additional upside through recompletion potential and new drilling opportunities (“Non-core Properties”).

As of October 31, 2013, we owned interests in (i) approximately 8,700 gross (5,050 net) acres in the Midland Basin, (ii) approximately 108,715 gross (54,357 net) acres in the Pedregosa Basin, and (iii) approximately 3,300 gross (1,650 net) acres in Colorado, and (iv) 3,800 gross acres in Non-Core Properties

We have approximately 116,515 gross acres (59,900 net acres) held by production and continuous drilling operations. This includes approximately 4,000 gross acres (1,843 net acres) in Midland Basin, 108,715 gross acres (54,357 net acres) in the Pedregosa Basin, and approximately 3,800 gross acres (3,722 net acres) in the Non-Core Properties. We have no production in Colorado.

We began oil and gas operations in the United States on November 1, 2009, with the purchase of a producing conventional oil and gas field, located in the Gulf Coast region of Texas, from Pioneer Natural Resources. Additionally, we acquired interests in two properties located in the Gulf Coast region of Texas and one property in our Core Focus Area located in West Texas.

The Core Focus Areas provide us with the opportunity to grow reserves and cash flow by drilling and developing the properties. The Core Focus Areas we currently plan to concentrate on developing are in the AP Clark Field. We will need to raise additional capital in order to complete the three wells drilled in the AP Clark Field in November 2013, as well as any potential future wells to be drilled.

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

In order to maintain our financial position, we have sold equity and used joint venture agreements with other industry companies to limit or eliminate our financial exposure in early drilling.

Consolidated Results of Operations for the Year Ended October 31, 2013 Compared to the Year Ended October 31, 2012

Revenues for the year ended October 31, 2013 totalled $1,690,249 as compared to $1,588,728 for the year ended October 31, 2012. The increase, totaling $101,521, resulted from the production from the Livestock 7-1 and Livestock 18-1 wells, which commenced production in November 2012, and was partially offset by reduced production from several of our existing wells.

Selling general and administrative expenses decreased by $399,240 from $1,842,463 in the fiscal year ended October 31, 2012 to $1,443,223 in the fiscal year ended October 31, 2013. The decrease is primarily related to a decrease in the amount of stock based compensation ($250,334) and professional services ($43,364).

Depreciation, depletion and accretion totalled $1,009,242 in the year ended October 31, 2013 as compared to $711,192 for the year ended October 31, 2012. The increase in the depreciation, depletion and accretion was a result of the increased production from the Livestock 7-1 and Livestock 18-1 wells that commenced operation in November 2012.

Lease operating expenses remained relatively unchanged at $765,643 in the year ended October 31, 2013 as compared to $769,769 in the year ended October 31, 2012. We expect lease operating expenses to remain significant.

During the years ended October 31, 2013 and 2012, we incurred exploration expenses of $699,335 and $952,320, respectively. These costs related primarily to lease extension payments for several AP Clark Field leases and additional costs related to the drilling of the test well on the Pedregosa property.

During the years ended October 31, 2013 and 2012, we incurred interest expenses totaling $1,401,611 and $449,881, respectively. The increase in interest expense of $951,730 was primarily the result of the increase in the amortization of the related debt discount ($607,670) and interest due on the loan from KP Rahr ($246,944).

During the year ended October 31, 2013, we reported impairment costs on our oil and gas properties totaling $4,820,770. As a result of our current financial position, we are currently unable to fund our drilling program. This resulted in the recharacterization of some of our resources from proved undeveloped reserves to probable resources. Oil and gas property costs totaling $2,886,175 from our AP Clark Field were therefore impaired. In addition, we have recorded an impairment charge totaling of $1,934,595 for our unproved properties (Pedregosa and Del Norte) as we have determined it unlikely that we would be able to participate in drilling activities in these areas for the next several years.

We incurred a net loss for the year ended October 31, 2013 of $8,393,974, compared to a net loss of $3,298,163 for the year ended October 31, 2012.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $1,335,237 as of October 31, 2013. A substantial portion of the funds on hand at October 31, 2013 were utilized to fund the initial drilling of the three new, uncompleted wells in the AP Clark Field. As such, we currently do not have sufficient cash to complete the new wells or engage in any further drilling or exploration activities. In addition, our cash balances are not sufficient to satisfy our anticipated cash requirements for normal operations, to meet our immediate accounts payable and other obligations regarding our indebtedness or capital expenditures for the foreseeable future. We believe that our current cash will allow us to continue basic operations for the next two months.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, as of October 31, 2013, we had approximately $1.3 million in cash and cash equivalents on hand, a working capital deficiency of approximately $2.1 million and an accumulated deficit of approximately $28.7 million through October 31, 2013.

We have incurred substantial losses since inception and we are not operating at cash flow breakeven. Our cash balance at year end is not sufficient to fully fund our business plan or to satisfy our cash requirements for normal operations, to meet our immediate accounts payable or other obligations regarding our indebtedness or our anticipated development activities over the next twelve months. In view of our capital requirements, current cash resources, nondiscretionary expenses, debt and near term accounts payable and accrued expenses obligations, we may explore all strategic alternatives to maintain our business as a going concern including, but not limited to, a sale of assets of our company, or one or more other transactions that may include a comprehensive financial reorganization of our company.

In order to continue operations and engage in development of our properties, we will be dependent on raising capital, debt or equity, from outside sources to pay for further expansion, exploration and development of our business, and to meet current obligations. Such capital may not be available to us when we need it on terms acceptable to us if at all, particularly in the current global economic conditions. The issuance of additional equity securities by us will result in a dilution to our current stockholders which could depress the trading price of our common stock. Obtaining debt financing will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and may be required to scale back, sell a portion of or cease our operations. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

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

If we are not able to obtain sufficient capital either from the sale of assets or external sources of capital to fund our immediate operating requirements, we may determine that it is in the Company’s best interests to seek relief through a pre-packaged, pre-negotiated or other type of filing under Chapter 11 of the U.S. Bankruptcy Code.

In the event we seek protection under Chapter 11 of the U.S. Bankruptcy Code, it may be necessary, in order to obtain the approval of our creditors and the Bankruptcy Court to a plan of reorganization for the Company, to eliminate and cancel all existing equity of the Company, including common stock, options, warrants and other securities that are linked to our equity, which will result in a loss of the entire investment of the holders of such securities, including our stockholders. Further, if we were unable to implement a plan of reorganization or if sufficient debtor-in-possession financing were not available, we could be forced to liquidate under Chapter 7 of the U.S. Bankruptcy Code, which would result in a loss of your entire investment.

Net Cash Provided By (Used In) Operating Activities

Cash used by operating activities in the year ended October 31, 2013 was $(397,182), compared to $241,434 of cash provided in the comparative period. The difference is due to the increase in the net loss, a reduction in equity compensation and a loss from dry hole, offset in part by an increase in the amortization of debt discount from the financing with KP Rahr and the impairment of our oil and gas property costs.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended October 31, 2013 was $647,901 compared to $2,921,428 for the year ended October 31, 2012. The costs for both periods presented relate to our oil and gas acquisitions and development program. During fiscal 2013, we incurred costs totaling $647,901 primarily for costs in preparation to drill on the three new wells in our AP Clark Field (approximately $560,000). Total costs incurred approximated $2,270,000 subsequent to October 31, 2013 through the date of this filing for the drilling of these wells. These wells have not been completed to date. During the year ended October 31, 2012, we participated in the drilling and completion of two additional wells.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended October 31, 2013 was $1,220,000, compared to $3,600,000 for the year ended October 31, 2012. The financing for both periods was obtained in furtherance of our drilling programs.

Issuance of Common Stock

In October 2013, the Company issued 500,000 shares of its common stock to Silver Bullet in exchange for $1,000,000. The Company will issue additional shares to Silver Bullet if there is an issuance of securities or repricing of an existing right at a price less than the base share price paid by Silver Bullet within one year from the original issuance so that the number of shares acquired by Silver Bullet in the financing is equal to the lower price paid.

Silver Bullet Financing

On November 19, 2010, the Company entered into a loan agreement with Silver Bullet for a promissory note totaling $1,500,000. The note bears interest at the rate of 10% per annum and is due on the earlier of the date the Company closes on an offering with gross proceeds of at least $5 million or November 19, 2011. On September 27, 2011, the Company entered into an amendment to the promissory note dated November 19, 2010 (the “Note”) issued by the Company to Silver Bullet. Pursuant to the amendment, the maturity date of the Note was amended from November 19, 2011 to February 1, 2013. In addition, Silver Bullet loaned the Company an additional $1 million, with $500,000 loaned prior to October 31, 2011 and the remaining $500,000 received in two installments in November and December 2011. Pursuant to a security agreement, dated September 27, 2011 (the “Security Agreement”), as security for the repayment of the Note, the Company granted Silver Bullet a first priority lien on the Company’s oil and gas mineral leases in the AP Clark Field. In April 2012, the parties agreed to further extend the Note to May 1, 2014 and in June 2012, Silver Bullet extended an additional loan of $500,000 to the Company. The Company also granted Silver Bullet a 9% net proceeds interest in the AP Clark properties included in the Security Agreement. The net proceeds interest represents the amount remaining from the proceeds of the sale of the property after deducting the related costs. The amendment was reviewed to determine its accounting treatment as a restructuring, extinguishment or modification and determined to be a modification.

In September 2013, the maturity date on the Note was extended to November 1, 2014.

On August 29, 2013, the Company entered into an additional loan agreement with Silver Bullet for a promissory note totaling $220,000 (the “Second Note”). The Second Note bears interest at the rate of 12% per annum and is due on August 29, 2014.

KP Energy Joint Venture Agreement

On July 20, 2012, the Company entered into a Contribution Agreement (the “Contribution Agreement”), between APClark and KP Ventures. Pursuant to the Contribution Agreement (i) the Company contributed $1,000 and certain of the Company’s oil and gas assets to APClark in exchange for 1,000 shares of Class A Membership Units of ApClark (the “Class A Membership Units”) and (ii) KP Ventures contributed approximately $2,600,000 (the “KP Ventures Cash Consideration”) to APClark in consideration of 1,000 shares of Class B Non-Voting Convertible Preferred Membership Units of APClark (the “Class B Membership Units” and the transaction, the “Asset Transaction”). KP Ventures has the option to contribute additional funds to APClark, up to an aggregate of $7,600,000, for no further equity consideration.

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

Previously, the Company granted Silver Bullet the Security Interest in certain of the assets of the Company that were contributed to APClark pursuant to the Contribution Agreement (the “Pledged Assets”). In connection with the Asset Transaction, the Company, APClark, Silver Bullet and KP Ventures entered into a subordination agreement (the “Subordination Agreement”), pursuant to which Silver Bullet subordinated its Security Interest to KP Ventures, so that KP Ventures would have a first priority interest in the Pledged Assets until KP Ventures is repaid the KP Ventures Cash Consideration and Preferred Return. In addition, the Company previously granted Silver Bullet a “net proceeds” interest of 9% on the Pledged Assets (the “Silver Bullet NPI”), which Silver Bullet NPI was capped at 25% of the outstanding principal and accrued interest owed under the Notes (the “Silver Bullet NPI Limitation”).

As consideration for Silver Bullet to enter into the Subordination Agreement, the Company agreed to increase the interest on the Notes to 12% per annum and remove the Silver Bullet NPI Limitation so there is no cap on the maximum amount of Silver Bullet NPI that Silver Bullet can receive.

As a result of the required repayment of the equity to KP Ventures, the amount of the contribution has been reflected as a liability on the balance sheet. The Company has also recorded a discount on this liability relating to the relative fair value of the overriding royalties totaling $163,786 and net profits interest totaling $1,915,231. These discounts reduced the carrying value of the proved oil and gas costs. The carrying value of the discounts totalled $1,329,581 at October 31, 2013. The Company amortized $678,553 and $70,883 as additional interest expense in the fiscal years ended October 31, 2013 and 2012, respectively.

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

During the years ended October 31, 2013 and 2012, we recorded impairments on the oil and gas properties of $4,820,770 and $225,543, respectively.

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

There were no such expenses related to the abandonment of any of our wells in the years ended October 31, 2013 and 2012.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Blacksands Petroleum, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Blacksands Petroleum, Inc. and its subsidiaries (collectively, the “Company”) as of October 31, 2013 and 2012 and the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on thesefinancial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal controlover financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used andsignificant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blacksands Petroleum, Inc. and its subsidiaries as of October 31, 2013 and 2012 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Blacksands Petroleum, Inc. and its subsidiaries will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred cumulative losses since inception and has negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP
www.malonebailey.com
Houston, Texas
February 13, 2014

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Balance Sheets October 31, 2013 and 2012

	October 31, 2013	October 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$1,335,237	$1,160,320
Accounts receivable	417,597	402,162
Total Current Assets	1,752,834	1,562,482
Oil and gas property costs (successful efforts method of accounting)
Proved	2,077,872	5,284,597
Unproved	--	1,934,595
Other assets	50,312	220,984
TOTAL ASSETS	$3,881,018	$9,002,658
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Note payable	$280,000	$60,000
Accounts payable	523,365	158,131
Accrued expenses	3,121,900	2,416,857
Total Current Liabilities	3,925,265	2,634,988
Notes payable	4,270,419	3,591,866
Asset retirement obligation	649,233	609,502
Total Liabilities	8,844,917	6,836,356
Stockholders’ Equity:
Preferred stock - $0.001 par value; 10,000,000 shares authorized:		--
Series A - $.001 par value, 310,000 shares authorized, 0 and 250,000 shares issued and outstanding	--	250
Common stock - $0.001 par value; 100,000,000 shares authorized; 17,719,360 and 16,386,443 shares issued and outstanding at October 31, 2013 and October 31, 2012, respectively	17,720	16,387
Additional paid-in capital	23,726,191	22,463,501
Accumulated deficit	(28,707,810)	(20,313,836)
Total Stockholders’ Equity	(4,963,899)	2,166,302
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,881,018	$9,002,658

The accompanying notes are an integral part of these consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Statements of Operations Years Ended October 31, 2013 and 2012

	October 31
	2013	2012
Revenue:
Oil and Gas Revenue	$1,690,249	$1,588,728

Expenses:
Selling, general and administrative	1,443,223	1,842,463
Depreciation and depletion	969,511	657,472
Accretion	39,731	53,720
Lease operating expenses	765,643	769,769
Impairment of oil and gas property interest	4,820,770	225,543
Oil and gas exploration	699,335	952,320

Total expenses	8,738,213	4,501,287
Loss from Operations	(7,047,964)	(2,912,559)

Other income and expense:
Interest expense	(1,401,611)	(449,881)
Loss on sale of assets	--	10,277
Other income	55,601	54,000
Total Other Income (Expense)	(1,346,010)	(385,604)

Loss before provision for income taxes	(8,393,974)	(3,298,163)
Provision for income taxes	--	--
Net Loss	(8,393,974)	(3,298,163)
Preferred stock Dividends	(200,000)	(200,000)
Net loss attributable to common shareholders	$(8,593,974)	$(3,498,163)

LossPer Share attributable to common shareholders
Basic and diluted	$(0.53)	$(0.21)
Weighted Average Shares Outstanding
Basic and diluted	16,405,142	16,382,660

The accompanying notes are an integral part of these consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Statement of Stockholders’ Equity Years Ended October 31, 2013 and 2012

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, November 1, 2011	250,000	$250	16,377,068	$16,378	$21,949,403	$(17,015,673)	$4,950,358

Stock issued to director for services	--	--	9,375	9	64,679	--	64,688
Stock based compensation	--	--	--	--	449,419	--	449,419
Net loss	--	--	--	--	--	(3,298,163)	(3,298,163)

Balance, October 31, 2012	250,000	250	16,386,443	16,387	22,463,501	(20,313,836)	2,166,302
Stock issued to director for services	--	--	6,250	6	24,787	--	24,793
Stock based compensation	--	--	--	--	238,980	--	238,980
Shares issued in private placement	--	--	500,000	500	999,500	--	1,000,000
Conversion of preferred shares	(250,000)	(250)	826,667	827	(577)	--	--
Net loss	--	--	--	--	--	(8,393,974)	(8,393,974)

Balance, October 31, 2013	--	$--	17,719,360	$17,720	$23,726,191	$(28,707,810)	$(4,963,899)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Years Ended October 31, 2013 and 2012

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,393,974)	$(3,298,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of oil and gas property costs	4,820,770	225,543
Equity compensation expense	263,773	514,107
Depreciation, depletion and accretion	1,009,242	711,192
Amortization of debt discount	678,553	70,883
Gainon sale of assets	--	(10,277)
Loss from dry hole	--	952,320
Changes in operating assets and liabilities:
Accounts receivable	(15,435)	401,087
Prepaid expense and other current assets	169,611	(16,359)
Accounts payable and accrued expenses	1,070,278	691,101
Net cash flows from operating activities	(397,182)	241,434

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for oil and gas properties	(647,901)	(2,940,676)
Cash received from the sale of oil and gas properties	--	22,500
Cash paid for purchase of fixed assets	--	(3,252)
Net cash flows from investing activities	(647,901)	(2,921,428)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	220,000	1,000,000
Proceeds from joint venture agreement	--	2,600,000
Proceeds from sale of common stock	1,000,000	--
Net cash flows from financing activities	1,220,000	3,600,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	174,917	920,006
CASH AND CASH EQUIVALENTS - Beginning of period	1,160,320	240,314
CASH AND CASH EQUIVALENTS - End of period	$1,335,237	$1,160,320

Supplemental Disclosures

Cash paid for interest	$223,599	$--
Cash paid for income taxes	$--	$--

Supplemental non-cash activities

Discount on debt	$--	$2,079,017
Revision of asset retirement obligation	$--	$33,128
Asset retirement obligation transferred through sale of asset	$--	$154,664
Oil and gas exploration costs in accrued liabilities	$--	$952,320
Conversion of Preferred Stock to Common Stock	$827	$--

The accompanying notes are an integral part of these consolidated financial statements

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
October 31, 2013

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

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, NRG Asset Management LLC, Copano Bay Holdings LLC, APClark LLC and BSPE Texas, LLC.All significant inter-company transactions and balances have been eliminated.

Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and natural gas properties. Oil and gas properties are periodically assessed to determine whether they have been impaired.Any impairment in value of unproved properties is charged to exploration expense. The costs of unproved properties, which are determined to be productive, are transferred to proved oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves. In accordance with ASC No. 935, exploratory drilling costs are evaluated within a one-year period after the completion of drilling. For proved properties, we compare expected undiscounted future cash flows at a producing filed level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on our estimate of future natural gas and crude oil prices, operating costs, anticipated production from proved reserves and other relevant date, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

During the years ended October 31, 2013 and 2012, the Company impaired its oil and gas properties by $4,820,770 and $225,543, which is reflected in the consolidated statement of operations (see Note 2).

Asset Retirement Obligation

The Company follows ASC 410—Asset Retirement and Environmental Obligations which requires entities to record the fair value of a liability for legal obligations associated with the retirement obligations of tangible long-lived assets in the period in which it is incurred. This standard requires the Company to record a liability for the fair value of the dismantlement and plugging and abandonment costs excluding salvage values. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Over time, accretion of the liability is recognized each period and the capitalized cost is amortized over the useful life ofthe related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

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

Concentration of credit risks

The Company’s consolidated financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintained substantially all of its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had $749,965 in excess of this limit at October 31, 2013.

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

Revenue recognition

Revenue is recognized when title to the products transfer to the purchaser. The Company uses the “sales method” to account for production revenue, whereby revenue is recognized on all oil, natural gas or other related products sold to our purchasers, regardless of whether the sales are proportionate to our ownership in the property. A receivable or liability is recognized only to the extent that there is an imbalance on a specific property greater than the expected remaining proved reserves. As of October 31, 2013, our aggregate production imbalances were not material.

Stock-based compensation

The Company follows the provisions of FASB ASC 718—Stock Compensation. The statement requires all stock-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values on the date of grant.

Income taxes

The Company accounts for its income taxes in accordance with ASC 740 Income Taxes, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.A valuation allowance is provided for the amount of deferred tax assets that would otherwise be recorded for income tax benefits primarily relating to operating loss carryforwards as realization cannot be determined to be more likely than not.

The statement establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns and the adoption of the statement had no material impact to the Company’s consolidated financial statements. The Company files tax returns in the US and states in which it has operations and is subject to taxation. Tax years subsequent to 2009 remain open to examination by U.S. federal and state tax jurisdictions.

Net loss per common share

The Company computes net income or loss per share in accordance with ASC 260 Earnings Per Share. Under the provisions of the Earnings per Share Topic ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. The weighted average number of potentially dilutive common shares excluded from the calculation of diluted net income (loss) per share totaled 3,103,601 and 3,511,934 for the years ended October 31, 2013 and 2012, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value at October 31, 2013 and October 31, 2012 because of the short period to maturity of these instruments.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $28,707,810 through October 31, 2013. In addition, the Company had a working capital deficit of $2,172,431 and cash and cash equivalents of $1,335,237 at October 31, 2013. A substantial portion of the cash available at October 31, 2013 was used toward the drilling costs for the three new wells drilled in November 2013. In order to complete the wells, the Company must raise additional capital and/or sell down its interest in these wells. However, the Company cannot assure that it will accomplish this task.

The current rate of cash usage raises substantial doubt about the Company’s ability to continue as a going concern, absent the raising of additional capital and/or additional significant revenues from new oil production. In an effort to mitigate this near-term concern the Company is seeking to obtain sufficient funds to complete the three new wells drilled on November 2013 and to fund working capital. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

Reclassification

During the quarter ended January 31, 2013, the Company discovered and corrected an error regarding its reporting for certain unvested option costs for a former employee. The error resulted in an overstatement of its general and administrative expenses and net losses and an overstatement of its additional paid in capital during the year ended October 31, 2012 by $145,482. In addition, the change reduced the net loss per share by $.01.

2. Oil and Gas Property Costs

In the years ended October 31, 2013 and October 31, 2012, the Company incurred property acquisition costs as follows:

Proved Properties
	2013	2012
Balance, beginning of year	$5,284,597	$5,360,478

Costs incurred during the year	647,901	862,407
Asset retirement obligation acquired	--	33,128
Depletion	(968,451)	(656,411)
Impairment of oil and gas property costs	(2,886,175)	(147,370)
Cost of property sold	--	(167,635)

Balance, end of year	$2,077,872	$5,284,597

Unproved Properties
	2013	2012
Balance, beginning of year	$1,934,595	$2,012,768

Costs incurred during the year	--	--
Impairment of oil and gas property costs	(1,934,595)	(78,173)

Balance, end of year	$--	$1,934,595

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

At October 31, 2013 and 2012, the Company compared the expected undiscounted future cash flows on a field by field basis to the unamortized capitalized cost of the asset. The Company determined that based on its analysis, capitalized costs for the field exceeded its fair value. As a result the Company recorded an impairment totaling $4,359 and $147,370, respectively.

In January 2014, the Company sold its interest in all of the wells the Cabeza Creek Field for all depths from the surface to 8,500 feet below the surface in exchange for $50,000 and the assumption of all future liabilities associated with the plugging and abandoning of all wells in the Cabeza Creek Field.

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

AP Clark Wells (known as “Jo-Mill Field”) Acquisition in August 2010

On August 10, 2010 the Company purchased aninterest in two operating wells and its leasehold interest in 1,257 acres for $460,000. As a result of the acquisition, the Company has a 25% gross working interest (18.75% net revenue interest) in the two operating wells. The Company also has an 18.875% gross working interest (14.15625% net revenue interest) on the leasehold interests acquired on the 1,257 acres. In addition, the Company agreed to carry Bonanza for a 2.5% gross leasehold working interest (1.875% net revenue interest) for the next well drilled on the property to the sales point.

On November 29, 2010, the Company acquired the leasehold interests and rights in the AP Clark II Prospect from Westerly for $260,000 (ii) the Company paid Westerly $119,000 as advance payment towards 70% of the actual third party costs that will be required to receive an extension of certain leasehold properties included in the AP Clark II Prospect (as defined in the LAPA) (the “Extension Monies”) and (iii) the Company and Westerly agreed to drill the W.D. Everett Well No. 3 located within the AP Clark II Prospect (as defined in the LAPA) whereby all costs of such drilling operation shall be borne 30% by Westerly and 70% by the Company.

The Company incurred $1,342,539 in drilling costs related to the drilling and completion of the W.D. Everett Well No. 3. In addition, during the quarter ended October 31, 2011, the Company drilled the Beaver Valley Ranch 6-1 well. Westerly elected to not participate for its full working interest in this well and has a working interest on this well of 15%. The Company was able to arrange for two unrelated parties to participate for an additional 20%. As a result, the Company has a working interest in this well of 65%. The Company incurred costs relating to the well totaling $1,166,225.These wells are currently Company operated.

During the fiscal year 2012, the Company drilled two wells, the Livestock 7-1 and Livestock 18-1 for a total cost of $1,223,535 and $1,275,699, respectively.Westerly elected to not participate for its full working interest in these wells and has a working interest of 11.4% and 8.55%, respectively. The Company was able to arrange for four unrelated parties to participate in each of these wells for an additional 26%. As a result, the Company has a working interest in these well of 62.8% and 65.65%. These wells began production in November 2012. These wells are currently Company operated.

During November 2013, the Company drilled three additional wells. These wells have not been completed to date.

At October 31, 2013, the Company compared the expected undiscounted future cash flows on a field by field basis to the unamortized capitalized cost of the asset. The Company determined that based on its analysis, capitalized costs for the field exceeded its fair value. As a result the Company recorded an impairment totaling $2,881,816.

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

The following is a summary of the proforma information assuming the sale of the Copano Bay field had occurred as of the beginning of each fiscal year presented:

	2013	2012

Oil and gas revenues	$1,690,249	$1,343,951

Expenses
Selling, general and administrative	1,443,223	1,829,078
Depreciation and depletion	969,511	644,110
Accretion	39,731	38,136
Lease operating expense	765,643	581,344
Impairment of oil and gas properties	4,820,770	225,543
Oil and gas exploration costs	699,335	952,320

Total expenses	8,738,213	4,270,531

Loss from operations	(7,047,964)	(2,926,580)

Other income (expense)	(1,346,010)	(449,881)

Net income	$(8,393,974)	$(3,376,461)

Unproved Properties

Pedregosa Basin Field Acquisition in June 2010

On June 18, 2010, the Company acquired a 50% undivided leasehold working interest (with an associated 40% net revenue interest) in and to approximately 147,262 acres of land, located in the Pedregosa Basin (SW New Mexico) for an initial acquisition cost of $1.5 million (the “Exploration Agreement”). Pursuant to the agreement, $1 million was paid at purchase and the remaining $500 thousand was due and subsequently paid on November 1, 2010. This remaining $500 thousand was reflected in the financial statements at October 31, 2010 as accounts payable. The property has no production and was accounted for as an acquisition of unproved property. In addition, the Companywasresponsible for acquiring 37 linear miles of 2-D seismic data. As a result of this acquisition, the Company recorded $1.5 million in unproved properties. Pursuant to an agreement, the Company is obligated to carry the drilling costs for a test well up to $1.2 million. Costs in excess of $1.2 million are to be split based upon the parties working interest. During the quarter ended April 30, 2011, the Company began drilling on a test well. The Company incurred $1,665,142 in capitalized exploration costs. During the quarter ended October 31, 2011, the Company determined that there were not economically feasible hydrocarbons at the test well site and expensed the costs of the well as exploration costs. During 2012, the Company determined that it owed an additional $952,320 for the drilling of this test well based on cost over runs reported to the Company by the operator of the well. During 2013, the Company was informed that an additional $171,790 was due on the drilling of the test well. This amount is reported in the statement of operations as exploration costs. The current leases are being held by production. As a result of the Company’s focus on developing the AP Clark Field, we will not have sufficient capital for the development of the Pedregosa Field. Accordingly, an impairment charge totaling $1,781,214 has been recorded during the year ended October 31, 2013.

Del Norte Acquisition in September 2010

On September 9, 2010, the Company acquired a 50% undivided leasehold working interest in and to approximately 3,200 acres of land located in Rio Grande County in Colorado from Dan A. Hughes Company for an initial acquisition cost of $200,000. The property has no production and was accounted for as an acquisition of unproved property. Pursuant to the agreement, the Company has the option to participate in the drilling of a test well. If the Company participates in the drilling of this test well, all costs associated with the well will be borne equally. As a result of this acquisition, the Company recorded $200,000 in unproved properties. In August 2011, leases covering approximately 1,240 of these acres expired. As a result, the Company reported an impairment charge of $77,703 for the year ended October 31, 2012 for the expired leases.As a result of the Company’s focus on developing the AP Clark Field, we will not have sufficient capital for the development of the Del Norte prospect. Accordingly, an impairment charge totaling $153,381 has been recorded during the year ended October 31, 2013.

Cometa Ranch

In September 2010, the Company acquired an undivided interest leased in approximately 1102 acres of land for approximately $78,000. As a result of the Company being unable to resolve title and ownership issues on this property, it has been determined the Company will not be able to develop this property. As such, a full impairment on the property was reported during the year ended October 31, 2012.

3. Debt

The following is a summary of the debt outstanding at October 31,

	2013	2012

Silver Bullet Properties	$3,220,000	$3,000,000
PIE Energy	60,000	60,000
KP-RAHR Ventures III, LLC, net
of discount of $1,329,581 and $2,008,134	1,270,419	591,866

Total	4,550,419	3,651,866
Less current maturities	280,000	60,000

Long-term debt	$4,270,419	$3,591,866

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

Under the original terms, the Company must pay the principal together with all interest accrued and unpaid at the earliest of (i) June 30, 2011 or (ii) the closing date of an investment or series of related investments in equity securities of the Company in an aggregate amount of at least $10 million including the Accreted Principal Amount and interest outstanding under the Bridge Loan Agreement and any other bridge loan agreements. Should an aggregate $10 million investment or series of related investments in equity securities of the Company occur prior to June 30, 2011, then all of the obligations due under this note will be converted automatically into equity shares of the Company. The Company evaluated the conversion feature under ASC 815 and determined that is was not a derivative.

On October 29, 2010, the Company and Talrus entered into an exchange agreement, whereby the amount then outstanding on the Bridge Loan Agreement were exchanged for 250,000 shares of the Company’s Series A convertible preferred stock and warrants to purchase 333,333 shares of the Company’s common stock. The convertible preferred shares provide for dividends at the rate of 8% per annum of the stated value of the shares. The dividends are cumulative and payable in cash or in additional Series A Convertible Preferred shares. The shares are convertible at any time at the option of the holder into common stock at a conversion price of $3.75 per common share. If not previously converted, all outstanding shares of the Series A preferred stock, including any unpaid dividends, convert to shares of common stock on October 29, 2013. The warrants are exercisable at an exercise price of $6 per share through October 29, 2013. The preferred shares and accumulated dividends were converted into 826,667 shares of common stock on October 29, 2013. The warrants expired unexercised.

Silver Bullet Properties

On November 19, 2010, the Company entered into a loan agreement with Silver Bullet Property Holdings for a promissory note totaling $1,500,000. The note bears interest at the rate of 10% per annum and is due on the earlier of the date the Company closes on an offering with gross proceeds of at least $5 million or November 19, 2011. On September 27, 2011, the Company entered into an amendment to the promissory note dated November 19, 2010 (the “Note”) issued by the Company to Silver Bullet Property Holdings SDN BHD (the “Investor”). Pursuant to the amendment, the maturity date of the Note was amended from November 19, 2011 to February 1, 2013. In addition, the Investor loaned the Company an additional $1 million, with $500,000 loaned prior to October 31, 2011 and the remaining $500,000 received in two installments in November and December 2011. Pursuant to a security agreement, dated September 27, 2011, as security for the repayment of the Note, the Company granted the Investor a first priority lien on the Company’s oil and gas mineral leases in the ApClark Field. In April 2012, the parties agreed to further extend the note to May 1, 2014 and the investor agreed to an additional loan of $500,000 to the Company. The Company also granted a net proceeds interest (9% but reduced to 4.5% if the note is repaid prior to May 1, 2013) in the AP Clark properties included in the security agreement. The net proceeds interest represents the amount remaining from the proceeds of the sale of the property after deducting the related costs. The amendment was reviewed to determine its accounting treatment as a restructuring, extinguishment or modification and determined to be a modification. The Company received the additional $500,000 in June 2012. In September 2013, the parties agreed to further extend the Note to November 1, 2014.

On August 29, 2013, the Company entered into an additional loan agreement with the Investor for a promissory note totaling $220,000 (the “Second Note”). The Second Note bears interest at the rate of 12% and is due on August 29, 2014.

PIE Energy

In November 2009, the Company received an interest-free advance from an unrelated third party totaling $60,000. In January 2011, the interest-free advances were converted into a note payable, which is due on January 11, 2012 and has a stated annual interest rate of 6%. In January 2012, the parties amended the agreement to extend the due date to January 11, 2013. All other terms and conditions remained unchanged. The note has not been extended further nor has the Company received a notice of default.

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

As a result of the required repayment of the equity to KP Ventures, the amount of the contribution has been reflected as a liability on the balance sheet. The Company has also recorded a discount on this liability relating to the relative fair value of the overriding royalties totaling $163,786 and net profits interest totaling $1,915,231. These discounts reduced the carrying value of the proved oil and gas costs. The carrying value of the discounts totaled $1,329,581 at October 31, 2013. The Company amortized $678,553 and $70,883 as additional interest expense in the fiscal years ended October 31, 2013 and 2012, respectively.

4. Asset Retirement Obligation

The following table summarizes the change in the asset retirement obligation (“ARO”) for the years ended October 31,

	2013	2012
Beginning balance at November 1	$609,502	$677,318
Liabilities settled	--	--
Liabilities incurred through acquisition of assets	--	--
Liabilities transferred through sale of assets	--	(154,664)
Change in estimate of well life	--	33,128
Accretion expense	39,731	53,720
Ending balance at October 31	$649,233	$609,502

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

In October 2010, the Board of Directors designated 310,000 shares of the Company’s preferred stock as Series A Convertible Preferred Stock (“Series A Preferred”). The Series A Preferred are convertible into shares of common stock at a conversion price of $3.75. The shares are entitled to dividends at a rate of 8% of the stated value per share per annum. The dividends are payable annually on December 31 in cash or additional shares of the Series A Preferred, at the option of the Company. The Series A Preferred and any accrued and unpaid dividends will mandatorily convert into common shares on October 29, 2013. The outstanding Series A Preferred and accumulated unpaid dividends were converted into 826,667 shares of the Company’s common stock on October 29, 2013.

Issuance of Common Stock

In October 2013, the Company issued 500,000 shares of its common stock to Silver Bullet in exchange for $1,000,000. The base price paid by Silver Bullet will be reduced and additional shares issued if there is an issuance of securities or repricing of an existing right to a price less than the base share price paid by Silver Bullet within one year from the original issuance.

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

During the Fiscal year ended October 31, 2012, stock options were granted to a director of the Company for options representing 88,000 common shares. The exercise price of the option is $4.50, with a ten year term, vesting equally over four years. The fair value of the option grants were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 134%, risk free interest rate of 0.77%; and expected lives of 3.7 years. During the years ended October, 31, 2013 and 2012, the Company recorded stock based compensation totaling $238,980 and $449,419 as a result of the stock option grants.

 A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at November 1, 2011	1,033,333	3.00
Granted	88,000	$4.50
Exercised	-	-
Cancelled	(75,000)	3.00
Outstanding at October 31, 2012	1,046,333	$3.13
Granted	--	--
Exercised	-	-
Cancelled	-	--
Outstanding at October 31, 2013	1,046,333	$3.13
Exercisable at October 31, 2013	1,046,333	$3.13

The intrinsic value of the exercisable options at October 31, 2013 totaled $0. At October 31, 2013, the weighted average remaining life of the stock options is 6.35 years. At October 31, 2013, there was $63,204 of total unrecognized compensation cost related to the stock options granted under the plan. This cost is expected to be recognized over a weighted average period of 0.92 years.

Warrants

A summary of the Company’s stock warrant activity and related information for the years ended October 31, 2013 and 2012 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at November 1, 2011	2,390,601	$4.71
Granted	--	--
Cancelled	--	--
Outstanding at October 31, 2012	2,390,601	$4.71
Granted	--	$--
Cancelled	(333,333)	$6.00
Outstanding at October 31, 2013	2,057,268	$4.50

The intrinsic value for the outstanding warrants at October 31, 2013 totaled $0. The remaining term of the warrants is 0.42 years.

6. Commitments and Contingencies

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of October 31, 2013, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

In January 2012, the Company appointed a new director to the Board of Directors. In conjunction with this appointment, the Company entered into a compensation agreement with the director. Pursuant to this agreement, the director will receive cash compensation totaling $20,000 (paid quarterly) along with payment for attendance at Board meetings. In addition, the director will receive 25,000 shares of restricted Common Stock of the Company, of which 6,250 shares vest immediately and the remaining shares vest in semi-annual amounts of 3,125 shares. The Company also granted the director an option to purchase up to 88,000 shares of the Company’s common stock at an exercise price of $4.50 per share. The options vest equally over four years. During the year ended October 31, 2013, the Company recorded director expenses for the vesting of these shares totaling $24,793.

Operating leases

The Company leases its offices Texas on a month to month basis. Rent expense for the years ended October 31, 2013 and 2012 was $47,832 and $33,600, respectively.

7. Income Taxes

The reconciliation between the expected income tax benefit, computed using the statutory federal rate of 34%, and the actual income tax benefit is as follows:

	October 31,
	2013	2012

Expected tax benefit at 34%	$2,853,951	$1,170,839
Stock option expenses	(89,672)	(202,260)
Miscellaneous	1,762	571,312
Amortization of debt discount	(230,708)	(24,100)
Change in valuation allowance	(2,535,333)	(1,515,791)
Actual tax benefit	$--	$-

The composition of deferred tax assets/liability is as follows:

	October 31,
	2013	2012
Deferred Tax Asset
Net operating loss	$5,234,969	$4,692,316
Oil and gas properties	1,211,160
Other	382,311	237,471
Total deferred tax assets	$6,828,440	$4,929,787

Deferred Tax Liability
Oil and gas property interests	--	636,679

Net deferred tax assets	6,828,440	4,293,108
Valuation allowance	(6,828,440)	(4,293,108)
Net	$--	$-

The valuation allowance increased by $2,535,333 during the year ended October 2013. The Company established a valuation allowance to fully offset the net deferred income tax assets due to the uncertainty of the Company's ability to generate future taxable income necessary to realize these net deferred income tax assets, considering the Company's history of significant operating losses. In addition, future utilization of the available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of any future changes in ownership.

For federal income tax purposes, the Company has net operating losses of approximately $15,322,609 at October 31, 2013. These losses expire as follows:

2026	$291,662
2027	1,739,955
2028	1,265,101
2029	769,546
2030	588,394
2031	5,153,072
2032	3,748,939
2033	1,765,940
$15,322,609

8. Supplemental Oil and Gas Disclosures (Unaudited)

The following supplemental information regarding the oil and gas activities of the Company for 2013and 2012 is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and ASC 932, "Disclosures About Oil and Gas Producing Activities." Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below.

CAPITALIZED COST OF OIL AND GAS PRODUCING ACTIVITIES

As of October 31	2013	2012
	United States	United States
Unproved properties not being amortized	$--	$1,934,595
Proved property being amortized	8,387,479	7,739,578
Accumulated depreciation, depletion amortization and impairment	(6,309,607)	(2,454,981)
Net capitalized costs	$2,077,872	$7,219,192

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES

As of October 31	2013	2012

Property acquisition costs—proved and unproved properties	$--	$112,085
Exploration costs	$699,335	$952,320
Development costs	$649,003	$2,799,268

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

The following table illustrates the Company’s estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by Hite & Associates and by Hamilton Group for the years ended October 31, 2013 and 2012, respectively. The oil and natural gas price as of October 31, 2013 and 2012 is based on the 12-month unweighted average of the first of the month prices of the West Texas Intermediate posted price. The oil and natural gas prices were adjusted by lease for quality, transportation fees, and regional price differentials. The gas price as of October 31, 2013 and 2012 is based on the 12-month unweighted average of the first of the month prices of the Henry Hub spot price. All prices are adjusted by lease for energy content, transportation fees, and regional price differentials. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States.

	Oil BBls	Gas Mcf
October 31, 2011	1,644,390	1,843,660

Revisions of previous estimates	(1,018,181)	(500,057)
Acquisition of minerals in place	--	--
Sales of minerals in place	(24,863)	(800,620)
Production	(15,046)	(32,893)
October 31, 2012	586,300	510,090

Revisions of previous estimates	(511,801)	(296,245)
Acquisition of minerals in place	--	--
Sales of minerals in place	--	--
Production	(16,139)	(18,285)
October 31, 2013	58,360	195,560

The Company's proved developed reserves are as follows:

	Developed		Undeveloped
	Oil BBls	Gas Mcf	Oil BBls	Gas Mcf
October 31, 2013	58,360	195,560	--	--
October 31, 2012	76,000	234,526	510,300	275,564
October 31, 2011	82,300	1,062,610	1,562,090	781,050

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOW

The following Standardized Measure of Discounted Future Net Cash Flow information has been developed utilizing ASC 932, Extractive Activities —Oil and Gas, (ASC 932) procedures and based on oil and natural gas reserve and production volumes estimated byHite & Associates. It can be used for some comparisons, but should not be the only method used to evaluate the Company or its performance. Further, the information in the following table may not represent realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flow be viewed as representative of the current value of the Company.

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

Under the Standardized Measure, for the years ended October 31, 2013 and 2012 the future cash inflows were estimated by applying the 12 month average of the oil and natural gas prices on the first day of the month ($92.60 and $91.06 for oil and $2.34 and $4.79 for natural gas for the years ended October 31, 2013 and 2012, respectively) to the estimated future production of year-end proved reserves. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor. Use of a 10% discount rate and year-end prices were required. At October 31, 2013 and 2012, as specified by the SEC, the prices for oil and natural gas used in this calculation were the unweighted 12-month average of the first day of the month (12-month unweighted average) cash price quotes, except for volumes subject to fixed price contracts.

	2013	2012
Future cash inflows	$6,077,480	$55,667,980
Future development costs	(321,400)	(20,458,060)
Future production costs	(2,940,800)	(14,983,390)
Future income tax expenses	-	-
Future net cash flows before 10% discount	2,815,280	20,226,530
10%Annual discount for estimated timing of cash flows	(713,950)	(12,543,920)

Standardized measure discounted future net cash flows	$2,101,330	$7,682,610

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for the Company’s proved oil and natural gas reserves during each of the years in the two year period ended October 31, 2013:

	2013	2012
Beginning of the year	$7,682,610	$17,017,670
Sales and transfers of oil and gas produced, net of production costs	(924,607)	(818,959)
Net changes in prices and production costs	(6,104,363)	503,507
Net changes in income taxes	-	-
Development costs incurred	647,901	2,817,119
Changes in estimated future development costs, net of current development costs	16,571,027	20,444,800
Acquisition of minerals in place	-	(789,570)
Revision of previous estimates	(12,918,359)	(33,359,836)
Change of discount	768,261	1,701,767
Change in production rate and other	(3,621,140)	166,112

End of year	$2,101,330	$7,682,610

9. Subsequent Events

Adwar II Development Agreement

In February 2014, the Company amended its development agreement with Adwar Drilling Fund II, LP. (“Adwar II”). Pursuant to the amendment, Adwar II agreed to purchase up to a 37.5% working interest in the three wells drilled in November 2013 in the AP Clark Field, and up to a 18.75% working interest in a well to be drilled in the future. In February 2014, Adwar II delivered $300,000 toward the purchase of a working interest in the three wells, along with $30,000 of upfront monies. Adwar II has until March 31, 2014 to raise additional funds to increase its working interest in the project. Their final ownership percentage in the wells will be calculated at that time.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of October 31, 2013, our disclosure controls and procedures were not designed at a reasonable assurance level and were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)
Due to our small size, we did not have sufficient personnel in our accounting and financial reporting functions nor do we have a proper segregation of duties. During the year ended October 31, 2013, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. In addition, we have had an overreliance on consultants involved in our financial statement closing process. As a result we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

b)
Our executive officers only work for the Company on a part-time basis, have outside interests and are unable to devote all of their business time and effort to the Company. As a result, they may be unable to provide the level of oversight required.

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

In addition to the accounting personnel to be hired in the future, we are actively searching for a full time Chief Executive Officer to oversee our operations.

(b) Changes in internal control over financial reporting.

Other than the resignation of David DeMarco as our President and Chief Executive Officer, effective September 25, 2013 and the appointment of Bruno Mosimann as interim Chief Executive Officer and President, there were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2013.

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

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers and their ages, titles, and biographies as of January 27, 2014 are set forth below:

NAME	AGE	OFFICES HELD
Rhonda Rosen	57	Interim President
Donald Giannattasio	57	Chief Financial Officer
Richard S. T. Hunter	54	Director
Rick Wilson	56	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between any of our executive officers or directors.

Rhonda Rosen has been our Interim President since December 30, 2013. Between October and December 2013, Ms. Rosen has served as a consultant to the board of directors of the Company. She also serves as part time Chief Financial Officer of RenovaCare, Inc.. Between June and September 2013, Ms. Rosen served as the interim President and Chief Executive Officer of RenovaCare, Inc. From May 2012 through March 2013, Ms. Rosen served as the Chief Financial Officer of Armada Oil, Inc. From August 2010 through February 2012, Ms. Rosen was the Treasurer, Chief Financial Officer and Chief Administrative Officer of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries. Ms. Rosen has also been a partner at Tatum since March 2010, where she provides executive level financial consulting services. Between July 2007 and February 2010, Ms. Rosen served as the Treasurer and Chief Financial Officer of Validus Pharmaceuticals LLC and its predecessor companies. Between November 2006 and July 2007, Ms. Rosen was the Senior Vice President of Wood Creek Capital Management, the founding sponsor of Validus Pharmaceuticals LLC. Previously, Ms. Rosen was the Director of Sales at Liability Solutions Inc. (2004 to 2005); Managing Director of Insurance and Alternative Asset Management Investment Banking at Putnam Lovell NBF (1999 to 2003); and Managing Director of Insurance Investment Banking at CIBC World Markets (formerly Oppenheimer & Co.) (1992-1999). Ms. Rosen earned her MBA in Finance & Accounting and her BS in Economics from The Wharton School of Business and her MS in Taxation from the Fox School of Business. Ms. Rosen started her career with PricewaterhouseCoopers LLP and is a Certified Public Accountant in the State of Pennsylvania.

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

Rick Wilson has been a Director since February 2007. Since April 2010, Mr. Wilson has been the President of Lions Bay Capital, Inc., a Toronto Venture Exchange listed company. Since December 2011, Mr. Wilson has been the President and a Director of Baroyeca Gold and Silver Inc., a Toronto Venture Exchange listed company. Since 2006, Mr. Wilson has been the President of Regent Ventures Ltd., a company engaged in the acquisition, exploration and development of mineral resource properties. Prior to serving as its President, Mr. Wilson was a director of Regent Ventures from 1993 to 2006. Mr. Wilson also served as the President of Emerson Explorations/GBS Gold International Inc. from 1998 to 2006. Mr. Wilson was selected to serve as a director due to his deep familiarity with our business, his extensive entrepreneurial background and his substantial financial and accounting experience.

Family Relationships

None.

Board Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that Richard Hunter and Rick Wilson are each an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

Meetings and Committees of the Board of Directors

During the fiscal year ended October 31, 2013, our board of directors held two meetings and approved certain actions by unanimous written consent. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. Due to the limited size of our board of directors, we have determined to suspend the use of board committees. As a result, the board as a whole carries out the functions of audit, nominating and compensation committees.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during fiscal 2013, except for Form a 4 filed on April 5, 2013 relating to 4,600 shares of common stock purchased by David DeMarco on March 18, 2013, our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements.

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

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and the highest paid executive officer and one other highest paid individual whose total annual salary and bonus exceeded $100,000 for fiscal years 2013 and 2012. In accordance with the rules of the SEC, this table omits columns that are not relevant

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)

Bruno Mosimann	2013	--	--	--	--
Interim Chief Executive Officer (2)

David DeMarco	2013	204,000			204,000
Former Chief Executive Officer (3)	2012	204,000	--	--	204,000

Donald Giannattasio	2013	120,000			120,000
Chief Financial Officer	2012	120,000	--	--	120,000

Eric Urban	2013	120,000	--	--	120,000
Special Advisor	2012	120,000	--	--	120,000

Henry Overstreet	2013	138,000	--	--	138,000
Manager of Operations	2012	138,000	--	--	138,000

(1)	Other compensation represents consulting fees paid to or earned by the officers.
(2)	Mr. Mosimann served as interim chief executive officer between October 3, 2013 and December 24, 2013. He did not receive salary in addition to his fees as a member of the Board of Directors.
(3)	Mr. DeMarco served as chief executive officer until his resignation on October 3, 2013. Mr. DeMarco continues to work for Blacksands in a non-executive capacity as a Special Advisor to the Company.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

None.

Option/SAR Grants in Fiscal Year Ended October 31, 2013

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plan approved by security holders (1)	--	$--	2,000,000

Equity compensation plan approved by security holders (2)	1,046,333	$3.13	592,311

Total	1,046,333	$3.13	2,592,311

(1)
We established the 2006 Plan, under which 2,000,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of October 31, 2013, no shares were issuable upon exercise of options granted to employees and directors.

(2)
We established the 2008 Plan, under which no more than 10% of the total number of shares of common stock issued and outstanding may be reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of October 31, 2013, 1,046,233 shares were issuable upon exercise of options granted to employees and directors.

Director Compensation

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended October 31, 2013. All compensation paid to our employee directors is included under the summary compensation table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Rick Wilson	10,000	--	--	--	10,000
Bruno Mosimann	10,000	--	--	--	10,000
Richard Hunter	20,000	--	--	--	20,000

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 27, 2014:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

Name And Address Of Beneficial Owner (1)	Number of Shares Owned (2)		Percentage of Class (3)

Executive Officers and Directors
Rhonda Rosen	0		*
Donald Giannattasio	1,000		*
Richard S. T. Hunter	18,750		*
Rick Wilson	66,667	(4)	*
All Officers and Directors as a Group (4 persons)	86,417	(4)	*
_____________
*	Less than 1%.

(1)	The address for each of our officers and directors is 800 Bering, Suite 250, Houston, Texas 77057.

(2)
Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of January 27, 2014 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based on 16,877,125 shares of common stock outstanding as of January 27, 2014.

(4)	Includes 66,667 shares of common stock issuable to Rick Wilson which may be acquired upon the exercise of stock options which were exercisable as of January 27, 2014.

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended October 31, 2013 and 2012, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were approximately $105,000 and $81,000, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $nil for audit related fees during the fiscal years ended October 31, 2013 and 2012.

Tax and Other Fees. We did not incur fees to our independent auditors for tax and fees during the fiscal years ended October 31, 2013 and 2012.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

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

3.05	Bylaws, filed as an exhibit to the registration statement on Form SB-2, filed with the Securities Exchange Commission on December 10, 2004 and incorporated herein by reference.

3.06	Amendment to the Bylaws, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on April 30, 2009 and incorporated herein by reference.

10.01	2008 Stock Option Plan, filed as an exhibit to the definitive proxy statement on Schedule 14A, filed with the Securities Exchange Commission on June 9, 2010 and incorporated herein by reference.

10.02
Exploration Agreement dated as of June 18, 2010 among Blacksands Petroleum Texas, LLC and Dan A. Hughes Company, L.P., filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on June 22, 2010 and incorporated herein by reference.

10.03
Loan Agreement, dated as of November 19, 2010, by and between Blacksands Petroleum, Inc. and Silver Bullet Property Holdings SDN BHD, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on November 24, 2010 and incorporated herein by reference.

10.04
Form of Promissory Note, issued November 19, 2010, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on November 24, 2010 and incorporated herein by reference.

10.05
Leasehold Acquisition and Participation Agreement, dated November 29, 2010, by and between Westerly Exploration, Inc. and Blacksands Petroleum Texas, LLC, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on December 3, 2010 and incorporated herein by reference.

10.06	Form of Warrant, issued February 2, 2011, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on February 8, 2011 and incorporated herein by reference.

10.07	Form of Warrant, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on March 23, 2011 and incorporated herein by reference.

10.08	Form of Registration Rights Agreement, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on March 23, 2011 and incorporated herein by reference.

10.09
Allonge to Promissory Note, dated as of September 27, 2011, by and between Blacksands Petroleum, Inc. and Silver Bullet Property Holdings SDN BHD, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on October 19, 2011 and incorporated herein by reference.

10.10
Security Agreement, dated as of September 27, 2011, by and between Blacksands Petroleum, Inc. and Silver Bullet Property Holdings SDN BHD, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on October 19, 2011 and incorporated herein by reference.

10.11
Allonge to Promissory Note, dated as of April 9, 2012, by and between Blacksands Petroleum, Inc. and Silver Bullet Property Holdings SDN BHD, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on May 1, 2012 and incorporated herein by reference.

10.12
Contribution Agreement, dated as of July 20, 2012, by and among Blacksands Petroleum, Inc., ApClark, LLC and KP-RAHR Ventures III, LLC, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on July 26, 2012 and incorporated herein by reference.

10.13
Company Agreement of ApClark, LLC, dated as of July 20, 2012, by and between Blacksands Petroleum, Inc. and KP-RAHR Ventures III, LLC, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on July 26, 2012 and incorporated herein by reference.

10.14
Pledge Agreement, dated as of July 20, 2012, by and between Blacksands Petroleum, Inc. and KP-RAHR Ventures III, LLC, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on July 26, 2012 and incorporated herein by reference.

10.15
Escrow Agreement for Pledge of Membership Interest, dated as of July 20, 2012, by and among Blacksands Petroleum, Inc., KP-RAHR Ventures III, LLC and The Strong Firm P.C., filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on July 26, 2012 and incorporated herein by reference.

10.16
Subordination Agreement, dated as of July 20, 2012, by and among KP-RAHR Ventures III, LLC, Silver Bullet Property Holdings SDN BHD, Blacksands Petroleum, Inc. and ApClark, LLC., filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on July 26, 2012 and incorporated herein by reference.

10.17
Common Stock Purchase Agreement, by and between Blacksands Petroleum, Inc. and Silver Bullet Property Holdings SDN BHD, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on October 29, 2013 and incorporated herein by reference.

14.01
Code of Ethics, included in Business Conduct Policy, dated October 27, 2008, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on October 28, 2008 and incorporated herein by reference.

21.01	Subsidiaries of the registrant+

23.01	Consent of Hite & Associates, Independent Petroleum Engineers+

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Report of Hite & Associates, Independent Petroleum Engineers+

99.02	Report of Hamilton Group, Independent Petroleum Engineers+

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document
__________
+ filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSANDS PETROLEUM, INC.

Date: February 13, 2014	By:	/s/ RHONDA ROSEN
Rhonda Rosen
Interim President (Principal Executive Officer)

Date: February 13, 2014	By:	/s/ DONALD GIANNATTASIO
Donald Giannattasio
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ RICHARD S. T. HUNTER	Director	Date: February 13, 2014
Richard S. T. Hunter

/s/ RICK WILSON	Director	Date: February 13, 2014
Rick Wilson