Form 10-K/A
period 2013-10-31
BLACKSANDS PETROLEUM, INC.
filed 2014-02-18
CIK 1308137

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

EXPLANATORY NOTE

Blacksands Petroleum, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amended Filing”) to the Company’s Annual Report on Form 10-K for the year ended October 31, 2013 (the “Original Filing”) filed with the Securities and Exchange Commission (“SEC”) on February 13, 2014 in order to file Exhibit 23.02, a consent from Hamilton Group, which was inadvertently not included in the Original Filing.

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

21.01	Subsidiaries of the registrant , filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 13, 2014 and incorporated herein by reference.

23.01
Consent of Hite & Associates, Independent Petroleum Engineers , filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 13, 2014 and incorporated herein by reference.

23.02	Consent of Hamilton Group, Independent Petroleum Engineers+

31.01	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01
Report of Hite & Associates, Independent Petroleum Engineers , filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 13, 2014 and incorporated herein by reference.

99.02
Report of Hamilton Group, Independent Petroleum Engineers , filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 13, 2014 and incorporated herein by reference.

101 INS	XBRL Instance Document , filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 13, 2014 and incorporated herein by reference.

101 SCH
XBRL Taxonomy Extension Schema Document , filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 13, 2014 and incorporated herein by reference.

101 CAL
XBRL Taxonomy Calculation Linkbase Document , filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 13, 2014 and incorporated herein by reference.

101 LAB	XBRL Taxonomy Labels Linkbase Document , filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 13, 2014 and incorporated herein by reference.

101 PRE
XBRL Taxonomy Presentation Linkbase Document , filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 13, 2014 and incorporated herein by reference.

101 DEF
XBRL Taxonomy Extension Definition Linkbase Document , filed as an exhibit to the annual report on Form 10-K, filed with the Securities Exchange Commission on February 13, 2014 and incorporated herein by reference.

__________
 + filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSANDS PETROLEUM, INC.

Date: February 18, 2014	By:	/s/ RHONDA ROSEN
Rhonda Rosen
Interim President (Principal Executive Officer)

Date: February 18, 2014	By:	/s/ DONALD GIANNATTASIO
Donald Giannattasio
Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ RICHARD S. T. HUNTER	Director	Date: February 18, 2014
Richard S. T. Hunter

/s/ RICK WILSON	Director	Date: February 18, 2014
Rick Wilson