Form 10-Q
period 2014-01-31
BLACKSANDS PETROLEUM, INC.
filed 2014-03-12
CIK 1308137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2014

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

As of March 11, 2014, there were 17,722,484 shares of registrant’s common stock outstanding.

BLACKSANDS PETROLEUM, INC.
FORM 10-Q
For the Quarter Ended January 31, 2014

Blacksands Petroleum, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	January 31, 2014	October 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$702,712	$1,335,237
Accounts receivable	315,971	417,597
Prepaid expenses	27,539	--
Total Current Assets	1,046,222	1,752,834
Oil and gas property costs (successful efforts method of accounting)
Proved	2,032,019	2,077,872
Other assets	50,054	50,312
TOTAL ASSETS	$3,128,295	$3,881,018

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Note payable	$3,280,000	$280,000
Accounts payable	2,396,725	523,365
Accrued expenses	3,245,671	3,121,900
Total Current Liabilities	8,922,396	3,925,265
Notes Payable, net of discount of $1,004,404 and $1,329,581	1,595,596	4,270,419
Asset Retirement obligation	64,141	649,233
Total Liabilities	10,582,133	8,844,917
Stockholders’ Deficiency:
Preferred stock - $0.01 par value; 10,000,000 shares authorized:
Series A - $.001 par value, 310,000 shares authorized, nil shares issued and outstanding	--	--
Common stock - $0.001 par value; 100,000,000 shares authorized; 17,722,485 and 17,719,360 shares issued and outstanding at January 31, 2014 and October 31, 2013, respectively	17,723	17,720
Additional paid-in capital	23,741,212	23,726,191
Accumulated deficit	(31,212,773)	(28,707,810)
Total Stockholders’ Deficiency	(7,453,838)	(4,963,899)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,128,295	$3,881,018

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three months ended January 31,
	2014	2013
Revenue:
Oil and gas revenue	$328,297	$361,986

Expenses:
Selling, general and administrative	341,635	347,267
Depreciation and depletion	197,801	158,549
Accretion	8,444	14,674
Lease operating expenses	178,780	165,826
Impairment of oil and gas property interest	2,219,813	--

Total expenses	2,946,473	686,316
Loss from Operations	(2,618,176)	(324,330)

Other income and expense:
Interest expense	(508,457)	(282,081)
Gain on sale of oil and gas properties	621,670	--
Other income	--	27,763
Total Other Income (Expense)	113,213	(254,318)

Loss before provision for income taxes	(2,504,963)	(578,648)
Provision for income taxes	--	--
Net Loss	(2,504,963)	(578,648)
Preferred stock dividends	--	50,000
Net loss attributable to common shareholders	$(2,504,963)	$(628,648)

Loss Per Share attributable to common shareholders
Basic and diluted	$(0.14)	$(0.04)
Weighted Average Shares Outstanding
Basic and diluted	17,719,530	16,386,613

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
For the Three Months Ended January 31, 2014 and 2013
(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Netloss	$(2,504,963)	$(578,648)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of oil and gas property costs	2,219,813	--
Equity compensation expense	15,024	90,980
Amortization of debt discount	325,177	105,284
Depreciation, depletion and accretion	206,245	173,223
Gain on sale of oil and gas properties	(621,670)	--
Changes in operating assets and liabilities:
Accounts receivable	151,626	19,360
Prepaid expense and other current assets	(27,539)	6,538
Accounts payable	316,234	217,956
Net cash flows from operating activities	79,947	34,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Oil and gas property costs	(712,472)	(22,726)
Net cash flows from investing activities	(712,472)	(22,726)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	--	--
Net cash flows from financing activities	--	--
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(632,525)	11,967
CASH AND CASH EQUIVALENTS - Beginning of period	1,335,237	1,160,320
CASH AND CASH EQUIVALENTS - End of period	$702,712	$1,172,287

Supplemental Disclosures

Cash paid for interest	$85,004	$--
Cash paid for income taxes	$--	$--

Supplemental non-cash activities:
Oil and gas property costs in accounts payable	$1,680,897	$--

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in annual report on Form 10-K for the year ended October 31, 2013 filed with the SEC on February 14, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2013 annual report on Form 10-K have been omitted.

Oil and Gas Properties

The Company follows the successful efforts method of accounting for its oil and natural gas properties. Oil and gas properties are periodically assessed to determine whether they have been impaired. Any impairment in value of unproved properties is charged to exploration expense. The costs of unproved properties, which are determined to be productive, are transferred to prove oil and gas properties and amortized on an equivalent unit-of-production basis. Exploratory expenses, including geological and geophysical expenses and delay rentals for unevaluated oil and gas properties, are charged to expense as incurred. Exploratory drilling costs are initially capitalized as unproved property but charged to expense if and when the well is determined not to have found proved oil and gas reserves. In accordance with ASC No. 935, exploratory drilling costs are evaluated within a one-year period after the completion of drilling. For proved properties, we compare expected undiscounted future cash flows at a producing field level to the unamortized capitalized cost of the asset. If the future undiscounted cash flows, based on our estimate of future natural gas and crude oil prices, operating costs, anticipated production from proved reserves and other relevant date, are lower than the unamortized capitalized cost, the capitalized cost is reduced to fair value. Fair value is calculated by discounting the future cash flows at an appropriate risk-adjusted discount rate.

During the three months ended January 31, 2014, the Company impaired its oil and gas properties by $2,219,813, which is reflected in the consolidated statement of operations.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $31,212,773 through January 31, 2014. In addition, the Company had a working capital deficit of $7,876,174 and cash and cash equivalents of $702,712 at January 31, 2014. The Company drilled three new wells in November 2013. In order to complete the wells, the Company must raise additional capital and/or sell down its interest in these wells. However, the Company cannot assure that it will accomplish this task.

The current rate of cash usage raises substantial doubt about the Company’s ability to continue as a going concern, absent the raising of additional capital and/or additional significant revenues from new oil production. In an effort to mitigate this near-term concern the Company is seeking to obtain sufficient funds to complete the three new wells drilled in November 2013 and to fund working capital. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

2. Asset Retirement Obligation

The following table summarizes the change in the asset retirement obligation (“ARO”) for the periods ended January 31, 2014:

Beginning balance at November 1	$649,233
Liabilities settled	--
Liabilities incurred through acquisition of assets	--
Liabilities settled through sale of assets	(593,536)
Accretion expense	8,444
Ending balance at January 31	$64,141

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

3. Contingencies

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of January 31, 2014, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

4. Stockholders’ Equity

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at November 1, 2013	1,046,333	$3.12
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at January 31, 2014	1,046,333	$3.12
Exercisable at January 31, 2014	1,002,333	$3.07

During the three months ended January 31, 2014 and 2013, the Company recorded stock-based compensation of $15,024 and $90,980, respectively, as general and administrative expenses. At January 31, 2014, the weighted average remaining life of the stock options is 6.10 years. The unamortized amount of stock-based compensation at January 31, 2014 was $52,034. This cost is expected to be recognized over a weighted average period of 0.67 years.

5. Sale of Cabeza Creek Field

In January 2014, the Company sold its interest in all of the wells the Cabeza Creek Field for all depths from the surface to 8,500 feet below the surface in exchange for $50,000 and the assumption of all future liabilities associated with the plugging and abandoning of all wells in the Cabeza Creek Field ($593,536).

The following is a summary of the proforma information for the three months ended January 31, 2014 and 2013 assuming the sale of the Cabeza Creek field had occurred as of the beginning of each fiscal year presented:

	2014	2013

Oil and gas revenues	$328,297	$308,045

Expenses
Selling, general and administrative	341,635	347,267
Depreciation and depletion	197,801	123,979
Accretion	8,444	4,515
Lease operating expense	140,759	138,620
Impairment of oil and gas property interest	2,219,813	--

Total expenses	2,908,452	614,381

Loss from operations	(2,580,155)	(306,336)

Other income (expense)	(508,457)	(254,318)

Net income	$(3,088,612)	$(560,654)

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

Overview

We currently focus our oil and natural gas exploration, exploitation and development operations on projects located in Colorado, New Mexico and Texas. The higher potential impact projects (“Core Focus Areas”) are concentrated on (i) Spraberry, Wolfberry, Cline, Strawn and Mississippian formations in the Permian Basin (Midland Basin) in W. Texas, (ii) conventional reef structures in the Pedregosa Basin in S.W. New Mexico and (iii) conventional structure and stratigraphic formations and unconventional resource formations in Southern Colorado. We also have an interest in the Beech Creek Field in Hardin County Texas, which we anticipate will provide us with immediate cash flow and additional upside through recompletion potential and new drilling opportunities (“Non-core Properties”).

As of January 31, 2014, we owned interests in (i) approximately 8,700 gross (5,050 net) acres in the Midland Basin, (ii) approximately 108,715 gross (54,357 net) acres in the Pedregosa Basin, and (iii) approximately 3,300 gross (1,650 net) acres in Colorado.

We have approximately 112,793 gross acres (56,100 net acres) held by production and continuous drilling operations. This includes approximately 4,000 gross acres (1,843 net acres) in Midland Basin, 108,715 gross acres (54,357 net acres) in the Pedregosa Basin. We have no production in Colorado.

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

Consolidated Results of Operations for the Three Months Ended January 31, 2014 Compared to the Three Months Ended January 31, 2013

Revenues for the three months ended January 31, 2014 totaled $328,297 as compared to $361,986 for the three months ended January 31, 2013. The decrease totaling $33,689 resulted from the lack of production in the Cabeza Creek Field prior to being sold in late January 2014.

Selling, general and administrative expenses decreased $5,632 from $347,267 in the three months ended January 31, 2013 to $341,635 in the three months ended January 31, 2014. This decrease is primarily the result of a decrease of $75,956 in the stock based compensation recorded in the quarter ended January 31, 2014 as the result of the vesting of previously granted stock options, and partially offset by additional consulting fees of $32,349 and professional services of $27,391. There were no additional options granted during the quarter ended January 31, 2014.

Depreciation, depletion and accretion increased $33,022 from $173,223 in the three months ended January 31, 2013 as compared to $206,245 for the period ended January 31, 2014. The increase is primarily a result of the depletion expense for the costs related to the AP Clark Field.

Lease operating expenses increased by $12,954 from $165,826 in the three months ended January 31, 2013 to $178,780 in the three months ended January 31, 2014. The increase was the result of repairs done to one of the wells in the AP Clark Field.

During the three months ended January 31, 2014, we tested and reported an impairment of our oil and gas properties costs in our AP Clark Field totaling $2,219,813. There was no impairment charge recorded in the three months ended January 31, 2013.

Interest expense increased by $226,376 from $282,081 in the three months ended January 31, 2013 to $508,457 in the three months ended January 31, 2014. This increase is primarily related to a $219,893 increase in the amortization of the discount on the amounts due to KP Rahr and additional interest of $6,654 on the additional loan made by Silver Bullet in the last half of 2013.

The gain on the sale of oil and gas properties of $621,670 in the three months ended January 31, 2014, was the result of selling our rights in the Cabeza Creek Field. In January 2014, we sold our interest in all of the wells in the Cabeza Creek Field for all depths from the surface to 8,500 feet below the surface in exchange for $50,000 and the assumption of $593,536 in current liabilities and all future liabilities associated with the plugging and abandoning of all wells in the Cabeza Creek Field.

We incurred a net loss for the period ended January 31, 2014 of $2,504,963, compared to a net loss of $578,648 for the period ended January 31, 2013.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $702,712 as of January 31, 2014. The Company owes approximately $2.4 million in currently due accounts payable, a substantial portion of which were incurred in the drilling of three new, uncompleted wells in the AP Clark Field. As such, we currently do not have sufficient cash to complete the new wells or engage in any further drilling or exploration activities. In addition, our cash balances are not sufficient to satisfy our anticipated cash requirements for normal operations, or to meet our immediate accounts payable and other obligations regarding our indebtedness or capital expenditures for the foreseeable future.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, as of January 31, 2014, we had $702,712 in cash and cash equivalents on hand, a working capital deficiency of approximately $7.9 million and an accumulated deficit of approximately $31.2 million.

We have incurred substantial losses since inception and we are not operating at cash flow breakeven. Our cash balance at January 31, 2014 is not sufficient to fully fund our business plan or to satisfy our cash requirements for normal operations, to meet our immediate accounts payable or other obligations regarding our indebtedness or our anticipated development activities over the next twelve months. In view of our capital requirements, current cash resources, nondiscretionary expenses, debt and near term accounts payable and accrued expenses obligations, we may explore all strategic alternatives to maintain our business as a going concern including, but not limited to, a sale of assets of our company, or one or more other transactions that may include a comprehensive financial reorganization of our company.

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

Net Cash Used In Operating Activities

Cash provided by operating activities in the period ended January 31, 2014 was $79,947, compared to $34,693 in the period ended January 31, 2013. The increase in cash provided by operating activities was primarily a result of a $2,219,813 increase in the impairment costs for oil and gas properties, a $219,893 increase in the amortization of debt discounts and a $132,266 increase in accounts receivable which was offset by a $1,926,315 increase in the net loss, a gain of $621,670 on the sale of the Cabeza Creek Field and a $75,956 decrease in equity compensation expense.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended January 31, 2014 was $712,472 compared to $22,726 in the period ended January 31, 2013. The costs for both periods presented relate to our oil and gas acquisitions and development activity. The costs in the three months ended January 31, 2014 represent the costs paid to drill the three new, uncompleted wells in the AP Clark Field. There were no acquisitions of additional leaseholds incurred in either quarter.

Cash Flows From Financing Activities

There was no cash provided by financing activities for the quarters ended January 31, 2014 and 2013.

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

Our management, with the participation of our interim president and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of January 31, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our interim president and chief financial officer concluded that, as of January 31, 2014 our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)
Due to our small size, we did not have sufficient personnel in our accounting and financial reporting functions nor do we have a proper segregation of duties. During the period ended January 31, 2014, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. In addition, we have had an overreliance on consultants involved in our financial statement closing process. As a result we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

b)
Our executive officers only work for the Company on a part-time basis, have outside interests and are unable to devote all of their business time and effort to the Company. As a result, they may be unable to provide the level of oversight required.

Management’s Remediation Plans

We are committed to improving our financial organization. When funds are available, we will look to increase our personnel resources and technical accounting expertise within the accounting function to resolve non-routine or complex accounting matters. As our operations are relatively small and we continue to have net cash losses each quarter, we do not anticipate being able to hire additional internal personnel until such time as our operations are profitable on a cash basis or until our operations are large enough to justify the hiring of additional accounting personnel. As necessary, we will engage consultants in the future in order to ensure proper accounting for our consolidated financial statements.

Management believes that hiring additional knowledgeable personnel with technical accounting expertise will remedy the following material weakness: insufficient personnel with an appropriate level of technical accounting knowledge, experience, and training in the application of GAAP commensurate with our complexity and our financial accounting and reporting requirements.

Management believes that the hiring of additional personnel who have the technical expertise and knowledge with the non-routine or technical issues we have encountered in the past will result in both proper recording of these transactions and a much more knowledgeable finance department as a whole. Due to the fact that our internal accounting staff consists of a Chief Financial Officer and a bookkeeper, additional personnel will also ensure the proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support us if personnel turn over issues within the department occur. We believe this will greatly increase our internal control procedures in the future.

In addition to the accounting personnel to be hired in the future, we are actively searching for a full time Chief Executive Officer to oversee our operations.

(b) Changes in internal control over financial reporting.

Other than the resignation of Bruno Mosimann as our interim Chief Executive Officer and President, effective December 24, 2013 and the appointment of Rhonda Rosen as interim President, effective December 30, 2013, there were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended January 31, 2014, 3,125 shares of a restricted stock award granted to Richard Hunter vested and were deemed issued.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKSANDS PETROLEUM, INC.

Date: March 12, 2014	By:	/s/ RHONDA ROSEN
Name: Rhonda Rosen
Title: Interim President (Principal Executive Officer)

Date: March 12, 2014	By:	/s/ DONALD GIANNATTASIO
Name: Donald Giannattasio
Title: Chief Financial Officer