Form 10-Q
period 2014-04-30
BLACKSANDS PETROLEUM, INC.
filed 2014-06-16
CIK 1308137

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2014

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

As of June 12, 2014, there were 17,703,792 shares of registrant’s common stock outstanding.

BLACKSANDS PETROLEUM, INC.
FORM 10-Q
For the Quarter Ended April 30, 2014

Blacksands Petroleum, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

	April 30, 2014	October 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$2,360,143	$1,335,237
Accounts receivable	192,227	417,597
Prepaid expenses	20,223	--
Total Current Assets	2,572,593	1,752,834
Oil and gas property costs (successful efforts method of accounting)
Proved	2,062,139	2,077,872
Other assets	50,010	50,312
Total Assets	$4,684,742	$3,881,018
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Note payable	$5,280,000	$280,000
Accounts payable	518,256	523,365
Accrued expenses	3,463,885	3,121,900
Total Current Liabilities	9,262,141	3,925,265
Notes Payable, net of discount of $570,933 and $1,329,581	2,029,067	4,270,419
Asset Retirement obligation	45,985	649,233
Total Liabilities	11,337,193	8,844,917
Stockholders’ Deficiency:
Preferred stock - $0.01 par value; 10,000,000 shares authorized:
Series A - $.001 par value, 310,000 shares authorized, nil shares issued and outstanding	--	--
Common stock - $0.001 par value; 100,000,000 shares authorized; 17,722,485 and 17,719,360 shares issued and outstanding at April 30, 2014 and October 31, 2013, respectively	17,723	17,720
Additional paid-in capital	23,754,310	23,726,191
Accumulated deficit	(30,424,484)	(28,707,810)
Total Stockholders’ Deficiency	(6,652,451)	(4,963,899)
Total Liabilities and Stockholders’ Deficiency	$4,684,742	$3,881,018

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2014	2013	2014	2013

Revenue:
Oil and gas revenue	$596,700	$835,166	$268,403	$473,180

Expenses:
Selling, general and administrative	715,983	771,430	374,348	424,163
Depreciation and depletion	296,577	237,046	98,776	78,497
Accretion expense	13,941	22,762	5,497	8,088
Lease operating expenses	300,571	355,125	121,791	189,299
Impairment of oil and gas property interest	2,219,813	--	--	--

Total expenses	3,546,885	1,386,363	600,412	700,047

Loss from operations	(2,950,185)	(551,197)	(332,009)	(226,867)

Other income and (expense):
Interest expense	(1,172,204)	(595,507)	(663,747)	(313,426)
Gain on sale of oil and gas properties	645,323	--	23,653	--
Other income	1,760,392	27,763	1,760,392	--

Total other income (expense)	1,233,511	(567,744)	1,120,298	(313,426)

(Loss) income before provision for income taxes	(1,716,674)	(1,118,941)	788,289	(540,293)
Provision for income taxes	--	--	--	--
Net (loss) income	(1,716,674)	(1,118,941)	788,289	(540,293)
Preferred stock dividends	--	100,000	--	50,000
Net (loss) income attributable to common shareholders	$(1,716,674)	$(1,218,941)	$788,289	$(590,293)

(Loss) income per share attributable to common shareholders
Basic	$(0.10)	$(0.07)	$0.04	$(0.04)
Diluted	$(0.10)	$(0.07)	$0.04	$(0.04)
Weighted Average Shares Outstanding
Basic	17,720,983	16,388,091	17,722,485	16,389,568
Diluted	17,720,983	16,388,091	18,028,257	16,389,568

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows For the Three Months Ended April 30, 2014 and 2013 (Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,716,674)	$(1,118,941)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of oil and gas property costs	2,219,813	--
Equity compensation expense	28,122	178,141
Amortization of debt discount	758,648	247,602
Depreciation, depletion and accretion	310,518	259,808
Gain on sale of oil and gas properties	(645,323)	--
Changes in operating assets and liabilities:
Accounts receivable	225,370	52,342
Prepaid expense and other current assets	(20,223)	163,074
Accounts payable	336,875	177,335
Net cash flows from operating activities	1,497,126	(40,639)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property costs	(2,522,220)	(43,914)
Proceeds from the sale of Cabeza Creek	50,000
Net cash flows from investing activities	(2,472,220)	(43,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	2,000,000	--
Net cash flows from financing activities	2,000,000	--
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,024,906	(84,553)
CASH AND CASH EQUIVALENTS - Beginning of period	1,335,237	1,160,320
CASH AND CASH EQUIVALENTS - End of period	$2,360,143	$1,075,767
Supplemental Disclosures
Cash paid for interest	$167,237	$54,502
Cash paid for income taxes	$--	$--

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in annual report on Form 10-K for the year ended October 31, 2013 filed with the SEC on February 14, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2013 annual report on Form 10-K have been omitted.

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

During the six months ended April 30, 2014, the Company impaired its oil and gas properties by $2,219,813, which is reflected in the consolidated statement of operations.

The Company recorded income of $1,760,392 in connection with the transfer of some of the Company’s interest in three wells to PIE Holdings, LP on which drilling commenced in November 2013. This income is included in the consolidated statements of operations as other income.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $30,424,484 through April 30, 2014. In addition, the Company had a working capital deficit of $6,689,548 and cash and cash equivalents of $2,360,143 at April 30, 2014. The Company commenced drilling on the three new wells in November 2013. These wells have been completed and the Company is awaiting the results of the completion. The Company has approximately $3.2 million in notes payable that are due on November 1, 2014. The Company does not currently have the cash to repay these notes.

The current rate of cash usage raises substantial doubt about the Company’s ability to continue as a going concern, absent the raising of additional capital, restructuring or extending the terms on its current debt and/or additional significant revenues from new oil production. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

2.	Asset Retirement Obligation

The following table summarizes the change in the asset retirement obligation (“ARO”) for the periods ended April 30, 2014:

Beginning balance at November 1	$649,233
Liabilities settled	--
Liabilities incurred through acquisition of assets	--
Liabilities settled through sale of assets	(617,189)
Accretion expense	13,941
Ending balance at April 30	$45,985

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

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of April 30, 2014, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

4.	Stockholders’ Equity

Series B Convertible Preferred Stock

In June 2014, the Company authorized 2,217,281 shares of preferred stock as non-voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”) (See Note 6). Each share of Series B Preferred is entitled to a dividend of 3% payable annually through the issuance of additional Series B Preferred. Each share of Series B Preferred may be converted at the option of the holder any time on or prior to May 30, 2017 into shares of the Company common stock at a conversion price of $1.00 per share, which is subject to adjustment. The Company has the right to redeem the shares, in whole or in part, any time after May 30, 2017 at $1.00 per share.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at November 1, 2013	1,046,333	$3.12
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at April 30, 2014	1,046,333	$3.12
Exercisable at April 30, 2014	1,002,333	$3.07

During the six months ended April 30, 2014 and 2013, the Company recorded stock-based compensation of $28,122 and $178,141, respectively, as general and administrative expenses. At April 30, 2014, the weighted average remaining life of the stock options is 6.27 years. The unamortized amount of stock-based compensation at April 30, 2014 was $41,228. This cost is expected to be recognized over a weighted average period of 0.47 years.

Warrants

A summary of the Company’s warrant activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at November 1, 2013	2,057,268	$4.50
Granted	-	-
Exercised	-	-
Expired	1,035,434	-
Outstanding at April 30, 2014	1,021,834	$4.50
Exercisable at April 30, 2014	1,021,834	$4.50

5.	Sale of Cabeza Creek Field

In January 2014, the Company sold its interest in all of the wells the Cabeza Creek Field for all depths from the surface to 8,500 feet below the surface in exchange for $50,000 and the assumption of all future liabilities associated with the plugging and abandoning of all wells in the Cabeza Creek Field ($617,189).

The following is a summary of the pro forma information for the six months ended April 30, 2014 and 2013 assuming the sale of the Cabeza Creek field had occurred as of the beginning of each fiscal year presented:

	2014	2013

Oil and gas revenues	$596,700	$721,113

Expenses
Selling, general and administrative	715,983	771,430
Depreciation and depletion	296,577	180,520
Accretion	13,941	2,777
Lease operating expense	300,571	306,628
Impairment of oil and gas property interest	2,219,813	--

Total expenses	3,546,885	1,261,355

Loss from operations	(2,950,185)	(540,242)

Other income (expense)	588,188	(567,744)

Net loss	$(2,361,997)	$(1,107,986)

6.	Subscription Agreement

On June 6, 2014, the Company entered into a subscription agreement with Pacific LNG Operations Ltd., a company incorporated in the British Virgin Islands (“Pacific LNG”), whereby the Company issued to Pacific LNG, in exchange for $2,000,000, a (i) $1,500,000 principal face amount 5% Convertible Debenture (“Debenture”) convertible into shares of Series B Preferred Stock (as hereinafter defined) at a conversion price of $1.00 per share and (ii) 500,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”).

The Debenture accrues interest at the rate of 5% per annum, payable semi-annually in arrears, and matures on June 6, 2017. Pacific LNG has the right, at any time prior to June 6, 2015, to convert the outstanding principal and interest, if any, of the Debenture into shares of Series B Preferred Stock at a price of $1.00 per share of Series B Preferred Stock.

Each share of Series B Preferred Stock has a stated value of $1.00 (“Stated Value”) and accrues a dividend of 3% of the Stated Value per annum, which is payable in additional shares of Series B Preferred Stock annually on December 31 in arrears. Each share of Series B Preferred Stock may be converted at any time on or prior to May 30, 2017 into such number of shares of the Company’s common stock equal to the Stated Value divided by $1.00 per share. The Company has the right, at any time after May 30, 2017, to redeem the Series B Preferred Stock at a price of $1.00 per share.

On May 30, 2014, the Board of Directors (“Board”) of the Company approved the filing of a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Certificate of Designation”), which was filed with and accepted by the Secretary of State of Nevada on June 6, 2014. Pursuant to the Certificate of Designation, the Company established a new series of 2,217,281 shares of the Series B Preferred Stock.

Under the terms set forth in the Certificate of Designation, the holders of Series B Preferred stock have the exclusive right, voting separately as a class, to elect one director of the Board (“Series B Director”), who must be reasonably acceptable to the Company. The Series B Director must be appointed by the holders of a majority of the issued and outstanding shares of Series B Preferred Stock.

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

Overview

We currently focus our oil and natural gas exploration, exploitation and development operations on projects located in Colorado, New Mexico and Texas. The higher potential impact projects (“Core Focus Areas”) are concentrated in the Spraberry, Wolfberry, Cline, Strawn and Mississippian formations in the Permian Basin (Midland Basin) in W. Texas. We also have interests in (i) conventional reef structures in the Pedregosa Basin in S.W. New Mexico, (ii) conventional structure and stratigraphic formations and unconventional resource formations in Southern Colorado and (iii) Beech Creek Field in Hardin County Texas (“Non-core Properties”).

As of April 30, 2014, we owned interests in (i) approximately 7,700 gross (4,300 net) acres in the Midland Basin, (ii) approximately 108,715 gross (54,357 net) acres in the Pedregosa Basin, and (iii) approximately 3,300 gross (1,650 net) acres in Colorado.

We have approximately 112,793 gross acres (56,100 net acres) held by production and continuous drilling operations. This includes approximately 3,100 gross acres (1,200 net acres) in Midland Basin, 108,715 gross acres (54,357 net acres) in the Pedregosa Basin. We have no production in Colorado.

We began oil and gas operations in the United States on November 1, 2009, with the purchase of a producing conventional oil and gas field, located in the Gulf Coast region of Texas, from Pioneer Natural Resources. Additionally, we acquired interests in two properties located in the Gulf Coast region of Texas and one property in our Core Focus Area located in West Texas.

The Core Focus Areas provide us with the opportunity to grow reserves and cash flow by drilling and developing the properties. The Core Focus Areas we currently plan to concentrate on developing are in the AP Clark Field. The three wells that we commenced drilling on in the AP Clark Field in November 2013 were completed during the quarter ended April 30, 2014, and we are awaiting the results of the completion activities. We will need to raise additional capital in order to drill any potential future wells.

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

Consolidated Results of Operations for the Six and Three Months Ended April 30, 2014 Compared to the Six and Three Months Ended April 30, 2013

Revenues for the six months ended April 30, 2014 totaled $596,700 as compared to $835,166 for the six months ended April 30, 2013. Revenues for the three months ended April 30, 2014 totaled $268,403 as compared to $473,180 for the three months ended April 30, 2013. Approximately $114,000 of the $238,466 reduction in the revenues during the six months ended April 30, 2014 resulted from the sale of the Cabeza Creek Field in January 2014 and the lack of production in that field for several months prior to being sold. The balance of the decrease in revenues comes from lower production from the Beech Creek and older AP Clark wells. There was no production from the three new wells through April 2014. During the three months ended April 30, 2014, the operator of the Beech Creek wells performed recompletion activities on both wells. Although production has restarted at the two wells, we are awaiting the results on the recompletions. We expect to begin production on the three new AP Clark wells during the quarter ending July 31, 2014.

Selling, general and administrative expenses decreased $55,447 from $771,430 in the six months ended April 30, 2013 to $715,983 in the six months ended April 30, 2014. This decrease is primarily the result of a decrease of $150,019 in the stock based compensation recorded in the six months ended April 30, 2014 from reduced vesting of previously granted stock options, and partially offset by additional consulting fees of $48,114 and professional services of $40,617. There were no options granted during the six months ended April 30, 2014. Selling, general and administrative expenses decreased $49,815 from $424,163 in the three months ended April 30, 2013 to $374,348 in the three months ended April 30, 2014. This decrease is primarily the result of a decrease of $74,063 in the stock based compensation recorded in the three months ended April 30, 2014 from reduced vesting of previously granted stock options, and partially offset by additional consulting fees of $15,765 and professional services of $13,226.

Depreciation, depletion and accretion increased $50,710 from $259,808 in the six months ended April 30, 2013 to $310,518 for the six months ended April 30, 2014. Depreciation, depletion and accretion increased $17,688 from $86,585 in the three months ended April 30, 2013 to $104,273 for the three months ended April 30, 2014. The increases are primarily a result of the depletion expense for the costs related to the AP Clark Field.

Lease operating expenses decreased by $54,554 from $355,125 in the six months ended April 30, 2013 to $300,571 in the six months ended April 30, 2014. Lease operating expenses decreased by $67,508 from $189,299 in the three months ended April 30, 2013 to $121,791 in the Three months ended April 30, 2014 and the three months ended April 30, 2014. The decreases were primarily the result of the costs eliminated as a result of the sale of the Cabeza property in January 2014.

During the six months ended April 30, 2014, the Company reported an impairment of our oil and gas properties totaling $2,219,813. These impairment charges resulted from the carrying costs of the AP Clark Field, including the costs of the three new wells exceeding the estimated fair value of the field based on estimated future cash flows. There were no impairments during the three months ended April 30, 2014 and the three and six months ended April 30, 2013.

Interest expense increased by $576,697 from $595,507 in the six months ended April 30, 2013 to $1,172,204 in the six months ended April 30, 2014. Interest expense increased by $350,321 from $313,426 in the three months ended April 30, 2013 to $663,747 in the three months ended April 30, 2014. These increases are primarily related to a $511,045 increase in the amortization of the discount on the amounts due to KP-RAHR Ventures III, LLC and interest of $13,092 on the additional loan made by Silver Bullet in the last half of 2013.

The gain on the sale of oil and gas properties of $645,323 in the six months ended April 30, 2014 was the result of selling our rights in the Cabeza Creek Field. In January 2014, we sold our interest in all of the wells in the Cabeza Creek Field for all depths from the surface to 8,500 feet below the surface in exchange for $50,000 and the assumption of $617,189 in current liabilities and all future liabilities associated with the plugging and abandoning of all wells in the Cabeza Creek Field.

The other income of $1,760,392 for the six and three months ended April 30, 2014 is the result of the transfer of between 38.6% and 50.0% of the Company’s interest in three wells in the AP Clark Field to PIE Holdings, LP on which drilling commenced in November 2013. Other income in the six months ended April 30, 2013 was the result of insurance proceeds of $27,763 as the result of weather related damage done at a well.

We incurred a net loss for the six months ended April 30, 2014 of $1,716,674, compared to a net loss of $1,118,941 for the six months ended April 30, 2013. We incurred net income for the three months ended April 30, 2014 of $788,289, compared to a net loss of $540,293 for the three months ended April 30, 2013.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $2,360,143 as of April 30, 2014. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, as of April 30, 2014, we had $2,360,143 in cash and cash equivalents on hand, a working capital deficiency of approximately $6.7 million and an accumulated deficit of approximately $30 million. As such, we currently do not have sufficient cash to engage in any further drilling or exploration activities. In addition, our cash balances are not sufficient to satisfy our anticipated cash requirements for normal operations, or to meet our accounts payable, accrued expenses and obligations regarding our indebtedness or capital expenditures for the foreseeable future.

We have incurred substantial losses since inception and we are not operating at cash flow breakeven. Our cash balance at April 30, 2014 is not sufficient to fully fund our business plan or to satisfy our cash requirements for normal operations, to meet our immediate accounts payable or other obligations regarding our indebtedness or our anticipated development activities over the next twelve months. In view of our capital requirements, current cash resources, nondiscretionary expenses, debt and near term accounts payable and accrued expenses obligations, we may explore all strategic alternatives to maintain our business as a going concern including, but not limited to, a sale of assets of our company, or one or more other transactions that may include a comprehensive financial reorganization of our company.

In order to continue operations and engage in development of our properties, we will be dependent on raising capital, debt or equity, from outside sources to pay for further expansion, exploration and development of our business, and to meet current obligations. Such capital may not be available to us when we need it on terms acceptable to us if at all, particularly in the current global economic conditions. The issuance of additional equity securities by us will result in a dilution to our current stockholders, which could depress the trading price of our common stock. Obtaining debt financing will increase our liabilities and future cash commitments. If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and may be required to scale back, sell a portion of or cease our operations. The terms of securities we issue in future capital transactions may be more favorable to our new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, and issuances of incentive awards under equity employee incentive plans, which may have a further dilutive effect.

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

June 2014 Financing

On June 6, 2014, the Company entered into a subscription agreement with Pacific LNG Operations Ltd., a company incorporated in the British Virgin Islands (“Pacific LNG”), whereby the Company issued to Pacific LNG a (i) $1,500,000 principal face amount 5% Convertible Debenture (“Debenture”) convertible into shares of Series B Preferred Stock (as hereinafter defined) at a conversion price of $1.00 per share and (ii) 500,000 shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”) at a price of $1.00 per share.

The Debenture accrues interest at the rate of 5% per annum, payable semi-annually in arrears, and matures on June 6, 2017. Pacific LNG has the right, at any time prior to June 6, 2015, to convert the outstanding principal and interest, if any, of the Debenture into shares of Series B Preferred Stock at a price of $1.00 per share of Series B Preferred Stock.

Each share of Series B Preferred Stock has a stated value of $1.00 (“Stated Value”) and accrues a dividend of 3% of the Stated Value per annum, which is payable in additional shares of Series B Preferred Stock annually on December 31 in arrears. Each share of Series B Preferred Stock may be converted at any time on or prior to May 30, 2017 into such number of shares of the Company’s Common Stock equal to the Stated Value divided by $1.00 per share. The Company has the right, at any time after May 30, 2017, to redeem the Series B Preferred Stock at a price of $1.00 per share.

Net Cash Used In Operating Activities

Cash provided by operating activities in the period ended April 30, 2014 was $1,497,126, compared to cash used of $40,639 in the period ended April 30, 2013. The increase in cash provided by operating activities was primarily a result of a $597,733 increase in the net loss, a non-cash gain of $645,323 on the sale of the Cabeza Creek Field, which was partially offset by a $150,019 decrease in equity compensation expense, a $511,046 increase in the amortization of debt discounts, a $2,219,813 increase in the impairment costs for oil and gas properties and a $173,028 increase in accounts receivable.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended April 30, 2014 was $2,472,220 compared to $43,914 for the six months ended April 30, 2013. The costs for both periods presented relate to our oil and gas acquisitions and development activity. The costs for the six months ended April 30, 2014 represented $2,522,220 paid to drill the three new wells in the AP Clark Field, offset in part by $50,000 of cash received from the sale of Cabeza Creek. There were no acquisitions of additional leaseholds incurred in either quarter.

Cash Flows From Financing Activities

During the three months ended April 30, 2014, we obtained additional financing totaling $2 million. On June 6, 2014, we entered into a subscription agreement with Pacific LNG, whereby the Company issued to Pacific LNG, in exchange for the $2 million previously received the $1,500,000 Debenture and (ii) 500,000 shares of Series B Preferred Stock. There was no cash provided by financing activities during the six months ended April 30, 2013.

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

Impairment of Oil and Gas Properties

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

Our management, with the participation of our interim president and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of April 30, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our interim president and chief financial officer concluded that, as of April 30, 2014 our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)
Due to our small size, we did not have sufficient personnel in our accounting and financial reporting functions nor do we have a proper segregation of duties. During the period ended April 30, 2014, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. In addition, we have had an overreliance on consultants involved in our financial statement closing process. As a result we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

b)
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

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLACKSANDS PETROLEUM, INC.

Date: June 16, 2014	By:	/s/ Rhonda Rosen
	Name:	Rhonda Rosen
	Title:	Interim President (Principal Executive Officer)

Date: June 16, 2014	By:	/s/ Donald Giannattasio
	Name:	Donald Giannattasio
	Title:	Chief Financial Officer