Form 10-Q
period 2014-07-31
BLACKSANDS PETROLEUM, INC.
filed 2014-09-15
CIK 1308137

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2014

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

As of September 12, 2014, there were 18,756,199 shares of registrant’s common stock outstanding.

BLACKSANDS PETROLEUM, INC.

FORM 10-Q

For the Quarter Ended July 31, 2014

Blacksands Petroleum, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	July 31,2014	October 31,2013
ASSETS
Current Assets:
Cash and cash equivalents	$719,586	$1,335,237
Accounts receivable	197,610	417,597
Prepaid expenses	12,660	--
Total Current Assets	929,856	1,752,834
Oil and gas property costs (successful efforts method of accounting)
Proved, net of accumulated depletion of 7,368,699 and 6,309,607	4,015,072	2,077,872
Other assets	50,000	50,312
TOTAL ASSETS	$4,994,928	$3,881,018
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Note payable	$60,000	$280,000
Accounts payable	478,650	523,365
Accrued expenses	4,011,483	3,121,900
Total Current Liabilities	4,550,133	3,925,265
Notes Payable, net of discount of $-- and $1,329,581	5,820,000	4,270,419
Convertible debenture net of discount of $1,337,497 and $--	162,503	--
Asset Retirement obligation	48,081	649,233
Total Liabilities	10,580,717	8,844,917
Stockholders’ Deficit:
Preferred stock - $0.001 par value; 10,000,000 shares authorized:
Series A - $.001 par value, 310,000 shares authorized, nil shares issued and outstanding	--	--
Series B - $.001 par value, 2,217,281 shares authorized, 500,000 shares issued and outstanding	500	--
Common stock - $0.001 par value; 100,000,000 shares authorized;
17,725,610 and 17,719,360 shares issued and outstanding at July 31, 2014 and October 31, 2013, respectively	17,726	17,720
Additional paid-in capital	25,559,704	23,726,191
Accumulated deficit	(31,163,719)	(28,707,810)
Total Stockholders’ Deficit	(5,585,789)	(4,963,899)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,994,928	$3,881,018

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended July 31,		Three Months Ended July 31,
	2014	2013	2014	2013

Revenue:
Oil and gas revenue	$1,062,491	$1,303,045	$465,791	$467,879

Expenses:
Selling, general and administrative	960,706	1,107,685	244,723	336,255
Depreciation and depletion	366,501	375,257	69,924	138,211
Accretion expense	15,648	31,287	1,707	8,525
Lease operating expenses	430,473	507,585	129,902	152,460
Gain on sale of interest in Cabeza Creek Field	(645,323)	--	--	--
Gain on transfer of interest to PIE Holdings	(1,760,390)	--	--	--
Oil and gas exploration costs	--	220,000	--	220,000
Impairment of oil and gas property interest	2,219,813	--	--	--

Total expenses	1,587,428	2,241,814	446,256	855,451

Gain (loss) from operations	(524,937)	(938,769)	19,535	(387,572)

Other income and (expense):
Interest expense	(1,941,519)	(955,918)	(769,317)	(360,411)
Other income	10,547	27,763	10,547	--

Total other income (expense)	(1,930,972)	(928,155)	(758,770)	(360,411)

Loss before provision for income taxes	(2,455,909)	(1,866,924)	(739,235)	(747,983)
Provision for income taxes	--	--	--	--
Net loss	(2,455,909)	(1,866,924)	(739,235)	(747,983)
Preferred stock dividends	2,500	150,000	2,500	50,000
Deemed dividend	450,000	--	450,000	--
Net loss attributable to common shareholders	$(2,908,409)	$(2,016,924)	$(1,191,735)	$(797,983)

Loss per share attributable to common shareholders
Basic	$(0.16)	$(0.12)	$(0.07)	$(0.04)
Diluted	$(0.16)	$(0.12)	$(0.07)	$(0.04)
Weighted Average Shares Outstanding
Basic	17,721,546	16,388,648	17,722,655	16,389,738
Diluted	17,721,546	16,388,648	17,722,655	16,389,738

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Nine Months Ended July 31, 2014 and 2013

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,455,909)	$(1,866,924)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of oil and gas property costs	2,219,813	--
Equity compensation expense	(15,980)	236,526
Amortization of debt discount	1,342,084	433,032
Gain on transfer of interest to PIE Holdings	(1,760,392)	--
Depreciation, depletion and accretion	382,148	406,544
Gain on sale of oil and gas properties	(645,323)	--
Changes in operating assets and liabilities:
Accounts receivable	219,987	161,185
Prepaid expense and other current assets	(12,660)	169,611
Accounts payable	(12,753)	315,562
Net cash flows from operating activities	(738,985)	(144,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property costs	(1,926,666)	(390,401)
Proceeds from the sale of Cabeza Creek	50,000	--
Net cash flows from investing activities	(1,876,666)	(390,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on debt	1,500,000	--
Proceeds from preferred stock subscription	500,000	--
Net cash flows from financing activities	2,000,000	--
NET DECREASE IN CASH AND CASH EQUIVALENTS	(615,651)	(534,865)
CASH AND CASH EQUIVALENTS - Beginning of period	1,335,237	1,160,320
CASH AND CASH EQUIVALENTS - End of period	$719,586	$625,455

Supplemental Disclosures
Cash paid for interest	$252,252	$167,240
Cash paid for income taxes	$--	$--

Supplemental non-cash activities:
Oil and gas costs in accounts payable	$858,009	$--
Discount on debt	$1,350,000	$--

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

During the three months ended January 31, 2014, the Company impaired its oil and gas properties by $2,219,813, which is reflected in the consolidated statement of operations. This impairment was the result of the additional costs incurred in the AP Clark Field related to the three wells on which the drilling was commenced in November 2013.

Subsequently, during the three months ended April 30, 2014, the Company recorded income of $1,760,392 in connection with the transfer of some of the Company’s interest in three wells to PIE Holdings, LP on which drilling commenced in November 2013. This income is included in the income statement as an operating expense.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $31,163,719 through July 31, 2014. In addition, at July 31, 2014, the Company had a working capital deficit of $3,620,277, a stockholders’ deficit of $5,585,789 and cash and cash equivalents of $719,586.

The current rate of cash usage raises substantial doubt about the Company’s ability to continue as a going concern, absent the raising of additional capital, restructuring or extending the terms on its current debt and/or additional significant revenue from new oil production. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

2. Asset Retirement Obligation

The following table summarizes the change in the asset retirement obligation (“ARO”) for the periods ended July 31, 2014:

Beginning balance at November 1, 2013	$649,233
Liabilities settled	--
Liabilities incurred through acquisition of assets	--
Liabilities settled through sale of assets	(616,800)
Accretion expense	15,648
Ending balance at July 31, 2014	$48,081

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

3. Contingencies

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of July 31, 2014, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

In June 2014, the Company received notice that it owed to PIE Holdings LP approximately $485,000 for the completion costs related to the three new wells in the AP Clark Field. According to the Joint Operating Agreement the Company has with PIE Holdings, LP, these amounts are required to be paid within seven days of the notification that fracking activities commenced. These amounts have not been paid to date. According to the Joint Operating Agreement, the Company could be forced to give up all or a portion of its interest in these wells for non-payment. The Company has not been notified to date of any actions to be taken for the non-payment of these completion costs.

4. Stockholders’ Equity

Series B Convertible Preferred Stock

In June 2014, the Company designated 2,217,281 shares of preferred stock as non-voting Redeemable Convertible Series B Preferred Stock (“Series B Preferred”) (See Note 6). Each share of Series B Preferred is entitled to a dividend of 3% payable annually through the issuance of additional Series B Preferred. Each share of Series B Preferred may be converted at the option of the holder any time on or prior to May 30, 2017 into shares of the Company’s common stock at a conversion price of $1.00 per share, which is subject to adjustment. The Company has the right to redeem the shares, in whole or in part, any time after May 30, 2017 at $1.00 per share.

Under the terms set forth in the Certificate of Designation, the holders of Series B Preferred stock have the exclusive right, voting separately as a class, to elect one director of the Board (“Series B Director”), who must be reasonably acceptable to the Company. The Series B Director must be appointed by the holders of a majority of the issued and outstanding shares of Series B Preferred Stock. The Series B Director was appointed to the Board in June 2014.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at November 1, 2013	1,046,333	$3.13
Granted	-	-
Exercised	-	-
Cancelled	27,500	$4.50
Outstanding at July 31, 2014	1,018,833	$3.09
Exercisable at July 31, 2014	1,018,833	$3.09

During the nine months ended July 31, 2014 and 2013, the Company recorded stock-based compensation of $(15,980) and $236,526, respectively, as general and administrative expenses. At July 31, 2014, the weighted average remaining life of the stock options is 6.02 years.

Warrants

A summary of the Company’s warrant activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at November 1, 2013	2,057,268	$4.50
Granted	-	-
Exercised	-	-
Expired	2,057,268	$4.50
Outstanding at July 31, 2014	--	--
Exercisable at July 31, 2014	--	--

5. Sale of Cabeza Creek Field

In January 2014, the Company sold its interest in all of the wells in the Cabeza Creek Field for all depths from the surface to 8,500 feet below the surface in exchange for $50,000 and the assumption of all future liabilities associated with the plugging and abandoning of all wells in the Cabeza Creek Field ($616,800).

The following is a summary of the pro forma information for the nine months ended July 31, 2014 and 2013 assuming the sale of the Cabeza Creek field had occurred as of the beginning of each fiscal year presented:

	2014	2013

Oil and gas revenue	$1,062,491	$1,149,001

Expenses
Selling, general and administrative	1,018,271	1,107,685
Depreciation and depletion	366,501	301,620
Accretion	15,648	1,143
Lease operating expense	430,473	447,579
Impairment of oil and gas property interest	2,219,813	--
Oil and gas exploration costs	--	220,000

Total expenses	4,050,706	2,078,027

Loss from operations	(2,988,215)	(929,026)

Other income (expense)	(230,952)	(928,155)

Net loss	$(3,219,167)	$(1,857,181)

6. Subscription Agreement

On June 6, 2014, the Company entered into a subscription agreement with Pacific LNG Operations Ltd., a company incorporated in the British Virgin Islands (“Pacific LNG”), whereby the Company issued to Pacific LNG, in exchange for $2,000,000, a (i) $1,500,000 principal face amount 5% Convertible Debenture (“Debenture”) convertible into shares of Series B Preferred (Note 5) at a conversion price of $1.00 per share, and (ii) $500,000 in exchange for 500,000 shares of Series B Preferred.

The Debenture accrues interest at the rate of 5% per annum, payable semi-annually in arrears, and matures on June 6, 2017. Pacific LNG has the right, at any time prior to June 6, 2015, to convert the outstanding principal and interest, if any, of the Debenture into shares of Series B Preferred at a price of $1.00 per share of Series B Preferred.

Each share of Series B Preferred has a stated value of $1.00 (“Stated Value”) and accrues a dividend of 3% of the Stated Value per annum, which is payable in additional shares of Series B Preferred annually on December 31 in arrears. Each share of Series B Preferred may be converted at any time on or prior to May 30, 2017 into such number of shares of the Company’s common stock equal to the Stated Value divided by $1.00 per share. The Company has the right, at any time after May 30, 2017, to redeem the Series B Preferred at a price of $1.00 per share. Management has evaluated the Series B Preferred and its related terms and determined there are no embedded derivatives.

In connection with the issuance of the Debenture, the Company has reported a beneficial conversion feature for the difference between the conversion price pursuant to the Debenture and the quoted price of the Company’s common stock on the date of the agreement. On the date of the agreement, a discount totaling $1,350,000 was recorded. The unamortized discount which at July 31, 2014 was $1,337,497, will be amortized over the remaining term of the Debenture using the effective interest method. In addition, a deemed dividend totaling $450,000 was recorded in connection with the beneficial conversion feature associated with the conversion features in the Series B Preferred.

7.  Subsequent Events

Amendment to Silver Bullet Notes Payable

In August 2014, the Company and Silver Bullet Property Holdings SDN BHD (“Silver Bullet”) entered into an Amendment and Exchange Agreement (the “August 2014 Amendment”). Pursuant to the August 2014 Amendment, all accrued and unpaid interest through June 30, 2014 on the outstanding notes issued to Silver Bullet, totaling $1,052,407, was exchanged for 1,052,407 shares of the Company’s common stock. In addition, interest accrued on the notes is to be paid quarterly in arrears in shares of the Company’s common stock based upon the average common stock price for the last five trading days of the quarter. The due dates on each of the notes payable to Silver Bullet were extended to December 31, 2015.

Development Agreement with Adwar Drilling Fund III

In August 2014, ApClark, LLC, a wholly-owned subsidiary of the Company, entered into a Participation and Development Agreement with Adwar Drilling Fund III, LP. (“Adwar III”). Pursuant to the agreement, Adwar III has the right to invest up to $7.5 million in contributions to acquire working interests of up to 50% in certain future development wells.

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

Overview

We currently focus our oil and natural gas exploration, exploitation and development operations on projects located in Texas. The higher potential impact projects (“Core Focus Area”) are concentrated in the Spraberry, Wolfberry, Cline, Strawn and Mississippian formations in the Permian Basin (Midland Basin) in W. Texas. We also have interests in (i) conventional reef structures in the Pedregosa Basin in S.W. New Mexico, (ii) conventional structure and stratigraphic formations and unconventional resource formations in Southern Colorado and (iii) Beech Creek Field in Hardin County, Texas (“Non-core Properties”).

As of July 31, 2014, we owned interests in (i) approximately 7,700 gross (3,900 net) acres in the Midland Basin, (ii) approximately 108,715 gross (54,357 net) acres in the Pedregosa Basin, and (iii) approximately 3,300 gross (1,650 net) acres in Colorado.

We have approximately 112,793 gross acres (56,100 net acres) held by production and continuous drilling operations. This includes approximately 3,100 gross acres (1,145 net acres) in Midland Basin and 108,715 gross acres (54,357 net acres) in the Pedregosa Basin. In addition, we own between a 24% and 30%working interest in two wells in the Beech Creek Field, which are operated by Gaither Petroleum Corp. We have no production in Colorado.

We began oil and gas operations in the United States on November 1, 2009, with the purchase of a producing conventional oil and gas field, located in the Gulf Coast region of Texas, from Pioneer Natural Resources. Additionally, we acquired interests in two properties located in the Gulf Coast region of Texas and one property in our Core Focus Area located in West Texas.

The Core Focus Area provides us with the opportunity to grow reserves and cash flow by drilling and developing the properties. The Core Focus Area we currently plan to concentrate on developing is in the AP Clark Field. The three wells that we commenced drilling on in the AP Clark Field in November 2013 were completed and have been producing. During the three months ended July 31, 2014, our portion of the production amounted to approximately 1,000 barrels of oil. These wells came online in the month of May 2014 with our portion of the production averaging approximately 18 barrels of oil per day, which had decreased to approximately 4 barrels of oil per day at July 31, 2014. During August 2014, the wells were shut in for completion and fracking. We are still testing zones on the wells and are waiting for the formations to come back in. We will need to raise additional capital in order to drill any potential future wells.

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

Consolidated Results of Operations for the Nine and Three Months Ended July 31, 2014 Compared to the Nine and Three Months Ended July 31, 2013

Revenue for the nine months ended July 31, 2014 totaled $1,062,491 as compared to $1,303,045 for the nine months ended July 31, 2013. Revenue for the three months ended July 31, 2014 totaled $465,791 as compared to $467,879 for the three months ended July 31, 2013. $154,044 of the $240,554 reduction in the revenue during the nine months ended July 31, 2014 resulted from the sale of the Cabeza Creek Field in January 2014 and the lack of production in that field for several months prior to being sold. The balance of the decrease in revenue comes from lower production from the Beech Creek and older AP Clark wells. Revenue for the three months ended July 31, 2014 remained flat as compared to the three months ended July 31, 2013. We were able to replace the revenue lost as a result of the sale of the Cabeza Creek Field and lower production from the existing wells in the AP Clark Field with the production from the three completed wells in the AP Clark Field drilled in the first quarter of fiscal 2014.

Selling, general and administrative expenses decreased $146,979 from $1,107,685 in the nine months ended July 31, 2013 to $960,706 in the nine months ended July 31, 2014. This decrease is primarily the result of a decrease of $252,507 in the stock based compensation recorded in the nine months ended July 31, 2014 from reduced vesting of previously granted stock options, which was partially offset by additional consulting fees of $63,114 and professional services of $37,423. There were no options granted during the nine months ended July 31, 2014. Selling, general and administrative expenses decreased $91,532 from $336,255 in the three months ended July 31, 2013 to $244,723 in the three months ended July 31, 2014. This decrease is primarily the result of a decrease of $102,488 in the stock based compensation recorded in the three months ended July 31, 2014 from reduced vesting of previously granted stock options, which was partially offset by additional consulting fees of $15,000.

Depreciation, depletion and accretion decreased $24,395 from $406,544 in the nine months ended July 31, 2013 to $382,149 for the nine months ended July 31, 2014. Depreciation, depletion and accretion decreased $75,105 from $146,736 in the three months ended July 31, 2013 to $71,631 for the three months ended July 31, 2014. The decreases are primarily a result of the depletion expense for the costs related to the decrease in production of the older AP Clark Field wells and the loss of production from the sale of the Cabeza Creek Field.

Lease operating expenses decreased by $77,112 from $507,585 in the nine months ended July 31, 2013 to $430,473 in the nine months ended July 31, 2014. Lease operating expenses decreased by $22,558 from $152,460 in the three months ended July 31, 2013 to $129,902 in the three months ended July 31, 2014. The decreases were primarily the result of the costs eliminated as a result of the sale of the Cabeza property in January 2014.

During the nine months ended July 31, 2014, we reported an impairment of our oil and gas properties totaling $2,219,813. These impairment charges resulted from the carrying costs of the AP Clark Field, including the costs of the three new wells exceeding the estimated fair value of the field based on estimated future cash flows. There were no impairments during the three months ended July 31, 2014 or the three and nine months ended July 31, 2013.

The gain on the sale of oil and gas properties of $645,323 in the nine months ended July 31, 2014 was the result of selling our rights in the Cabeza Creek Field. In January 2014, we sold our interest in all of the wells in the Cabeza Creek Field for all depths from the surface to 8,500 feet below the surface in exchange for $50,000 and the assumption by the purchaser of $617,189 in current liabilities and all future liabilities associated with the plugging and abandoning of all wells in the Cabeza Creek Field.

The gain on sale of interest to PIE Holdings of $1,760,392 for the nine months ended July 31, 2014 is the result of the partial transfer of our interest in three wells in the AP Clark Field, ranging from between 38.6% and 50.0%, to PIE Holdings, LP. In connection with these transfers, PIE Holdings paid a purchase price of $20.00 and assumed aggregate obligations of approximately $1.3 million, which related to expense obligations incurred in relation to the wells and related interests.

Interest expense increased by $985,601 from $955,918 in the nine months ended July 31, 2013 to $1,941,519 in the nine months ended July 31, 2014. These increases are primarily related to an $896,549 increase in the amortization of the discount on the amounts due to KP-RAHR Ventures III, LLC, which represents the balance of the discount on the amounts due KP-RAHR Ventures III, LLC using the effective interest method of amortization, amortization totaling $12,503 on the discount of Pacific LNG convertible note, interest of $19,746 on the additional loan made by Silver Bullet in the last half of 2013 and $26,507 from the Pacific LNG convertible debenture.

Interest expense increased by $408,976 from $360,411 in the three months ended July 31, 2013 to $769,387 in the three months ended July 31, 2014. These increases are primarily related to a $385,503 increase in the amortization of the discount on the amounts due to KP-RAHR Ventures III, LLC, which represents the balance of the discount on the amounts due KP-RAHR Ventures III, LLC using the effective interest method of amortization, amortization totaling $12,503 on the discount of Pacific LNG convertible note, interest of $6,654 on the additional loan made by Silver Bullet in the fourth quarter of fiscal 2013 and $2,178 from the Pacific LNG convertible debenture issued during the quarter ended July 31, 2014.

We incurred a net loss for the nine months ended July 31, 2014 of $2,455,909, compared to a net loss of $1,866,924 for the nine months ended July 31, 2013. We incurred a net loss for the three months ended July 31, 2014 of $739,235, compared to a net loss of $747,983 for the three months ended July 31, 2013.

Liquidity and Capital Resources

We had cash and cash equivalents of $719,586 as of July 31, 2014. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, as of July 31, 2014, we had $719,586 in cash and cash equivalents on hand, a working capital deficiency of approximately $3.6 million, a stockholders’ deficit of approximately $5.6 million and an accumulated deficit of approximately $31 million. As such, we currently do not have sufficient cash to engage in any further drilling or exploration activities. In addition, our cash balances are not sufficient to satisfy our anticipated cash requirements for normal operations, or to meet our accounts payable, accrued expenses and obligations regarding our indebtedness or capital expenditures for the foreseeable future.

We have incurred substantial losses since inception and we are not operating at cash flow breakeven. Our cash balance at July 31, 2014 is not sufficient to fully fund our business plan or to satisfy our cash requirements for normal operations, to meet our immediate accounts payable or other obligations regarding our indebtedness or our anticipated development activities over the next twelve months. In view of our capital requirements, current cash resources, nondiscretionary expenses, debt and near term accounts payable and accrued expenses obligations, we may explore all strategic alternatives to maintain our business as a going concern including, but not limited to, a sale of assets of our company, or one or more other transactions that may include a comprehensive financial reorganization of our company.

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

Amendment to Silver Bullet Notes Payable

In August 2014, the Company and Silver Bullet Property Holdings SDN BHD (“Silver Bullet”) entered into an Amendment and Exchange Agreement (the “August 2014 Amendment”). Pursuant to the August 2014 Amendment, all accrued and unpaid interest through June 30, 2014 on the outstanding notes issued to Silver Bullet, totaling $1,052,407, was exchanged for 1,052,407 shares of the Company’s common stock. In addition, interest accrued on the notes is to be paid quarterly in arrears in shares of the Company’s common stock based upon the average common stock price for the last five trading days of the quarter. The due dates on each of the notes payable to Silver Bullet were extended to December 31, 2015.

Development Agreement with Adwar Drilling Fund III

In August 2014, ApClark, LLC, a wholly-owned subsidiary of the Company, entered into a Participation and Development Agreement with Adwar III. Pursuant to the agreement, Adwar has the right to invest up to $7.5 million in contributions to acquire working interests up to 50% in certain future development wells.

Net Cash Used In Operating Activities

Cash used in operating activities for the nine months ended July 31, 2014 was $738,985, compared to $144,464 for the nine months ended July 31, 2013. The increase in cash used in operating activities was primarily a result of a noncash gain on the transfer of interest in oil and gas properties to PIE Holdings of $1,760,392, a non-cash gain of $645,323 on the sale of the Cabeza Creek Field, a $588,985 increase in the net loss, a $328,315 decrease in accounts payable and a $252,506 decrease in equity compensation expense, which was partially offset by a $2,219,813 increase in the impairment costs for oil and gas properties and a $909,052 increase in the amortization of debt discounts.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the nine months ended July 31, 2014 was $1,876,666 compared to $390,401 for the nine months ended July 31, 2013. Investing activities for both periods relate to our oil and gas acquisitions and development activity. The costs for the nine months ended July 31, 2014 represented $1,926,666 paid to drill the three new wells in the AP Clark Field, offset in part by $50,000 of cash received from the sale of Cabeza Creek. There were no acquisitions of additional leaseholds incurred in either period.

Cash Flows From Financing Activities

During the nine months ended July 31, 2014, we obtained additional financing totaling $2 million. On June 6, 2014, we entered into a subscription agreement with Pacific LNG, whereby, in exchange for the $2 million previously received, we issued to Pacific LNG the (i) $1,500,000 Debenture and (ii) 500,000 shares of Series B Preferred Stock. There was no cash provided by financing activities during the nine months ended July 31, 2013.

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

Exploratory Costs

For exploratory wells, drilling costs are temporarily capitalized, or “suspended,” on the balance sheet, pending a determination of whether potentially economic oil and gas reserves have been discovered by the drilling effort to justify completion of the find as a producing well. If exploratory wells encounter potentially economic quantities of oil and gas, the well costs remain capitalized on the balance sheet as long as sufficient progress assessing the reserves and the economic and operating viability of the project is being made. The accounting notion of “sufficient progress” is a judgmental area, but the accounting rules do prohibit continued capitalization of suspended well costs on the mere chance that future market conditions will improve or new technologies will be found that would make the project’s development economically profitable. Often, the ability to move the project into the development phase and record proved reserves is dependent on obtaining permits and government or co-venture approvals, the timing of which is ultimately beyond our control. Exploratory well costs remain suspended as long as we are actively pursuing such approvals and permits, and believe they will be obtained. Once all required approvals and permits have been obtained, the projects are moved into the development phase, and the oil and gas reserves are designated as proved reserves. Once a determination is made the well did not encounter potentially economic oil and gas quantities, the well costs are expensed as a dry hole and reported in exploration expense.

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

Our management, with the participation of our interim president and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of July 31, 2014. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our interim president and chief financial officer concluded that, as of July 31, 2014 our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)

Due to our small size, we did not have sufficient personnel in our accounting and financial reporting functions nor do we have a proper segregation of duties. During the period ended July 31, 2014, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. In addition, we have had an overreliance on consultants involved in our financial statement closing process. As a result we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

b)

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not a party to any material legal proceedings or claims.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

  During the quarter ended July 31, 2014, 3,125 shares of a restricted stock award granted to Richard Hunter vested and were deemed issued.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

On July 9, 2014 but effective as of March 31, 2014, ApClark, LLC (“APC”), Blacksands Petroleum Texas, LLC (“Blacksands Texas”), NRG Assets Management, LLC (“NRG”) and Adwar Drilling Fund II, LP (“Adwar”) (collectively, the “Parties”) amended (“Amendment II”) the Development Agreement, dated September 3, 2013 and amended on January 1, 2014 (the “Development Agreement”). Pursuant to Amendment II, all references to Blacksands Texas in the Development Agreement were deemed to refer to APC. In addition, Adwar’s acquisition was amended to an undivided working interest in and to three (3) development wells: the Livestock Well No. 7-2, the Livestock Well No. 18-2 and the BVR Well No. 5-1 (the “Development Wells”). Also pursuant to Amendment II, the Parties (i) acknowledged the receipt by APC from Adwar of $630,000 under the Development Agreement and (ii) agreed that of such funds, $10,000 shall be designated as “Upfront Monies” paid with respect to the Livestock Well No. 7-2, $10,000 shall be designated as “Upfront Monies” paid with respect to Livestock Well No. 18-2 and $10,000 shall be designated as “Upfront Monies” paid with respect to the BVR Well No. 5-1. The remaining $600,000 of funds shall be credited to Adwar’s earned working interest in the Development Wells as follows: (i) $200,000 shall be credited to Adwar’s earned working interest in the Livestock Well No. 7-2, (ii) $200,000 shall be credited to Adwar’s earned working interest in the Livestock Well No. 18-2 and (iii) $200,000 shall be credited to Adwar’s earned working interest in the BVR Well No. 5-1. The Parties also acknowledged under Amendment II that PIE Operating, LLC, has obtained the exclusive appointment as operator for the Livestock Well No. 7-2, Livestock Well No. 18-2 and BVR Well No. 5-1, effective March 17, 2014.

Item 6. Exhibits.

10.01	Amendment 2 to Development Agreement, dated July 9, 2014, by and among ApClark, LLC, Blacksands Petroleum Texas, LLC, NRG Assets Management, LLCand Adwar Drilling Fund II, LP

10.02	Participation and Development Agreement, dated August 9, 2014, by and between ApClark, LLC and Adwar Drilling Fund III, L.P.

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

___________

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

BLACKSANDS PETROLEUM, INC.

Date: September 15, 2014	By:	/s/ RHONDA ROSEN
	Name:	Rhonda Rosen
	Title:	Interim President (Principal Executive Officer)

Date: September 15, 2014	By:	/s/ DONALD GIANNATTASIO
	Name:	Donald Giannattasio
	Title:	Chief Financial Officer

