Form 10-K
period 2014-10-31
BLACKSANDS PETROLEUM, INC.
filed 2015-02-11
CIK 1308137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended October 31, 2014

Commission File Number 000-51427

BLACKSANDS PETROLEUM, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1740044
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 Bering, Suite 250 Houston, Texas	77057	(713) 554-4491
(Address of principal executive office)	(Zip Code)	(Registrant’s telephone number, Including area code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates as of April 30, 2014, based on the closing sales price of the common stock as quoted on the OTC QB was $32,927,087.10. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

As of February 5, 2015, there were 18,872,832 shares of registrant’s common stock outstanding.

PART I

ITEM 1 - BUSINESS

This Annual Report on Form 10-K (including the section regarding Management’s Discussion and Analysis of Financial Condition and Results of Operations) contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this Annual Report on Form 10-K. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our Management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Factors” below, as well as those discussed elsewhere in this Annual Report. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

This Annual Report on Form 10-K includes the accounts of Blacksands Petroleum, Inc. and its wholly-owned subsidiaries, collectively referred to as “we,” “us” or the “Company.”

Overview and History

We are an oil and natural gas company engaged in the exploration for, and the acquisition, development and production of, oil and natural gas reserves in the U.S. The Company pursues exploration, development and exploitation drilling, complimented with property or corporate acquisitions exhibiting synergy in lands, facilities, production and operating efficiencies. Our operations are conducted through our subsidiaries, including our wholly-owned subsidiaries, Blacksands Petroleum Texas LLC (“BSPE Texas”), NRG Assets Management LLC (“NRG Assets”) and Copano Bay Holdings, LLC (“Copano Bay”) as well as ApClark LLC (“ApClark”) and Access Energy Inc. (“Access,” and collectively, the “Subsidiaries”), of which we own 100% of the voting interests and 19.88%, respectively.

We were incorporated under the laws of the State of Nevada on October 12, 2004 as Lam Liang Corp. In June 2006, we changed our name to Blacksands Petroleum, Inc., which was in line with our new business of oil and gas exploration and development. Access was formed under the laws of Ontario, Canada on August 26, 2005, BSPE Texas was formed under the laws of Texas on November 9, 2009, NRG Assets was formed under the laws of Texas in October 29, 2009, ApClark was formed under the laws of Delaware on July 18, 2012 and Copano Bay was formed under the laws of Nevada on December 14, 2010.

Our Competitive Strengths

We believe that we have the following business strengths that will enable us to achieve our business objectives:

•	We operate one producing field in Texas;

•	We have an outside operating interest in seven additional wells in Texas;

•	We have in-depth experience in acquiring producing properties;

•	We have third party expertise engaged to handle accounting, engineering, land and geotechnical personnel; and

•	We have been actively developing a Permian basin field (our “AP Clark Field”).

Our Operations

West Texas Field (also referred to herein as “AP Clark Field,” “Jo-Mill Field,” “Midland basin,” and “Permian basin”)

On August 10, 2010, we acquired a 25% working interest (18.75% of net revenue interest) in two producing wells for $325,000 and an 18.75% of leasehold working interest (14.0625% of net revenue interest) in 1,257 acres of land located in West Texas for $135,000 from an undisclosed Party (the “Party”).

On November 29, 2010, the Company acquired the leasehold interests and rights in the AP Clark Field from Westerly Exploration, Inc. (“Westerly”) for $260,000. The Company paid Westerly $119,000 as an advance payment towards 70% of the actual third party costs that was required to receive an extension of certain leasehold properties included in the AP Clark Field. The Company and Westerly also agreed to drill the W.D. Everett Well No. 3 located within the AP Clark Field whereby all costs of such drilling operation were borne 30% by Westerly and 70% by the Company.

As of January 15, 2015, we owned interest in approximately 8,703 gross (5,057 net) acres in Borden Co., Texas, with an undivided interest ranging from 25% gross working interest (18.75% net revenue interest) to 85% gross working interest (63.75% net revenue interest). In 2011, we drilled, set casing, perforated and fracture stimulated two vertical wells in Borden Co., Texas, the Westerly Everett #3 and the Beaver Valley Ranch #6-1. During 2012, we drilled, set casing, perforated and fracture stimulated two vertical wells in Borden Co., Texas, the Livestock 7-1 and Livestock 18-1 wells. All four wells are currently producing and are operated by NRG Assets.

BSPE Texas participated in and NRG Assets operated the Everett #3 for a 70% gross working interest. The well was drilled to 9,140’ true vertical depth (“TVD”) tested the lower Spraberry, Wolfcamp, Strawn and Mississippian formation. The well was completed and fracture stimulated in the Mississippian and subsequently perforated and fracture stimulated in the lower Spraberry and Wolfcamp using a 4-stage fracture stimulation design. The well is currently producing five (5) barrels of oil per day and has produced 10,700 barrels of oil since March 2011.

BSPE Texas participated and NRG Assets operated the Beaver Valley Ranch 6-1 Well for a 60% gross working interest. The well was drilled to a 7,950’ TVD tested the Wolfcamp, lower Spraberry and Jo-Mill formation. The well was completed and fracture stimulated in the Wolfcamp, lower Spraberry and Jo-Mill formations using a 6-stage fracture stimulation design. The well is currently producing eleven (11) barrels of oil a day and has produced 16,800 barrels of oil since November 2011.

Our share of the costs to drill these two wells totaled $2,508,764.

BSPE Texas participated and NRG Assets operated the Livestock 7-1 Well for a 62.8% gross working interest. The well was drilled to a 8,224’ TVD tested the Cline, Wolfcamp, lower Spraberry and JO-Mill formation. The well was completed and fracture stimulated in the Wolfcamp, Dean, lower Spraberry and Jo-Mill formations using a 4-stage fracture stimulation design. The well is currently producing sixteen (16) barrels of oil a day and has produced 19,900 barrels of oil since November 2012.

BSPE Texas participated and NRG Assets operated the Livestock 18-1 Well for a 65.65% gross working interest. The well was drilled to a 8,260’ TVD tested the Cline, Wolfcamp, lower Spraberry and JO-Mill formation. The well was completed and fracture stimulated in the Cline, Wolfcamp, Dean, lower Spraberry and Jo-Mill formations using a 5-stage fracture stimulation design. The well is currently producing five (5) barrels of oil a day and has produced 8,400 barrels of oil since October 2012. Our share of the costs to drill these two wells totaled $2,499,234.

During the fiscal year 2014, the Company participated in the drilling of three wells, the Livestock 7-2, Livestock 18-2 and the BVR 5-1 for a total cost of $1,015,980, $1,024,117 and $1,009,284, respectively. The Company owned 100% of the working interest in the wells during the drilling operations. The Company reported an impairment of $2,219,813 of these costs during the quarter ended January 31, 2014. Subsequent to the drilling of these wells, the Company transferred approximately 59% in working interests to third parties and recorded a gain of $1,639,394. The Company has a working interest in these well of 41.46%. These wells began production in June 2014.

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

On March 17, 2014, ApClark entered into a Partial Assignment of Oil, Gas and Mineral Leases and Bill of Sale of Wells (“PIE Assignment I”) with PIE Holdings, LP (“PIE Holdings”) whereby ApClark sold working interests in wells and related oil, gas and mineral leasehold interests as follows:

Well	Assigned Leasehold Interest(%)	Assigned Net Revenue Interest(%)
Beaver Valley Ranch Well No. 5-1	25.00	18.75
Livestock Well No. 7-2	13.60	10.20
Livestock Well No. 18-2	16.45	12.3375

Pursuant to PIE Assignment I, PIE Holdings paid ApClark a purchase price of $10.00 and assumed obligations of $560,805.91, which related to expense obligations incurred in relation to the wells and related interests. In conjunction with PIE Assignment I, ApClark and PIE Holdings amended an Operating Agreement dated August 1, 2007, by and between Westerly, and Lucas Energy, Inc., as previously amended (the “Operating Agreement”) to which ApClark and PIE Holdings are successors in interest. The amended Operating Agreement provided that PIE Operating, LLC replace the operator of record, NRG Assets, with respect to certain wells and related leases.

ApClark and PIE Holdings entered into an additional Partial Assignment of Oil, Gas and Mineral Leases and Bill of Sale of Wells (“PIE Assignment II”) on March 28, 2014, pursuant to which ApClark sold additional working interests in wells and related oil, gas and mineral leasehold interests as follows:

Well	Assigned Leasehold Interest (%)	Assigned Net Revenue Interest(%)
Beaver Valley Ranch Well No. 5-1	25.00	18.75
Livestock Well No. 7-2	25.00	18.75
Livestock Well No. 18-2	25.00	18.75

Pursuant to PIE Assignment II, PIE Holdings paid ApClark a purchase price of $10.00 and assumed obligations equal to $755,302.05, which related to expense obligations incurred in relation to the wells and related interests.

On March 31, 2014, ApClark and PIE Holdings further amended the Operating Agreement to reflect the current working interests and associated net revenue interests in wells and leasehold interests covered by the Operating Agreement. As a result of PIE Assignment I and II, ApClark and PIE Holdings each hold a 50% working interest and 37.5% net revenue interest in the wells and oil, gas and mineral leasehold interests described above.

Our ability to secure liquidity in the form of additional financing or otherwise remains crucial for the execution of our business plans and our ability to continue as a going concern. Our current cash balance, together with cash anticipated to be provided by operations, will not be sufficient to satisfy our anticipated cash requirements for normal operations, accounts payable, accrued expenses, interest expense and capital expenditures for the foreseeable future. Obligations that may exert further pressure on our liquidity situation include: (i) the obligation to repay principal and interest on approximately $3.2 million of secured notes due to Silver Bullet Property Holdings SDN BHD (“Silver Bullet”) during 2015; (ii) the obligation to repay equity interests of approximately $2.6 million, as of October 31, 2014, to KP-RAHR Ventures III, LLC (“KP Ventures”); and (iii) approximately $2.3 million of accrued expenses and $129,000 of accounts payable owed as of October 31, 2014. We may determine that it is in our best interests to seek relief through a pre-packaged, pre-negotiated or other type of filing under Chapter 11 of the U.S. Bankruptcy Code.

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

Hydraulic fracturing is the process required to stimulate oil and natural gas flow from hydrocarbon bearing formations into the well bore. As part of the fracturing process, companies typically inject water and sand or other items into rock formations to create “fractures” or conduits through which the oil and natural gas can flow into the wellbore. The selection of individual ingredients to use in the fracturing process involves complex technical decisions, including an assessment and analysis of the scientific data regarding the petrophysics and the geology of the specific formations to be fracture stimulated and an understanding and assessment of the pressures and fracturing efficiency of the various materials that may be used in the process for each specific geological formation. Decisions on whether to employ fracturing techniques, the individual ingredients to use, and how to conduct the fracturing activities are a part of the Company’s day-to-day, ordinary business operations.

Registration in Canada and Listing on the Canadian Securities Exchange

On January 19, 2015, we filed a non-offering preliminary prospectus (the “Canadian Prospectus”) with the securities regulatory authorities in British Columbia, Canada, to enable us to become a reporting issuer under applicable securities legislation in British Columbia. As no securities are being offered through the Canadian Prospectus, no proceeds will be raised and all expenses in connection with the preparation and filing of the Canadian Prospectus will be paid by the Company. The Company intends to submit an application to list its shares of common stock on the Canadian Securities Exchange (the “CSE”). Listing will be subject to the Company fulfilling all of the requirements of the CSE, including meeting all minimum listing requirements.

J.E. Pettus Gas Unit (known as “Cabeza Creek Field”)

In November 2009, we purchased, for approximately $430,000 including legal and other costs, through BSPE Texas, the J.E. Pettus Gas Unit located in Goliad County, Texas (the “Gas Unit”), previously owned by Pioneer Natural Resources USA, Inc. The Gas Unit included five active gas wells and 20 non-producing gas wells located on approximately 3,700 acres in Goliad County, Texas. The interest acquired by BSPE Texas is 100% with all rights, title and interest from the surface to 8,500 feet below the surface and 10.67% below 8,500 feet. The other interest owners with rights below 8,500 feet beneath the surface are: XTO Energy Inc. with a 35% interest, ConocoPhillips Company with a 45.67% interest, and Anadarko Petroleum Corp. with an 8.66% interest. The gas and oil production is from conventional Gulf Coast sand-stone formations.

In January 2014, we sold our interest in all the wells in the Cabeza Creek Field for all depths from the ground to 8,500 feet below the surface in exchange for $50,000 and the assumption by the buyer of all outstanding and future liabilities related to the Cabeza Creek Field. The gain realized by the Company on the sale of its Cabeza Creek Field interest was $645,323.

Beech Creek Field

On April 5, 2010, we purchased different working interests in the Beech Creek Wells No. 1 and No. A-2 located in Hardin County, Texas for $740,798 in cash. These property interests were previously owned by a group of five different working interest owners. The two oil wells each included held by production 44 acres for a total of 88 acres. A 30.0587% working interest was acquired in the Beech Creek Well No. 1. A 24.4337% working interest was acquired in the Beech Creek Well No. A-2. The wells, which are currently producing, are not operated by us or any of our affiliates and the Company’s interest is for sale.

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

Del Norte

On September 9, 2010, we acquired a 50% undivided leasehold working interest in and to approximately 3,200 acres of land located in Rio Grande County in Colorado from Dan A. Hughes Company (“Hughes”) for an initial acquisition cost of $200,000. The property has no production and was accounted for as an acquisition of unproved property. Pursuant to the agreement, we have the option to participate in the drilling of a test well. If we participate in the drilling of this test well, all costs associated with the well will be borne equally. As a result of this acquisition, we recorded $200,000 in unproved properties. In August 2012, leases covering approximately 1,240 of these acres expired. As a result, we reported an impairment charge of $77,703 for the expired leases for the year ended October 31, 2012. The Company continues to focus its resources on developing the AP Clark Field and, as such, does not currently have sufficient capital for the development of the Del Norte prospect. Accordingly, an impairment charge totaling $138,381 was recorded during the year ended October 31, 2013.

Pedregosa Basin Field

On June 18, 2010, BSPE Texas acquired a 50% undivided leasehold working interest (with a contributing 40% net revenue interest) in and to approximately 147,262 acres (73,631 net acres) of land, located in the Pedregosa Basin (SW New Mexico) from Hughes for an initial acquisition cost of $1.5 million.

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

In May 2011, the first test well, the Hughes #1 Big Hatchet North Unit 14 State, was drilled to a depth of 5,630’ TVD in the north area of the Pedregosa Project to test the Percha Shale. Pursuant to an agreement, the Company is obligated to carry the drilling costs for a test well up to $1.2 million. Costs in excess of $1.2 million are to be split based upon the parties working interest. The Company incurred $1,665,142 in capitalized exploration costs. During the quarter ended October 31, 2011, the Company determined that there were not economically feasible hydrocarbons at the test well site and expensed the costs of the well as exploration costs. The Company determined that it owed an additional $952,320 in 2012 and $171,790 in 2013 for the drilling of this test well based on cost over runs reported to the Company by the operator of the well. This amount is reported in the statement of operations as exploration costs. The well was logged, plugged and abandoned.

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

Hazardous Substances

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the “Superfund” law, imposes liability, without regard to fault or the legality of the original conduct, on certain classes of persons that are considered to have contributed to the release of a “hazardous substance” into the environment. Despite the “petroleum exclusion” of Section 101(14) of CERCLA, which currently encompasses crude oil and natural gas, we may nonetheless handle hazardous substances within the meaning of CERCLA, or similar state statutes, in the course of our ordinary operations and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which these hazardous substances have been released into the environment. These persons include the owner or operator of the disposal site or the site where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances at the site where the release occurred. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment and for damages to natural resources, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. We are able to control directly the operation of only those wells with respect to which we act as operator. Notwithstanding our lack of direct control over wells operated by others, the failure of an operator other than us to comply with applicable environmental regulations may, in certain circumstances, be attributed to us. We are not aware of any liabilities for which we may be held responsible that would materially and adversely affect us.

Waste Handling

The Resource Conservation and Recovery Act (“RCRA”) and analogous state laws impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid wastes. RCRA specifically excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of crude oil, natural gas or geothermal energy from regulation as hazardous wastes. However, these wastes may be regulated by the U.S. Environmental Protection Agency (the “EPA”) or state agencies as solid wastes. Moreover, many ordinary industrial wastes, such as paint wastes, waste solvents, laboratory wastes and waste compressor oils may be regulated as hazardous wastes if such wastes have hazardous characteristics. Although the costs of managing hazardous waste may be significant, we do not believe that our costs in this regard are materially more burdensome than those for similarly situated companies.

Water Regulation

The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws and regulations impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. Pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water from our operations and may be required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of significant quantities of oil, including refined petroleum products. We maintain all required discharge permits necessary to conduct our operations, and we believe we are in substantial compliance with their terms. Federal and state regulatory agencies can impose administrative, civil and criminal penalties for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. In addition, the United States Oil Pollution Act of 1990 (“OPA”) and similar legislation enacted in Texas, Louisiana and other coastal states impose oil spill prevention and control requirements and significantly expand liability for damages resulting from oil spills. OPA imposes strict and, with limited exceptions, joint and several liabilities upon each responsible party for oil spill response and removal costs and a variety of public and private damages.

Air Emissions

The Clean Air Act and comparable state laws and regulations impose restrictions on emissions of air pollutants from various industrial sources, including compressor stations and natural gas processing facilities, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limits or utilize specific emission control technologies to limit emissions. For example, in August 2012, the EPA adopted new rules that impose additional air emission control standards on well completion activities and certain production equipment, such as glycol dehydrators and storage vessels. Some of these new rules, such as a requirement for flaring of gas not sent to a gathering line, became effective in October 2012, but the most significant new rule, requiring the use of “green completions” emission control technology to reduce air emissions during well completions, became effective January 1, 2015. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations and potentially criminal enforcement actions. Capital expenditures for air pollution equipment may be required in connection with maintaining or obtaining operating permits and approvals relating to air emissions at facilities owned or operated by us. However, we believe our operations will not be materially adversely affected by any such requirements, and the requirements are not expected to be any more burdensome to us than to other similarly situated companies involved in oil and natural gas exploration and production activities.

Global Warming and Climate Change

In December 2009, the EPA determined that emissions of carbon dioxide, methane and other “greenhouse gases” present an endangerment to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Based on these findings, the EPA adopted rules regulating greenhouse gas emissions under the Clean Air Act, including emissions of greenhouse gases from certain large stationary sources, effective January 2, 2011. The EPA’s rules relating to emissions of greenhouse gases from large stationary sources of emissions are currently subject to a number of legal challenges, but the federal courts have thus far declined to issue any injunctions to prevent the EPA from implementing, or requiring state environmental agencies to implement, the rules. The EPA has also adopted rules requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States, including certain onshore oil and natural gas production facilities, on an annual basis. We believe that we are in compliance with all greenhouse gas emissions reporting requirements applicable to our operations.

In addition, from time to time Congress has considered adopting legislation to reduce emissions of greenhouse gases and almost one-half of the states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs work by requiring major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries and gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year in an effort to achieve the overall greenhouse gas emission reduction goal.

The adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could require us to incur increased operating costs, such as costs to purchase and operate emission control systems, to acquire emission allowances or comply with new regulatory or reporting requirements. Any such legislation or regulatory programs could also increase the cost of consuming, and thereby reduce demand for, the oil and natural gas we produce. Consequently, legislation and regulatory programs to reduce emissions of greenhouse gases could have an adverse effect on our business, financial condition and results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events. If any such effects were to occur, they could have an adverse effect on our financial condition and results of operations.

Hydraulic Fracturing

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We commonly use hydraulic fracturing as part of our operations. Hydraulic fracturing typically is regulated by state oil and natural gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, chemical disclosure and well construction requirements on hydraulic fracturing activities. We believe that we follow applicable standard industry practices and legal requirements for groundwater protection in our hydraulic fracturing activities. Nonetheless, if new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on water resources. The EPA’s study includes 18 separate research projects addressing topics such as water acquisitions, chemical mixing, well injection, flowback and produced water, and wastewater treatment and waste disposal. The EPA was rescheduled to release its study report in late 2014 and now is expected to release the report sometime this year. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These ongoing or proposed studies, depending on their degree of pursuit and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms.

To our knowledge, there have been no citations, suits or contamination of potable drinking water arising from our hydraulic fracturing operations. We do not have insurance policies in effect that are intended to provide coverage for losses solely related to hydraulic fracturing operations; however, we believe our general liability and excess liability insurance policies would cover third-party claims related to hydraulic fracturing operations and associated legal expenses in accordance with, and subject to, the terms of such policies.

Employees

As of February 5, 2015, the Company has one employee, its Chief Financial Officer, and three consultants, of which one is the Company’s interim President and two special advisors that work on the oil and gas ventures. We believe our relationship with our employee is good. Our employee is not represented by labor unions and we are not a party to any collective bargaining agreement.

ITEM 1A - RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

We will need to secure additional funds and if we are unable to secure adequate funds on terms acceptable to us, we will be unable to support our business requirements, build our business or continue as a going concern.

The Company had cash and cash equivalents of $678,940 as of October 31, 2014 and $1,335,237 as of October 31, 2013. Although we currently have sufficient cash to maintain the production of the new wells, we may not have sufficient cash to engage in any further drilling or exploration activities. In addition, our cash balances are not sufficient to satisfy our anticipated cash requirements for accrued expenses and obligations regarding our indebtedness or capital expenditures for the foreseeable future.

We have incurred substantial losses since inception and our cash balance at year end is not sufficient to fully fund our business plan or to meet our other obligations regarding our indebtedness or our anticipated development activities over the next twelve months. In view of our capital requirements, current cash resources, nondiscretionary expenses, debt and near term accounts payable and accrued expenses obligations, we may explore all strategic alternatives to maintain our business as a going concern including, but not limited to, a sale of assets of our Company, or one or more other transactions that may include a comprehensive financial reorganization of our Company.

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

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition. However, there is no assurance that we will be able to obtain sufficient funds on terms acceptable to us or at all. If adequate additional funding is not available, we may be forced to limit our activities.

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

We have a history of losses, which may continue and may negatively impact our ability to achieve our business objectives.

We incurred net losses of $6,216,251 for the year ended October 31, 2014 and $8,393,974 for the year ended October 31, 2013. In addition, at October 31, 2014, we had an accumulated deficit of $34,924,061. We cannot assure you that we can achieve or sustain profitability on a quarterly or annual basis in the future. Our operations are subject to the risks and competition inherent in early stage oil and gas exploration companies. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether production from our operating wells continues at their current rates. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

Our independent registered public accounting firm’s report on our financial statements questions our ability to continue as a going concern.

Our independent registered public accounting firm’s report on our financial statement as of October 31, 2014 expresses doubt about our ability to continue as a going concern. Their report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern due to a working capital deficit of $1,149,885 and an accumulated deficit of $34,924,061 through October 31, 2014.

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

We are not the operator and have limited influence over the operations of our oil and natural gas properties.

We partnered with PIE Holdings and other working interest owners for a percentage of our revenue and drilling activity pursuant to certain agreements. As a result, we cannot entirely control the pace of exploration or development, major decisions affecting the drilling of wells or the plan for development and production at non-operated properties. The operator’s influence over these matters can affect the pace at which we incur capital expenditures. Additionally, we depend on the operators at non-operated properties to provide us with reliable accounting information. We also depend on operators and joint operators to maintain the financial resources to fund their share of all abandonment and reclamation costs.

We may not be able to control operations of the wells we acquire.

We may not be able to acquire the operations for properties that we invest in. As a result, we may have limited ability to exercise influence over the operations for these properties or their associated costs. Our dependence on another operator and other working interest owners for these projects and our limited ability to influence operations and associated costs could prevent the realization of our targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploitation activities on properties operated by others depend upon a number of factors that will be largely outside of our control, including:

•	the timing and amount of capital expenditures;

•	the availability of suitable drilling rigs, drilling equipment, production and transportation infrastructure and qualified operating personnel;

•	the operator’s expertise and financial resources;

•	approval of other participants in drilling wells; and

•	selection of technology.

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

Our future success depends upon our ability to acquire and develop oil and gas reserves that are economically recoverable. Our proved reserves will generally decline as reserves are depleted, except to the extent that we can replace those reserves by exploration and development activities or acquisition of properties containing proved reserves, or both. In order to increase reserves and production, we must undertake development, exploration, drilling and recompletion programs or other replacement activities. Our current strategy includes increasing our reserve base through development, exploitation, exploration and acquisition. There can be no assurance that our planned development and exploration projects or acquisition activities will result in significant additional reserves or that we will have continuing success drilling productive wells at economical values in terms of their finding and development costs. Furthermore, finding costs for additional reserves have increased during the last few years. It is possible that product prices will decline while the Company is in the middle of executing its plans and while costs of drilling remain high. There can be no assurance that we will replace reserves or replace our reserves economically.

Our future drilling activities may not be successful.

Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by us will be productive or that we will recover all or any portion of our investment. Drilling for oil and gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating and other costs. The cost of drilling, completing and operating wells is often uncertain, and the cost associated with these activities has risen significantly during the past year. Our drilling operations may be curtailed, delayed or cancelled as a result of numerous factors, many of which are beyond our control, including economic conditions, mechanical problems, title problems, weather conditions, governmental requirements and shortages or delays in the delivery of equipment and services. Our future drilling activities may not be successful and, if unsuccessful, such failure may have a material adverse effect on our future results of operations and financial condition.

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

A substantial decline in oil and natural gas prices for a prolonged period of time would have a material adverse effect on the Company.

The Company’s financial position, results of operations, access to capital and the quantities of oil and natural gas that may be economically produced would be negatively impacted if oil and natural gas prices decrease significantly for an extended period of time. The ways in which such price decreases could have a material negative effect include:

•	cash flow would be reduced, decreasing funds available for capital expenditures employed to replace reserves and maintain or increase production;

•	future undiscounted and discounted net cash flows from producing properties would decrease, possibly resulting in impairment expense that may be significant;

•	certain reserves may no longer be economic to produce, leading to lower proved reserves, production and cash flow; and

•	access to sources of capital, such as equity or long-term debt markets, could be severely limited or unavailable

Should the current decline in oil prices continue it is unlikely that our future oil and natural gas operating cash flows will be sufficient to fund the capital expenditure levels necessary to maintain current production and reserve levels over the long term and our results of operations as well as the Company over-all would be adversely affected.

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

Certain U.S. federal income tax deductions currently available with respect to oil and natural gas exploration and production may be eliminated as a result of future legislation.

Recently, there has been significant discussion among members of Congress regarding potential legislation that, if enacted into law, would eliminate certain key U.S. federal income tax incentives currently available to oil and natural gas exploration and production companies. These changes include, among other proposals:

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

The producing life of the Company’s wells is uncertain, and production will decline.

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

The Company, through its Subsidiaries, currently focuses on the conventional oil and gas industry. BSPE Texas currently owns a single property and has an interest in several additional properties. ApClark currently has an interest in certain wells located in the AP Clark Field. Larger companies have the ability to manage their risk by diversification. However, we lack diversification, in terms of both the nature and geographic scope of our business. As a result, we will likely be impacted more acutely by factors affecting our industry or the regions in which we operate than we would if our business were more diversified, enhancing our risk profile. If we cannot diversify our operations, our financial condition and results of operations could deteriorate. The Company has a limited number of revenue generating properties. This revenue generating property historical revenue is derived from natural gas and oil. Therefore, the price we receive for our oil and natural gas production heavily influences our revenue, profitability, access to capital and future rate of growth.

Our business may suffer if we do not attract and retain talented personnel.

Our success will depend in large measure on the abilities, expertise, judgment, discretion, integrity and good faith of our management and other personnel in conducting our intended business. We presently have a small management team, which we intend to expand in conjunction with our planned operations and growth. The loss of a key individual, or our inability to attract suitably qualified staff could materially adversely impact our business.

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

To develop our business, it will be necessary for us to establish business relationships, which may take the form of joint ventures with private parties and contractual arrangements with other unconventional oil companies, including those that supply equipment and other resources that we expect to use in our business. We may not be able to establish these relationships, or if established, we may not be able to maintain them. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to in order to fulfill our obligations to these partners or maintain our relationships. If our strategic relationships are not established or maintained, our business prospects may be limited, which could diminish our ability to conduct our operations.

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

Hydraulic fracturing, the process used for releasing oil and natural gas from shale rock, is facing increased scrutiny and could be the subject of further regulation that could impact the timing and cost of development.

Hydraulic fracturing is an important and common practice that is used to stimulate production of gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production. We commonly use hydraulic fracturing as part of our operations. Hydraulic fracturing typically is regulated by state oil and gas commissions, but the EPA has asserted federal regulatory authority pursuant to the Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, chemical disclosure and well construction requirements on hydraulic fracturing activities. If new or more stringent federal, state or local legal restrictions relating to the hydraulic fracturing process are adopted in areas where we operate, we could incur potentially significant added costs to comply with such requirements, experience delays or curtailment in the pursuit of exploration, development or production activities, and perhaps even be precluded from drilling wells.

On August 16, 2012, the EPA adopted final regulations under the Clean Air Act that, among other things, require additional emission controls for gas production, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds (“VOCs”) and a separate set of emission standards to address hazardous air pollutants frequently associated with such production activities. The final regulations require the reduction of VOC emissions from gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015. For well completion operations occurring at such well sites before January 1, 2015, the final regulations allowed operators to capture and direct flowback emissions to completion combustion devices, such as flares, in lieu of performing green completions. These regulations also establish specific new requirements regarding emissions from dehydrators, storage tanks and other production equipment. Compliance with these requirements could increase our costs of development and production.

In addition, certain governmental reviews are either underway or being proposed that focus on environmental aspects of hydraulic fracturing practices. The EPA has commenced a study of the potential environmental effects of hydraulic fracturing on water resources. The EPA’s study includes 18 separate research projects addressing topics such as water acquisition, chemical mixing, well injection, flowback and produced water, and wastewater treatment and disposal. The EPA did not meet its scheduled release date in late 2014 for the study report, and the report is expected to be released this year. Other governmental agencies, including the U.S. Department of Energy and the U.S. Department of the Interior, are evaluating various other aspects of hydraulic fracturing. These efforts could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act or other regulatory mechanisms, ultimately make it more difficult or costly for us to perform hydraulic fracturing and increase our costs of compliance and doing business.

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

Members of management have other business interests, and they may not be able to devote a sufficient amount of time to our business operation, which may cause our business to fail.

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

Our directors are involved or affiliated with other oil and gas exploration companies, and they may have conflicts of interest with us.

Messrs. Harold Hodgson, Rick Wilson and Conrad Kerr are involved or affiliated with one or more other oil and gas resource exploration companies. As a result of their relationships, one or all of them may have or may develop a conflict of interest with us.

Competition in obtaining rights to acquire and develop conventional and unconventional oil and gas reserves and to market our production may impair our business.

The conventional and unconventional oil and gas industry is highly competitive. Other conventional and unconventional oil and gas companies may seek to acquire property leases and other properties and services we will need to operate our business in the areas in which we expect to operate. This competition became increasingly intense as the price of oil on the commodities markets rose in recent years. A number of other companies have entered or have indicated they are planning to enter the oil sands business and begin production of bitumen and synthetic crude oil or expand their existing operations, although the impact on their plans in the current global economic climate including the current reduced price of oil is not yet known. It is difficult to assess the number, level of production and ultimate timing of all of the potential new producers or where existing production levels may increase.

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

The oil and gas industry competes with other industries in the supply of energy, fuel and related products to consumers. A number of other ventures have announced plans to enter the conventional and unconventional oil and gas development business or expand existing operations (although the impact on their plans in the current global economic climate is uncertain). Development of new projects or expansion of existing operations could materially increase the supply of synthetic crude oil in the marketplace. Depending upon the levels of future demand, increased supplies could negatively impact the prices obtained for oil.

Our success depends on the ability of our management, employees and partners to interpret market and geological data correctly, and to interpret and respond to economic, market and other conditions in order to locate and adopt appropriate investment opportunities, monitor such investments, and ultimately, if required, to successfully divest such investments. Our future success also depends on our ability to identify, attract, hire, train, retain and motivate other highly skilled technical, managerial, and marketing personnel. Competition for such personnel is intense, and there can be no assurance that we will be able to successfully attract, integrate or retain sufficiently qualified personnel.

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

Prices and markets for oil and gas are unpredictable and tend to fluctuate significantly, which reduce profitability, growth and the value of our business and could affect our results of operations and financial condition.

Our revenues and earnings, if any, are highly sensitive to the price of oil and gas. Prices for oil and gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include, without limitation, weather conditions, the condition of the U.S. and global economies, the actions of the Organization of Petroleum Exporting Countries, governmental regulations, political stability in the Middle East and elsewhere, war, or the threat of war, in oil producing regions, the foreign supply of oil, the price of foreign imports and the availability of alternate fuel sources. Significant changes in long-term price outlooks for crude oil and natural gas could have a material adverse effect on us.

All of these factors are beyond our control and can result in a high degree of price volatility not only in crude oil and natural gas prices, but also fluctuating price differentials between heavy and light grades of crude oil, which can impact prices for our crude oil and bitumen. Oil and natural gas prices have fluctuated widely in recent years, and we expect continued volatility and uncertainty in crude oil and natural gas prices. A prolonged period of low crude oil and natural gas prices could affect the value of our crude oil and gas properties and the level of spending on growth projects, and could result in curtailment of production on some properties. Accordingly, low crude oil prices in particular could have an adverse impact on our financial condition and liquidity and results of operations. Moreover, a decline in oil or natural gas prices, particularly a substantial or extended decline, may have a material adverse effect on our operations, financial condition, cash flows, borrowing ability, reserves, and the amount of capital that we are able to allocate for financial commitments as well as the development of oil and natural gas reserves and future growth.

Existing environmental regulations impose substantial operating costs, which could adversely affect our business.

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

Permits, leases, licenses and approvals are required from a variety of regulatory authorities at various stages of exploration and development. There can be no assurance that the various government permits, leases, licenses and approvals sought will be granted in respect of our activities or, if granted, will not be cancelled or will be renewed upon expiration. There is no assurance that such permits, leases, licenses and approvals will not contain terms and provisions which may adversely affect our exploration and development activities.

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

We are subject to technology risks in all of our conventional and unconventional oil and gas operations.

We employ commercially proven technologies in all of our conventional and unconventional oil and gas operations. Our intent is to employ these commercially proven technologies in concert but tied together in a fashion that is innovative to the resource with which we are operating. Arranging these technologies as conceptualized may result in unforeseen issues and challenges that may require engineering remediation. There is no assurance that capital and operating cost performance as anticipated from the use of these proven technologies will be realized.

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

There is a limited trading market for the common stock on the OTCQB Market. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. The lack of an active market may also reduce the fair market value of your shares. An inactive market may also impair our ability to raise capital by selling shares of capital stock and may impair our ability to acquire other companies or technologies by using common stock as consideration.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including:

•

dilution caused by our issuance of additional shares of common stock and other forms of equity securities, which we may make in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	quarterly variations in our revenues and operating expenses;

•	changes in the valuation of similarly situated companies, both in our industry and in other industries;

•	changes in analysts’ estimates affecting our Company, our competitors and/or our industry;

•	changes in the accounting methods used in or otherwise affecting our industry;

•	additions and departures of key personnel;

•	announcements of technological innovations or new reserves available;

•	fluctuations in interest rates and the availability of capital in the capital markets; and

•	significant sales of our common stock, including sales by our investors.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

We do not expect to pay dividends on our common stock in the foreseeable future.

We do not intend to declare dividends on our common stock for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. You should not rely on an investment in our Company if you require dividend income from your investment in our Company. The success of your investment will likely depend entirely upon any future appreciation of the market price of our common stock, which is uncertain and unpredictable. There is no guarantee that our common stock will appreciate in value.

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

Stockholders should be aware that, according to Commission Release No. 34-29093, the market for “penny stocks” has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities. The occurrence of these patterns or practices could increase the future volatility of our share price.

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

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

None.

ITEM 2 – PROPERTIES

We maintain our principal executive offices at 800 Bering, Suite 250, Houston, Texas 77057. Our telephone number at that office is (713) 554-4491 and our facsimile number is (713) 583-1617. Our rent is on a month to month basis and approximately $4,000 per month.

Reserve Estimation Procedures and Audits

The information included in this Report about the Company’s proved reserves as of October 31, 2014 and 2013, which were located in the United States, is based on evaluations prepared by the Company’s engineers and audited by Hite & Associates (“Hite” or the “Independent Petroleum Engineers”). The Company has no oil and gas reserves from non-traditional sources. Additionally, the Company does not provide optional disclosure of probable or possible reserves.

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

Proved reserves audits. The reserve audits performed by the Independent Petroleum Engineers in the aggregate represented 100% of the Company’s 2014 and 2013 proved reserves.

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

George Hite, Texas Board of Professional Engineers Registration number 57184, was primarily responsible for auditing the Company’s reserves estimates for Hite & Associates Inc. at October 31, 2014 and 2013. Mr. Hite has been a practicing consulting petroleum engineer and has over 49 years of practical experience in petroleum engineering, including the estimation and evaluation of proved reserves. He graduated with a Bachelor of Science degree in Mechanical Engineering in 1964 and meets or exceeds the education, training and experience requirements set forth in the “Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information” promulgated by the board of directors of the SPE.

The process for preparation of our oil and gas reserves estimates is completed in accordance with our prescribed internal control procedures, which include verification of data provided for the report and review of the independent third party reserves report. The technical employee responsible for overseeing the process for preparation of the reserves estimates is Eric Urban, Special Advisor to Blacksands Petroleum, Inc. Mr. Urban has ten (10) years’ experience in the oil and gas exploration industry and has assisted in overseeing the preparation of the reserve estimates for the past five years. He is the sole person in the Company that reviews and approves the reserve estimates.

Technologies used in reserves estimates. The Company uses reliable technologies to establish additions to reserve estimates, including seismic data and interpretation, wireline formation tests, geophysical logs and core data.

Description of Properties

Net Reserves of Crude Oil and Natural Gas at October 31,

	2014	2013
Proved developed oil reserves (MBbls)	28.84	58.36
Proved developed gas reserves (Mcf)	17.40	195.56
Proved undeveloped oil reserves (MBbls)	--	--
Proved undeveloped gas reserves (Mcf)	--	--
Total proved oil reserves (MBbls)	28.84	58.36
Proved gas reserves (Mcf)	17.40	195.56

Developed and Undeveloped Acreage

	Developed Acreage		Undeveloped Acreage
Geographic Area:	Gross	Net	Gross	Net
Year ended October 31, 2014
Cabeza Creek	--	--	--	--
Beech Creek	88	24	--	--
AP Clark	400	127	8,300	4,923

Year ended October 31, 2013
Cabeza Creek	3,689	3,689	--	--
Beech Creek	88	24	--	--
AP Clark	400	127	8,300	4,923

The following table summarizes our oil and gas production revenue and costs, our productive wells and acreage, undeveloped acreage and drilling activities for each of the last two (2) years ended October 31.

	2014	2013
Production
Net oil production (Bbls)	11,108	16,139
Net gas production (Mcf)	19,396	18,145
Total production (Mboe) (1)	14,341	19,163
Average sales price per Bbl of oil	$90.48	$91.85
Average sales price per Mcf of gas	$4.49	$4.06
Average sales price per Boe	$85.68	$82.15
Average production cost per Mboe	$29.97	$39.44

(1)	Oil and gas were combined by converting gas to a Boe equivalent on the basis of 6 Mcf of gas to 1 Bbl of oil.

The following tables summarize the Company’s United States development and exploration/extension drilling activities during 2014:

	Development Drilling
	Beginning Wells In Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Ending Wells In Progress
Cabeza Creek	--	--	--	--	--
Beech Creek	--	--	--	--	--
AP Clark	1	2	3	--	--

Total United States	1	2	3	--	--

Exploration/Extension Drilling
	Beginning Wells In Progress	Wells Spud	Successful Wells	Unsuccessful Wells	Sold Wells	Ending Wells In Progress
Cabeza Creek	--	--	--	--	--	--
Beech Creek	--	--	--	--	--	--
AP Clark	--	--	--	--	--	--
Pedregosa	--	--	--	--	--	--

Total United States	--	--	--	--	--	--

The following table summarizes the Company’s average daily oil, gas and total production by asset area during 2014:

	Oil (Bbls)	Gas (Mcf)		Total (BOE)
Cabeza Creek	--	--		--
Beech Creek	2	19		5
AP Clark	28	14		30
Pedregosa	--		--	--
Del Norte	--		--	--

Total	30	33		35

The following table summarizes the Company’s costs incurred by geographic area during 2014:

	Property Acquisition Costs		Exploration Costs	Development Costs	Asset Retirement Obligations	Total
	Proved	Unproved
Cabeza Creek	$--	--	--	--	--	--
Beech Creek	--	--	--	74,516	916	75,432
AP Clark	--	--	--	3,607,107	43,041	3,650,148
Pedregosa	--	--	--	--	--	--
Del Norte	--	--	--	--	--	--

Total	$--	--	--	3,681,623	43,957	3,725,580

ITEM 3 - LEGAL PROCEEDINGS

On January 26, 2015, David DeMarco, a former Chief Executive Officer and director of the Company, filed a complaint against the Company in the District Court of Harris County, Texas, alleging that pursuant to a contract for work performed and/or services rendered, Mr. DeMarco is due $151,000 in deferred compensation that accrued during his tenure as Chief Executive Officer of the Company. The Company believes that Mr. DeMarco is currently an officer of an affiliate of PIE Operating  LLC, the operator of five of the Company's wells. Mr. DeMarco is seeking between $200,000 and $1 million in damages. As of the date of this filing, service of process has not been effected.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently quoted on the OTCQB Market under the symbol “BSPE.” Prior to September 23, 2013, our common stock was quoted on the OTC QB under the symbol “BSPE.” For the period from November 1, 2012 through October 31, 2014, the following table sets forth the high and low sale prices of our common stock as reported by NASDAQ.

Period	High	Low
Fiscal Year Ended October 31, 2013:
First Quarter	$1.70	$0.91
Second Quarter	2.65	1.01
Third Quarter	3.50	2.00
Fourth Quarter	2.90	1.01
Fiscal Year Ended October 31, 2014:
First Quarter	$2.02	$0.90
Second Quarter	1.95	1.02
Third Quarter	2.05	1.45
Fourth Quarter	1.80	0.90

On February 5, 2015, the closing sale price of our common stock, as reported by the OTCQB Market, was $0.50 per share. On February 5, 2015, there were 21 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On November 12, 2014, we issued 21,875 shares of common stock to a former director of the Company as compensation for his service.

On December 18, 2014, we issued Silver Bullet an aggregate of 94,758 shares of common stock with 20,183 shares of common stock at a cost base of $1.62 per share and 74,575 shares of common stock at a cost base of $1.31 per share in exchange for interest due on the notes pursuant to the Exchange Agreement.

ITEM 6 – SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements that reflect Management’s current views with respect to future events and financial performance. You can identify these statements by forward-looking words such as “may” “will,” “expect,” “anticipate,” “believe,” “estimate” and “continue,” or similar words. Those statements include statements regarding the intent, belief or current expectations of us and members of its management team as well as the assumptions on which such statements are based. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risk and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements.

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

Overview

We currently focus on oil and natural gas exploration, exploitation and development operations on projects located in Colorado, New Mexico and Texas. The higher potential impact projects (“Core Focus Areas”) are concentrated on (i) Spraberry, Wolfberry, Cline, Strawn and Mississippian formations in the Permian Basin (Midland Basin) in W. Texas. We also have interests in (i) conventional reef structures in the Pedregosa Basin in S.W. New Mexico, (ii) conventional structure and stratigraphic formations and unconventional resource formations in Southern Colorado and (iii) Beech Creek Field in Hardin County, Texas (“Non-core Properties”).

As of October 31, 2014, we owned interests in approximately (i) 7,700 gross (4,000 net) acres in the Midland Basin, (ii) 108,715 gross (54,357 net) acres in the Pedregosa Basin, and (iii) 3,300 gross (1,650 net) acres in Colorado.

We have approximately 112,793 gross acres (56,100 net acres) held by production and continuous drilling operations. This includes approximately 3,100 gross acres (1,150 net acres) in Midland Basin, 108,715 gross acres (54,357 net acres) in the Pedregosa Basin. We also own between a 24% and 30% working interest in two wells in the Beech Creek Field, which are operated by Gaither Petroleum Corp. The Corporation has no production in Colorado.

We began oil and gas operations in the United States on November 1, 2009, with the purchase of a producing conventional oil and gas field, located in the Gulf Coast region of Texas, from Pioneer Natural Resources. Additionally, we acquired interests in two (2) properties located in the Gulf Coast region of Texas and one property in our Core Focus Area located in the Midland Basin in West Texas.

The Core Focus Areas provide us with the opportunity to grow reserves and cash flow by drilling and developing the properties. The Core Focus Areas we currently plan to concentrate on developing are in the AP Clark Field. The three wells that we commenced drilling on in the AP Clark Field in November 2013 were completed and have been producing. During the twelve months ended October 31, 2014, the Corporation’s portion of the production amounted to approximately 697 barrels of oil. These wells came online in the month of May 2014 with the Corporation’s portion of the production averaging approximately 18 barrels of oil per day. During August 2014, the wells were shut in for completion and fracking. The Corporation is still testing zones on the wells and is waiting for the formations to come back in. The Corporation will need to raise additional capital in order to drill any potential future wells.

We continue to pursue avenues to reduce or eliminate our financial exposure on a case by case basis for each project, including joint venture arrangements where others may participate in the well revenue, in exchange for a disproportionate share of the initial leasing and/or drilling costs, thus further reducing its economic exposure. In order to maintain our financial position, we have sold equity and used joint venture agreements with other industry companies to limit or eliminate its financial exposure in early drilling.

We have not entered into any commodity derivative arrangements or hedging transactions. Although we have no current plans to do so, we may enter into commodity swap and/or hedging transactions in the future in conjunction with oil and gas production. We have no off-balance sheet arrangements.

Consolidated Results of Operations for the Year Ended October 31, 2014 Compared to the Year Ended October 31, 2013

Revenues for the year ended October 31, 2014 totaled $1,228,868 as compared to $1,690,249 for the year ended October 31, 2013. The decrease, totaling $461,381, resulted primarily from a decrease in oil production of approximately $462,097, a decrease in revenues due to a drop in the average price of oil of $15,218 and partially offset by an increase in gas production of $5,079 and an increase in the average price of gas of $8,340. During the fiscal year ended October 31, 2013, the Cabeza Creek Field accounted for oil revenues of $89,345 and gas revenues of $51,759. The Company reflected no production from this field in the fiscal year ended October 31, 2014 prior to its sale in January 2014. We anticipate that the production for the older wells will continue at low levels and expect that as the three wells completed during the fiscal year ended October 31, 2014 test additional formations, production from those wells may increase during 2015.

Selling general and administrative expenses decreased by $177,984 from $1,443,223 in the fiscal year ended October 31, 2013 to $1,265,239 in the fiscal year ended October 31, 2014. The decrease is primarily related to a decrease of $290,919 in the stock based compensation recorded in the year ended October 31, 2014 from reduced vesting of previously granted stock options, which was partially offset by additional legal fees of $127,832. There were no options granted during the year ended October 31, 2014.

Depreciation, depletion and accretion totaled $1,423,350 in the year ended October 31, 2014 as compared to $1,009,242 for the year ended October 31, 2013. The increase in the depreciation, depletion and accretion was a result of the decrease in the estimated amount of proved reserves as determined by the independent petroleum engineer.

Lease operating expenses decreased to $429,810 in the year ended October 31, 2014 as compared to $765,643 in the year ended October 31, 2013. Approximately $169,268 of the decrease relates to costs eliminated as a result of the sale of the Cabeza property in January 2014. The balance of the decrease relates to the utilization of one of the wells in the AP Clark Field for salt water disposal. As a result of utilizing an existing nonproducing well for salt water disposal purposes, the Company reduced its costs for salt water disposal by $89,371 and the Company billed out $93,506 to others for salt water disposal.

During the year ended October 31, 2013, we incurred exploration expenses of $699,335. These costs related primarily to lease extension payments for several AP Clark Field leases. There were no such costs in the fiscal year ended October 31, 2014.

During the years ended October 31, 2014 and 2013, we reported impairment costs on our oil and gas properties totaling $3,630,194 and $4,820,770, respectively. These impairment charges resulted from the carrying costs of the AP Clark Field, including the costs of the three new wells exceeding the estimated fair value of the field based on estimated future cash flows.

The gain on the sale of oil and gas properties of $645,323 in the year ended October 31, 2014 was the result of selling the Company’s rights in the Cabeza Creek Field. In January 2014, the Company sold its interest in all of the wells in the Cabeza Creek Field for all depths from the surface to 8,500 feet below the surface in exchange for $50,000 and the assumption by the purchaser of $617,189 in current liabilities and all future liabilities associated with the plugging and abandoning of all wells in the Cabeza Creek Field.

The gain on sale of interest to PIE Holdings of $1,639,394 for the year ended October 31, 2014 is the result of the partial transfer of the Company’s interest in three wells in the AP Clark Field, ranging from between 38.6% and 50.0%, to PIE Holdings. In connection with these transfers, PIE Holdings paid a purchase price of $20.00 and assumed aggregate obligations of approximately $1.3 million, which related to expense obligations incurred in relation to the wells and related interests.

During the years ended October 31, 2014 and 2013, we incurred interest expenses totaling $2,139,317 and $1,401,611, respectively. The increase in interest expense of $737,706 was primarily related to the $651,028 increase in the amortization of the discount on the amounts due to KP Ventures, which represents the balance of the discount on the amounts due KP Ventures using the effective interest method of amortization. In addition, we incurred amortization totaling $37,127 on the discount of the Pacific LNG convertible debenture, and interest of $45,411 from the Pacific LNG convertible debenture.

During the year ended October 31, 2014, we incurred a loss on the extinguishment of debt totaling $841,926. As a result of the issuance of the shares for the accrued interest due Silver Bullet through June 30, 2014, the Company recorded a loss on the extinguishment of debt of $841,926, which is the amount the value of the shares issued exceeded the amount of the accrued interest. There was no such extinguishment in the year ended October 31, 2013.

We incurred a net loss for the year ended October 31, 2014 of $6,216,251, compared to a net loss of $8,393,974 for the year ended October 31, 2013.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $678,940 as of October 31, 2014. We currently do not have sufficient cash to engage in any further drilling or exploration activities. In addition, our cash balances are not sufficient to satisfy our anticipated cash requirements for normal operations, to meet our immediate accounts payable and other obligations regarding our indebtedness or capital expenditures for the foreseeable future. We believe that our current cash will allow us to continue basic operations for the next two months.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, as of October 31, 2014, we had approximately $678,940 in cash and cash equivalents on hand, a working capital deficiency of approximately $1,149,885 million and an accumulated deficit of approximately $34,924,061 through October 31, 2014.

We have incurred substantial losses since inception and our cash balance at year end is not sufficient to fully fund our business plan or to meet our other obligations regarding our indebtedness or our anticipated development activities over the next twelve (12) months. In view of our capital requirements, current cash resources, nondiscretionary expenses, debt and near term accounts payable and accrued expenses obligations, we may explore all strategic alternatives to maintain our business as a going concern including, but not limited to, a sale of assets of our Company, or one or more other transactions that may include a comprehensive financial reorganization of our Company.

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

Net Cash Provided By (Used In) Operating Activities

Cash used by operating activities in the year ended October 31, 2014 was $1,664,068, compared to $397,182 in the year ended October 31, 2013. The increase in cash used by operating activities was primarily a result of a $1,190,576 decrease in the impairment costs for oil and gas properties, a non-cash gain of $645,323 on the sale of the Cabeza Creek Field and $1,639,394 from the sale of an interest in certain wells to PIE Holdings, a $1,153,357 decrease in accounts payable and a $290,919 decrease in equity compensation expense, which was partially offset by a $2,177,723 decrease in the net loss and a $688,155 increase in the amortization of debt discounts.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the year ended October 31, 2014 was $1,992,229 compared to $647,901 for the year ended October 31, 2013. Investing activities for both periods relate to our oil and gas acquisitions and development activity. The costs for the year ended October 31, 2014 represented $3,681,623 paid primarily to drill the three new wells in the AP Clark Field, offset in part by $50,000 of cash received from the sale of Cabeza Creek and $1,639,394 in cash received for the same of interest in wells in the AP Clark Field. There were no acquisitions of additional leaseholds incurred in either period.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended October 31, 2014 was $3,000,000, compared to $1,220,000 for the year ended October 31, 2013. The financing for both periods was obtained in furtherance of our drilling programs. On June 6, 2014, we entered into a subscription agreement with Pacific LNG, whereby, in exchange for the $2 million previously received, we issued to Pacific LNG a (i) $1,500,000 Debenture and (ii) 500,000 shares of Series B Preferred Stock. On October 16, 2014, the Company entered into the Series C Subscription Agreement with Silver Bullet whereby the Company issued to Silver Bullet 1,000,000 shares of Series C Preferred Stock at a purchase price of $1.00 per share.

Cabeza Creek Field

In January 2014, the Company sold its interest in all the wells in the Cabeza Creek Field for all depths from the ground to 8,500 feet below the surface in exchange for $50,000 and the assumption by the buyer of all outstanding and future liabilities related to the Cabeza Creek Field.

Issuance of Common Stock to Silver Bullet

In October 2013, the Company issued 500,000 shares of its common stock to Silver Bullet in exchange for $1,000,000. The base price paid by Silver Bullet will be reduced and additional shares issued if there is an issuance of securities or repricing of an existing right to a price less than the base share price paid by Silver Bullet within one year from the original issuance. As a result of a stock issuance to Pacific LNG (defined below) on June 6, 2014 at a price of $1 per share, an additional 500,000 shares were issued to Silver Bullet pursuant to the price protection clause. The Company reported the issuance of these additional shares as an equity transaction as the shares were issued in relation to a prior equity issuance, there was no derivative reporting on the original equity transaction and there were no additional services or goods provided.

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

Each share of Series B Preferred Stock has a stated value of $1.00 (“Series B Stated Value”) and accrues a dividend of 3% of the Series B Stated Value per annum, which is payable in additional shares of Series B Preferred Stock annually on December 31 in arrears. Each share of Series B Preferred Stock may be converted at any time on or prior to May 30, 2017 into such number of shares of the Company’s common stock equal to the Series B Stated Value divided by $1.00 per share. The Company has the right, at any time after May 30, 2017, to redeem the Series B Preferred Stock at a price of $1.00 per share.

Under the terms set forth in the Series B Certificate of Designation, the holders of Series B Preferred Stock have the exclusive right, voting separately as a class, to elect one director of the Board (“Series B Director”), who must be reasonably acceptable to the Company. The Series B Director must be appointed by the holders of a majority of the issued and outstanding Series B Preferred Stock.

The Company has also recorded a discount on this Debenture relating to the beneficial conversion feature contained in the Debenture. This discount reduced the original carrying value debenture by $1,350,000. The carrying value of the discounts totaled $1,312,873 at October 31, 2014. The discount is being amortized over a three year period using the effective interest rate method. The Company amortized $37,127 as additional interest expense in the fiscal year ended October 31, 2014.

Amendment to Silver Bullet Notes Payable

On August 26, 2014, the Company entered into an Amendment and Exchange Agreement (the “Exchange Agreement”) with Silver Bullet, pursuant to which the Company issued 1,052,407 shares (the “Exchange Shares”) of common stock to Silver Bullet in exchange for accrued interest on an aggregate amount of $3,220,000 of promissory notes held by Silver Bullet dated November 19, 2010, September 27, 2011, November 1, 2011, December 1, 2011, June 12, 2012 and August 28, 2013 (collectively, the “Notes”). Also pursuant to the Exchange Agreement, the Notes were amended such that (i) all interest accruing after June 30, 2014 shall be exchanged for shares of common stock on a quarterly basis in arrears and (ii) the maturity date of each of the Notes was extended to December 31, 2015. As a result of the issuance of the shares for the accrued interest due Silver Bullet through June 30, 2014, the Company recorded a loss on the extinguishment of debt of $841,926, which is the amount the value of the shares issued exceeded the amount of the accrued interest.

October 2014 Financing

On October 16, 2014, the Company entered into a subscription agreement (the “Series C Subscription Agreement”) with Silver Bullet whereby the Company issued to Silver Bullet 1,000,000 shares of Series C Preferred Stock at a purchase price of $1.00 per share. Each share of Series C Preferred Stock has a stated value of $1.00 (“Series C Stated Value”) and accrues a dividend of 3% of the Series C Stated Value per annum, which is payable in additional shares of Series C Preferred Stock annually on December 31, in arrears, and beginning on December 31, 2014. Each share of Series C Preferred Stock may be converted at any time on or before June 30, 2017, into such number of shares of the Company’s common stock equal to the Series C Stated Value divided by $1.00 per share. The Company has the right, at any time after June 30, 2017, to redeem the shares of Series C Preferred Stock, either in whole or in part, at the price of $1.00 per share. There are no voting rights underlying the Series C Preferred Stock.

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

Pursuant to the Operating Agreement, KP Ventures shall receive a preferred return of 12% per annum (the “Preferred Return”) on the unrecovered KP Ventures Cash Consideration until such time as the KP Ventures Cash Consideration is repaid. In addition, KP Ventures receives a 1% overriding royalty from the production of the ApClark oil and gas properties. Once the KP Ventures Cash Consideration is repaid, including all accrued Preferred Returns, the Class B Membership Units will automatically convert into Class C Non-Voting Net Profit Membership Units (the “Class C Membership Units”), which represent percentages of non-dilutable outstanding membership units in ApClark (“ApClark Ownership”) and non-dilutable “Net Profits” interest (“NPI”) in ApClark and the assets owned by ApClark. The amount of ApClark Ownership and NPI granted depends on when the KP Ventures Cash Consideration and Preferred Return are paid, as follows:

Date of Repayment in Full	Percentage of ApClark Ownership and NPI

After July 20, 2014 but on or prior to July 20, 2015	20%

After July 20, 2015	50%

The Company will be responsible for the operations of ApClark and has the sole right to appoint the director(s) of ApClark. The consent of KP Ventures is required in certain situations, including, but not limited to: expanding the scope of the business; admitting additional members or transfer of membership units; approve annual budget; any merger or sale of all or substantially all of the assets of ApClark; voluntary liquidation, dissolution or winding up of ApClark; and to make any cash distributions.

In addition, the Company entered into a Pledge Agreement (the “Pledge Agreement”) pursuant to which it pledged the Class A Membership Units to KP Ventures to secure the Company’s obligations and performance thereunder and under the Contribution Agreement and Operating Agreement, which such Class A Membership Units shall be held pursuant to an escrow agreement.

Previously, the Company entered into a security agreement, dated as of September 27, 2011, whereby the Company granted Silver Bullet a security interest in certain of the assets of the Company that were contributed to ApClark pursuant to the Contribution Agreement (the “Pledged Assets”). In connection with the Asset Transaction, the Company, ApClark, Silver Bullet and KP Ventures entered into a subordination agreement (the “Subordination Agreement”), pursuant to which Silver Bullet subordinated its security interest to KP Ventures, so that KP Ventures would have a first priority interest in the Pledged Assets until KP Ventures is repaid the KP Ventures Cash Consideration and Preferred Return. In addition, the Company previously granted Silver Bullet a “net proceeds” interest of 9% on the Pledged Assets (the “Silver Bullet NPI”), which Silver Bullet NPI was capped at 25% of the outstanding principal and accrued interest owed under the Notes (the “Silver Bullet NPI Limitation”).

As consideration for Silver Bullet entering into the Subordination Agreement, the Company agreed to increase the interest on the Notes to 12% per annum and remove the Silver Bullet NPI Limitation so that there is no cap on the maximum amount of Silver Bullet NPI that Silver Bullet can receive.

As a result of the required repayment of the equity to KP Ventures, the amount of the contribution has been reflected as a liability on the balance sheet. The Company has also recorded a discount on this liability relating to the relative fair value of the overriding royalties totaling $163,786 and net profits interest totaling $1,915,231. These discounts reduced the carrying value of the proved oil and gas costs. The carrying value of the discounts totaled $0 at October 31, 2014. The Company amortized $1,329,581 and $678,553 as additional interest expense in the fiscal years ended October 31, 2014 and 2013, respectively.

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

Impairments

Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group and annually following updates to corporate planning assumptions. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets – generally on a field-by-field basis for exploration and production assets. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants, or based on a multiple of operating cash flow validated with historical market transactions of similar assets where possible. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future production volumes, commodity prices, operating costs, refining margins and capital project decisions, considering all available information at the date of review.

During the years ended October 31, 2014 and 2013, we recorded impairments on the oil and gas properties of $3,630,194 and $4,820,770, respectively.

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

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Blacksands Petroleum, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Blacksands Petroleum, Inc. and its subsidiaries (collectively, the “Company”) as of October 31, 2014 and 2013 and the related consolidated statement of operations, stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blacksands Petroleum, Inc. and its subsidiaries as of October 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

February 11, 2015

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES Consolidated Balance Sheets October 31, 2014 and 2013

	October 31, 2014	October 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$678,940	$1,335,237
Accounts receivable	210,577	417,597
Prepaid expenses	522,073	-
Total Current Assets	1,411,590	1,752,834
Oil and gas property costs (successful efforts method of accounting)
Proved	735,756	2,077,872
Other assets	50,000	50,312
TOTAL ASSETS	$2,197,346	$3,881,018

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Note payable	$60,000	$280,000
Accounts payable	129,400	523,365
Accrued expenses	2,372,075	3,121,900
Total Current Liabilities	2,561,475	3,925,265
Notes payable, net of discounts of $1,312,873 and $1,329,581	2,787,127	1,050,419
Notes payable to related party	3,220,000	3,220,000
Asset retirement obligation	91,707	649,233
Total Liabilities	8,660,309	8,844,917

Stockholders’ Equity:
Preferred stock - $0.001 par value; 10,000,000 shares authorized:		--
Series A - $0.001 par value, 310,000 shares authorized, nil and nil shares issued and outstanding	--	--
Series B - $0.001 par value; 2,217,281 shares authorized, 500,000 and nil shares issued and outstanding, respectively	500	--
Series C - $0.001 par value; 1,750,000 shares authorized, 1,000,000 and nil shares issued and outstanding, respectively	1,000	--
Common stock - $0.001 par value; 100,000,000 shares authorized; 19,278,017 and 17,719,360 shares issued and outstanding at October 31, 2014 and October 31, 2013, respectively	19,278	17,720
Additional paid-in capital	28,440,320	23,726,191
Accumulated deficit	(34,924,061)	(28,707,810)
Total Stockholders’ Deficit	(6,462,963)	(4,963,899)
TOTAL LIABILITIES AND STOCKHOLDERS’ Deficit	$2,197,346	$3,881,018

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES Consolidated Statements of Operations Years Ended October 31, 2014 and 2013

	October 31
	2014	2013
Revenue:
Oil and Gas Revenue	$1,228,868	$1,690,249

Expenses:
Selling, general and administrative	1,265,239	1,443,223
Depreciation and depletion	1,407,644	969,511
Accretion	15,706	39,731
Lease operating expenses	429,810	765,643
Impairment of oil and gas property interest	3,630,194	4,820,770
Gain on sale of assets	(645,323)	--
Gain on sale of working interests	(1,639,394)	--
Oil and gas exploration	--	699,335

Total expenses	4,463,876	8,738,213
Loss from Operations	(3,235,008)	(7,047,964)

Other income and expense:
Interest expense	(2,139,317)	(1,401,611)
Other income	-	55,601
Loss on extinguishment of debt	(841,926)	--
Total Other Income (Expense)	(2,981,243)	(1,346,010)

Loss before provision for income taxes	(6,216,251)	(8,393,974)
Provision for income taxes	--	--
Net Loss	(6,216,251)	(8,393,974)
Preferred stock Dividends	(7,583)	(200,000)
Deemed dividend – beneficial conversion feature
Series B Preferred Stock	(450,000)	--
Deemed dividend – beneficial conversion feature
Series C Preferred Stock	(390,000)	--
Net loss attributable to common shareholders	$(7,063,834)	$(8,593,974)

Loss Per Share attributable to common shareholders
Basic and diluted	$(0.39)	$(0.52)
Weighted Average Shares Outstanding
Basic and diluted	18,094,055	16,405,142

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES Consolidated Statement of Stockholders’ Deficit Years Ended October 31, 2014 and 2013

	Preferred Stock		Common Stock		Additional Paid-in	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, October 31, 2012	250,000	250	16,386,443	16,387	22,463,501	(20,313,836)	2,166,302

Stock issued to director for services	--	--	6,250	6	24,787	--	24,793
Stock based compensation	--	--	--	--	238,980	--	238,980
Shares issued in private placement	--	--	500,000	500	999,500	--	1,000,000
Conversion of preferred shares	(250,000)	(250)	826,667	827	(577)	--	--
Net loss	--	--	--	--	--	(8,393,974)	(8,393,974)

Balance, October 31, 2013	--	--	17,719,360	17,720	23,726,191	(28,707,810)	(4,963,899)

Stock based compensation	--	--	--	--	33,146	--	33,146
Unvested portion of forfeited options	--	--	--	--	(68,730)	--	(68,730)
Stock issued to director for services	--	--	6,250	6	8,432	--	8,438
Payment of interest with common stock	--	--	1,052,407	1,052	1,893,281	--	1,894,333
Stock issuance costs	--	--	500,000	500	(500)	--	--
Discount on convertible debt	--	--	--	--	1,350,000	--	1,350,000
Issuance of Preferred B shares	500,000	500	--	--	499,500	--	500,000
Beneficial conversion feature
on Preferred B Shares	--	--	--	--	450,000	--	450,000
Deemed dividend on Preferred B shares	--	--	--	--	(450,000)	--	(450,000)
Issuance of Preferred C shares	1,000,000	1,000	--	--	999,000	--	1,000,000
Beneficial conversion feature
discount on Preferred C shares	--	--	--	--	390,000	--	390,000
Deemed dividend on Preferred C shares	--	--	--	--	(390,000)	--	(390,000)
Net loss	--	--	--	--	--	(6,216,251)	(6,216,251)

Balance, October 31, 2014	1,500,000	$1,500	19,278,017	$19,278	$28,440,320	$(34,924,061)	$(6,462,963)

The accompanying notes are an integral part of these consolidated financial statements.

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended October 31, 2014 and 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,216,251)	$(8,393,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of oil and gas property costs	3,630,194	4,820,770
Share-based compensation expense	(27,146)	263,773
Depreciation and depletion	1,407,644	969,511
Accretion	15,706	39,731
Amortization of debt discount	1,366,708	678,553
Loss on extinguishment	841,926	--
Gain on sale of working interest	(1,639,394)	--
Gain on sale of assets	(645,323)	--
Changes in operating assets and liabilities:
Accounts receivable	207,020	(15,435)
Prepaid expense and other current assets	(522,073)	169,611
Accounts payable and accrued expenses	(83,079)	1,070,278
Net cash flows from operating activities	(1,664,068)	(397,182)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for oil and gas properties	(3,681,623)	(647,901)
Proceeds from sale of Cabeza Creek property	50,000	--
Cash received from the sale of oil and gas properties	1,639,394	--
Net cash flows from investing activities	(1,992,229)	(647,901)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	1,500,000	220,000
Proceeds from sale of preferred stock	1,500,000	--
Proceeds from sale of common stock	--	1,000,000
Net cash flows from financing activities	3,000,000	1,220,000
NET INCREASE IN CASH AND CASH EQUIVALENTS	(656,297)	174,917
CASH AND CASH EQUIVALENTS - Beginning of period	1,335,237	1,160,320
CASH AND CASH EQUIVALENTS - End of period	$678,940	$1,335,237

Supplemental Disclosures

Cash paid for interest	$337,246	$223,599
Cash paid for income taxes	$--	$--

Supplemental non-cash activities

Discount on debt	$1,350,000	$--
Payment of accrued interest through issuance of common stock	$1,052,407	$--
Revision of asset retirement obligation	43,957	--
Conversion of Preferred Stock to Common Stock	$--	827

The accompanying notes are an integral part of these consolidated financial statements

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

October 31, 2014

1. The Company and Summary of Significant Accounting Policies

Description of business and history

Blacksands Petroleum, Inc. (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on October 12, 2004. Since August 2007, the Company has been engaged in the exploration, development, exploitation and production of oil and natural gas. The Company sells its oil and gas products primarily to domestic pipelines and refineries. Its operations are presently focused in the States of Colorado, Texas and New Mexico.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries, including the wholly-owned subsidiaries Blacksands Petroleum Texas LLC, NRG Asset Management LLC, Copano Bay Holdings LLC and APClark LLC, of which we own 100% of the voting interests. All significant inter-company transactions and balances have been eliminated.

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

During the years ended October 31, 2014 and 2013, the Company impaired its oil and gas properties by $3,630,194 and $4,820,770, which is reflected in the consolidated statement of operations (see Note 2).

The Company had advanced toward future drilling activities at October 31, 2014 totaling $516,976. These advances are reported as prepaid expenses in the Company’s balance sheet.

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

Concentration of credit risks

The Company’s consolidated financial assets that are exposed to credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company maintained substantially all of its cash balances in a limited number of financial institutions. The balances are insured by the Federal Deposit Insurance Corporation up to $250,000. The Company had $162,986 in excess of this limit at October 31, 2014.

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

Revenue recognition

Revenue is recognized when title to the products transfer to the purchaser. The Company uses the “sales method” to account for production revenue, whereby revenue is recognized on all oil, natural gas or other related products sold to our purchasers, regardless of whether the sales are proportionate to our ownership in the property. A receivable or liability is recognized only to the extent that there is an imbalance on a specific property greater than the expected remaining proved reserves. As of October 31, 2014, our aggregate production imbalances were not material.

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

The statement establishes a more-likely-than-not threshold for recognizing the benefits of tax return positions in the financial statements. Also, the statement implements a process for measuring those tax positions which meet the recognition threshold of being ultimately sustained upon examination by the taxing authorities. There are no uncertain tax positions taken by the Company on its tax returns and the adoption of the statement had no material impact to the Company’s consolidated financial statements. The Company files tax returns in the US and states in which it has operations and is subject to taxation. Tax years subsequent to 2010 remain open to examination by U.S. federal and state tax jurisdictions.

Net loss per common share

The Company computes net income or loss per share in accordance with ASC 260 Earnings Per Share. Under the provisions of the Earnings per Share Topic ASC, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. The weighted average number of potentially dilutive common shares excluded from the calculation of diluted net income (loss) per share totaled 3,066,667 and 3,103,601 for the years ended October 31, 2014 and 2013, respectively.

Fair Value of Financial Instruments

The carrying amounts of financial instruments, including cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate fair value at October 31, 2014 and October 31, 2013 because of the short period to maturity of these instruments.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $34,924,061 through October 31, 2014. In addition, the Company had a working capital deficit of 1,149,885 and cash and cash equivalents of $678,940 at October 31, 2014. The Company’s plan is to raise additional capital for the drilling of new oil wells until such time that the Company generates sufficient revenues from its wells to cover its cash flow needs. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

The current rate of cash usage raises substantial doubt about the Company’s ability to continue as a going concern, absent additional significant revenues from new oil production. The Company’s financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event that the Company cannot continue in existence.

2.  Oil and Gas Property Costs

In the years ended October 31, 2014 and October 31, 2013, the Company incurred property acquisition costs as follows:

Proved Properties

	2014	2013
Balance, beginning of year	$2,077,872	$5,284,597

Costs incurred during the year	3,681,623	647,901
Asset retirement obligation revision	43,957	--
Depletion	(1,407,331)	(968,451)
Impairment of oil and gas property costs	(3,630,194)	(2,886,175)
Cost of property sold	(30,171)	(--)

Balance, end of year	$735,756	$2,077,872

Unproved Properties

	2014	2013
Balance, beginning of year	$--	$1,934,595

Costs incurred during the year	--	--
Impairment of oil and gas property costs	--	(1,934,595)

Balance, end of year	$--	$--

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

In January 2014, the Company sold its interest in all of the wells in the Cabeza Creek Field for all depths from the surface to 8,500 feet below the surface in exchange for $50,000 and the assumption by the buyer of all future liabilities associated with the plugging and abandoning of all wells in the Cabeza Creek Field ($617,189). The Company retained its working interest for depths greater than 8,500 feet. The Company recorded a gain on the sale of $645,323 during the year ended October 31, 2014.

The following is a summary of the pro forma information for the years ended October 31, 2014 and 2013 assuming the sale of the Cabeza Creek field had occurred as of the beginning of each fiscal year presented:

	2014	2013

Oil and gas revenue	$1,228,868	$1,549,145

Expenses
Selling, general and administrative	1,265,239	1,443,223
Depreciation and depletion	1,407,644	912,948
Accretion	15,706	3,474
Lease operating expense	429,810	701,726
Impairment of oil and gas property interest	3,630,194	4,820,770
Gain on sale of working interest	(1,639,394)	--
Oil and gas exploration costs	--	699,335

Total expenses	5,109,199	8,581,476

Loss from operations	(3,880,331)	(7,032,331)

Other income (expense)	(2,981,243)	(1,346,010)

Net loss	$(6,861,574)	$(8,378,341)

Beech Creek Oil Wells (known as “Beech Creek Field”) Acquisition in April 2010

On April 5, 2010, the Company purchased different leasehold working interests in the Beech Creek Wells No. 1 and No A-2 located in Hardin County, Texas for $740,798 in cash. These property interests were previously owned by a group of five different working interest owners. A 30.0587% working interest (21.942851% net revenue interest) was acquired in the Beech Creek #1 well. A 24.4337% (18.3253% Net Revenue Interest) working interest was acquired in the Beech Creek A-2 well. Both of these wells are currently producing. The costs related to these wells have been fully depleted.

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

On November 29, 2010, the Company acquired additional leasehold interests and rights in the AP Clark Field from Westerly for $260,000. In addition, the Company paid Westerly $119,000 as advance payment towards 70% of the actual third party costs that was required to receive an extension of certain leasehold properties included in the AP Clark Field (the “Extension Monies”) The Company and Westerly also agreed to drill the W.D. Everett Well No. 3 located within the AP Clark Field whereby all costs of such drilling operation were borne 30% by Westerly and 70% by the Company.

The Company incurred $1,342,539 in drilling costs related to the drilling and completion of the W.D. Everett Well No. 3. In addition, during the quarter ended October 31, 2011, the Company drilled the Beaver Valley Ranch 6-1 well. Westerly elected to not participate for its full working interest in this well and has a working interest on this well of 15%. The Company was able to arrange for two unrelated parties to participate for an additional 20%. As a result, the Company has a working interest in this well of 65%. The Company incurred costs relating to the well totaling $1,166,225. These wells are currently producing and are operated by NRG.

During the fiscal year 2012, the Company drilled two wells, the Livestock 7-1 and Livestock 18-1 for a total cost of $1,223,535 and $1,275,699, respectively. Westerly elected to not participate for its full working interest in these wells and has a working interest of 11.4% and 8.55%, respectively. The Company was able to arrange for four unrelated parties to participate in each of these wells for an additional 26%. As a result, the Company has a working interest in these well of 62.8% and 65.65%. These wells began production in November 2012. These wells are currently producing and are operated by NRG.

During the fiscal year 2014, the Company participated in the drilling of three wells, the Livestock 7-2, Livestock 18-2 and the BVR 5-1 for a total cost of $1,015,980, $1,024,117 and $1,009,284, respectively. The Company owned 100% of the working interest in the wells during drilling operations. The Company reported an impairment of $2,219,813 of these costs during the quarter ended January 31, 2014. Subsequent to the drilling of these wells, the Company transferred approximately 59% in working interests to third parties and recorded a gain of $1,639,394. The Company has a working interest in these well of 41.46%. These wells are operated by a third party and began production in June 2014.

Unproved Properties

Pedregosa Basin Field Acquisition in June 2010

On June 18, 2010, the Company acquired a 50% undivided leasehold working interest (with an associated 40% net revenue interest) in and to approximately 147,262 acres of land, located in the Pedregosa Basin (SW New Mexico) for an initial acquisition cost of $1.5 million (the “Exploration Agreement”). Pursuant to the agreement, $1 million was paid at purchase and the remaining $500 thousand was due and subsequently paid on November 1, 2010. The property has no production and was accounted for as an acquisition of unproved property. Pursuant to an agreement, the Company was obligated to carry the drilling costs for a test well up to $1.2 million. Costs in excess of $1.2 million are to be split based upon the parties working interest. During the quarter ended April 30, 2011, the Company began drilling on a test well. The Company incurred $1,665,142 in capitalized exploration costs. During the quarter ended October 31, 2011, the Company determined that there were not economically feasible hydrocarbons at the test well site and expensed the costs of the well as exploration costs. During 2012, the Company determined that it owed an additional $952,320 for the drilling of this test well based on cost over runs reported to the Company by the operator of the well. During 2013, the Company was informed that an additional $171,790 was due on the drilling of the test well. This amount is reported in the statement of operations as exploration costs. At October 31, 2014, the Company owes the entire balance of $1,124,110, which is reflected in accrued expenses. The current leases are being held by production by other wells in the area the Company did not participate in which are operated by the other working interest owner. In October 2013, the Company recorded an impairment charge for the remaining leasehold costs totaling $1,781,214.

Del Norte Acquisition in September 2010

On September 9, 2010, the Company acquired a 50% undivided leasehold working interest in and to approximately 3,200 acres of land located in Rio Grande County in Colorado from Dan A. Hughes Company for an initial acquisition cost of $200,000. The property has no production and was accounted for as an acquisition of unproved property. Pursuant to the agreement, the Company has the option to participate in the drilling of a test well. If the Company participates in the drilling of this test well, all costs associated with the well will be borne equally. As a result of this acquisition, the Company recorded $200,000 in unproved properties. In August 2011, leases covering approximately 1,240 of these acres expired. As a result, the Company reported an impairment charge of $77,703 for the year ended October 31, 2012 for the expired leases. In October 2013, the Company recorded an impairment charge for the remaining leasehold costs totaling $138,381.

3.  Debt

The following is a summary of the debt outstanding at October 31,

	2014	2013

Silver Bullet Properties	$3,220,000	$3,220,000
PIE Energy	60,000	60,000
KP-RAHR Ventures III, LLC, net of discount of $0 and $1,329,581	2,600,000	1,270,419
Pacific LNG Operations LTD net of discount of $1,312,873 and $0	187,127	--

Total	6,067,127	4,550,419
Less current maturities	60,000	280,000

Long-term debt	$6,007,127	$4,270,419

Silver Bullet Properties

The Company entered into a series of loan agreements with Silver Bullet Property Holdings SDN BHD (the “Investor”) for promissory notes totaling of $1,500,000, $1,000,000, $500,000 and $220,000 on November 19, 2010, September 27, 2011, June 12, 2012 and August 28, 2013, respectively. The notes bear interest at the rate of 10% per annum until July 20, 2013, after which the notes bear interest at the rate of 12% per annum. The notes as amended are due December 31, 2015. Pursuant to a security agreement, dated September 27, 2011, the Company granted the Investor a first priority lien on the Company’s oil and gas mineral leases in the ApClark Field. The Investor subordinated it’s liens to KP Rahr in July 2013 (see joint venture agreement below).In April 2012, the Company granted a net proceeds interest totaling 9%. The net proceeds interest represents the amount remaining from the proceeds of the sale of the property after deducting the related costs.

In August 2014, the Company and the Investor entered into an Amendment and Exchange Agreement (the “August 2014 Amendment”). Pursuant to the August 2014 Amendment, all accrued and unpaid interest through June 30, 2014 on the outstanding notes issued to the Investor, totaling $1,052,407, was exchanged for 1,052,407 shares of the Company’s common stock. In addition, interest accrued on the notes is to be paid quarterly in arrears in shares of the Company’s common stock based upon the average common stock price for the last five trading days of the quarter. As a result of the issuance of the shares for the accrued interest due the Investor through June 30, 2014, the company recorded a loss on the extinguishment of debt of $841,926, which is the amount the value of the shares issued exceeded the amount of the accrued interest. As a result of these issuings, Silver Bullet controls in excess of 10% of the Company’s issued and outstanding stock and the outstanding balance on these notes is reflected on the balance sheet as notes payable from a related party.

In December 2014, 20,183 and 74,574 shares were issued for interest accruing for the month of July 2014 and for the quarter ended October 31, 2014.

Pacific LNG Operations LTD.

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

In connection with the issuance of the Debenture, the Company has reported a beneficial conversion feature for the difference between the conversion price pursuant to the Debenture and the quoted price of the Company’s common stock on the date of the agreement. On the date of the agreement, a discount totaling $1,350,000 was recorded. The unamortized discount which at October 31, 2014 was $1,312,873, will be amortized over the remaining term of the Debenture using the effective interest method. In addition, a deemed dividend totaling $450,000 was recorded in connection with the beneficial conversion feature associated with the conversion features in the Series B Preferred.

PIE Energy

In November 2009, the Company received an interest-free advance from an unrelated third party totaling $60,000. In January 2011, the interest-free advances were converted into a note payable, which was due on January 11, 2012 and has a stated annual interest rate of 6%. In January 2012, the parties amended the agreement to extend the due date to January 11, 2013. All other terms and conditions remained unchanged. The note has not been extended further nor has the Company received a notice of default.

Joint Venture Agreement

On July 20, 2012, Blacksands Petroleum, Inc. (the “Company”) entered into a Contribution Agreement (the “Contribution Agreement”), between APClark, LLC, a subsidiary of the Company (“APClark”) and KP-RAHR Ventures III, LLC (“KP Ventures”). Pursuant to the Contribution Agreement (i) the Company contributed $1,000 and certain of the Company’s oil and gas assets to APClark in exchange for 1,000 shares of Class A Membership Units of ApClark (the “Class A Membership Units”) and (ii) KP Ventures contributed approximately $2,600,000 (the “KP Ventures Cash Consideration”) to APClark in consideration of 1,000 shares of Class B Non-Voting Convertible Preferred Membership Units of APClark (the “Class B Membership Units” and the transaction, the “Asset Transaction”). KP Ventures has the option to contribute additional funds to APClark, up to an aggregate of $7,600,000, for no further equity consideration.

In connection with the Contribution Agreement, the Company entered into a Company Agreement (the “Company Agreement”) governing the operations of APClark and defining various rights of the Company and KP Ventures.

Pursuant to the Company Agreement, KP Ventures shall receive a preferred return of 12% per annum (the “Preferred Return”) on the unrecovered KP Ventures Cash Consideration until such time as the KP Ventures Cash Consideration is repaid. In addition, KP Ventures receives a 1% overriding royalty from the production of the APClark oil and gas properties. Once the KP Ventures Cash Consideration is repaid, including all accrued Preferred Returns, the Class B Membership Units shall automatically convert into Class C Non-Voting Net Profit Membership Units (the “Class C Membership Units”), which represent a non-dilutable “Net Profits” interest (“NPI”) in APClark and the assets owned by APClark and a percentage of all outstanding membership units of APClark initially equal to the NPI. The amount of the NPI granted depends on when the KP Ventures Cash Consideration and Preferred Return is paid, as follows:

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

As a result of the required repayment of the equity to KP Ventures, the amount of the contribution has been reflected as a liability on the balance sheet. The Company has also recorded a discount on this liability relating to the relative fair value of the overriding royalties totaling $163,786 and net profits interest totaling $1,915,231. These discounts reduced the carrying value of the proved oil and gas costs. The discounts were fully amortized at October 31, 2014. The Company amortized $1,329,581 and $678,553 as additional interest expense in the fiscal years ended October 31, 2014 and 2013, respectively.

4. Asset Retirement Obligation

The following table summarizes the change in the asset retirement obligation (“ARO”) for the years ended October 31,

	2014	2013
Beginning balance at November 1	$649,233	$609,502
Liabilities settled	--	--
Liabilities incurred through acquisition of assets	--	--

Liabilities transferred through sale of assets	(617,189)	--
Change in estimate of well life	43,957	--
Accretion expense	15,706	39,731
Ending balance at October 31	$91,707	$649,233

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

Series A Preferred Stock

In October 2010, the Board of Directors (“Board”) designated 310,000 shares of the Company’s preferred stock as Series A Convertible Preferred Stock (“Series A Preferred”). The Series A Preferred are convertible into shares of common stock at a conversion price of $3.75. The shares are entitled to dividends at a rate of 8% of the stated value per share per annum. The dividends are payable annually on December 31 in cash or additional shares of the Series A Preferred, at the option of the Company. The Series A Preferred and any accrued and unpaid dividends mandatorily convert into common shares on October 29, 2013. The outstanding Series A Preferred and accumulated unpaid dividends were converted into 826,667 shares of the Company’s common stock on October 29, 2013.

On October 29, 2010, the Company and Talras Overseas S.A. (“Talras”) entered into an exchange agreement, whereby $2,500,000 in notes payable were exchanged for 250,000 shares of the Company’s Series A convertible preferred stock and warrants to purchase 333,333 shares of the Company’s common stock. The warrants were exercisable at an exercise price of $6 per share through October 29, 2013. The preferred shares and accumulated dividends were converted into 826,667 shares of common stock on October 29, 2013. The warrants expired unexercised.

Series B Preferred Stock

On May 30, 2014, the Board of the Company approved the filing of a Certificate of Designation of Preferences, Rights and Limitations of Series B Convertible Preferred Stock (the “Certificate of Designation”), which was filed with and accepted by the Secretary of State of Nevada on June 6, 2014. Pursuant to the Certificate of Designation, the Company established a new series of 2,217,281 shares of the Series B Convertible Preferred Stock (“Series B Preferred Stock”).

Each share of Series B Preferred Stock has a stated value of $1.00 (“Stated Value”) and accrues a dividend of 3% of the Stated Value per annum, which is payable in additional shares of Series B Preferred Stock annually on December 31, in arrears. Each share of Series B Preferred Stock may be converted at any time on or prior to May 30, 2017 into such number of shares of the Company’s common stock equal to the Stated Value divided by $1.00 per share. The Company has the right, at any time after May 30, 2017, to redeem the Series B Preferred Stock at a price of $1.00 per share. In June 2014, the Company issued 500,000 shares of the Series B Preferred Stockin exchange for $500,000 pursuant to a subscription agreement with Pacific LNG (see note 3). At October 31, 2014, there were 500,000 shares of the Series B Preferred Stock outstanding. A deemed dividend totaling $450,000 was recorded in connection with the beneficial conversion feature associated with the conversion features of the Series B Preferred Shares.

Series C Preferred Stock

On October 15, 2014, the Board the Company approved the filing of a Certificate of Designation of Preferences, Rights and Privileges of Series C Convertible Preferred Stock (“Certificate of Designation”), which was filed with and accepted by the Secretary of State of the State of Nevada on October 16, 2014. Pursuant to the Certificate of Designation, the Company established a new series of 1,750,000 shares of the Series C Convertible Preferred Stock (“Series C Preferred Stock”).

Each share of Series C Preferred Stock has a stated value of $1.00 (“Stated Value”) and accrues a dividend of 3% of the Stated Value per annum, which is payable in additional shares of Series C Preferred Stock annually on December 31, in arrears, and beginning on December 31, 2014. Each share of Series C Preferred Stock may be converted at any time on or before June 30, 2017, into such number of shares of the Company’s common stock equal to the Stated Value divided by $1.00 per share. The Company has the right, at any time after June 30, 2017, to redeem the shares of Series C Preferred Stock, either in whole or in part, at the price of $1.00 per share. There are no voting rights underlying the Series C Preferred Stock. In October 2014, the Company issued 1,000,000 shares of the Series C Preferred Stock in exchange for $1,000,000. At October 31, 2014, there were 1,000,000 shares of Series C Preferred Stock outstanding. A deemed dividend totaling $390,000 was recorded in connection with the beneficial conversion feature associated with the conversion features of the Series C Preferred Shares.

Issuances of Common Stock

In October 2013, the Company issued 500,000 shares of its common stock to Silver Bullet in exchange for $1,000,000. The base price paid by Silver Bullet will be reduced and additional shares issued if there is an issuance of securities or repricing of an existing right to a price less than the base share price paid by Silver Bullet prior to October 23, 2014. As a result of the issuance of the debenture and Series B Preferred stock which had a conversion price of $1 per share, an additional 500,000 shares were required to be issued to Silver Bullet pursuant to the price protection clause. The Company reported the issuance of these shares as an equity transaction as the shares were issued in relation to the prior equity issuance, there were no derivative reporting on the original equity tranasaction and there were no additional services or goods provided.

During 2014, the Company recorded the vesting of 6,250 restricted shares of the Company’s common stock that were granted to a director. The Company recorded a stock based compensation expense for the vesting of the shares totaling $8,438.

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

During the Fiscal year ended October 31, 2012, stock options were granted to a director of the Company for options representing 88,000 common shares. The exercise price of the option is $4.50, with a ten year term, vesting equally over four years. The fair value of the option grants were estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions: expected volatility of 134%, risk free interest rate of 0.77%; and expected lives of 3.7 years. During the years ended October, 31, 2014 and 2013, the Company recorded stock based compensation totaling $(35,584) and $238,980 as a result of the stock option grants. Included in stock based compensation for the fiscal year ended October 31, 2014 is a reduction of $68,730 that was previously recognized on unvested options which were forfeited.

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at November 1, 2012	1,046,333	3.13
Granted	--	$--
Exercised	-	-
Cancelled	--	--
Outstanding at October 31, 2013	1,046,333	$3.13
Granted	--	--
Exercised	-	-
Cancelled	979,666	4.50
Outstanding at October 31, 2014	66,667	$3.00
Exercisable at October 31, 2014	66,667	$3.00

The intrinsic value of the exercisable options at October 31, 2014 totaled $0. At October 31, 2014, the weighted average remaining life of the stock options is 5.44 years. At October 31, 2014, there was $0 of total unrecognized compensation cost related to the stock options granted under the plan.

Warrants

A summary of the Company’s stock warrant activity and related information for the years ended October 31, 2014 and 2013 is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding at November 1, 2012	2,390,601	$4.71
Granted	--	--
Cancelled	(333,333)	6.00
Outstanding at October 31, 2013	2,057,268	$4.50
Granted	--	$--
Cancelled	(2,057,268)	$4.50
Outstanding at October 31, 2014	--	$--

6. Commitments and Contingencies

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of October 31, 2014, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

On January 26, 2015, David DeMarco, a former Chief Executive Officer and director of the Company, filed a complaint against the Company in the District Court of Harris County, Texas, alleging that pursuant to a contract for work performed and/or services rendered, Mr. DeMarco is due $151,000 in deferred compensation that accrued during his tenure as Chief Executive Officer of the Company. The Company believes that Mr. DeMarco is currently an officer of an affiliate of PIE Holding LLC, the operator of five of the Company's wells. Mr. DeMarco is seeking between $200,000 and $1 million in damages. As of the date of this filing, service of process has not been effected. The Company has reported $151,000 in accrued expenses.

Operating leases

The Company leases its offices Texas on a month to month basis. Rent expense for the years ended October 31, 2014 and 2013 was $40,494 and $47,832, respectively.

7. Income Taxes

The reconciliation between the expected income tax benefit, computed using the statutory federal rate of 34%, and the actual income tax benefit is as follows:

	October 31,
	2014	2013

Expected tax benefit at 34%	$2,113,525	$2,853,951
Stock option expenses	(14,139)	(89,672)
Miscellaneous	(312,681)	1,762
Loss on extinguishment	(286,256)	--
Amortization of debt discount	(464,681)	(230,708)
Change in valuation allowance	(1,035,768)	(2,535,333)
Actual tax benefit	$--	$-

The composition of deferred tax assets/liability is as follows:

	October 31,
	2014	2013
Deferred Tax Asset
Net operating loss	$7,037,058	$5,234,969
Oil and gas property interests	630,168	1,211,160
Other	196,982	382,311
Total deferred tax assets	$7,864,208	$6,828,440

Valuation allowance	(7,864,208)	(6,828,440)
Net	$--	$--

The valuation allowance increased by $1,035,768 during the year ended October 2014. The Company established a valuation allowance to fully offset the net deferred income tax assets due to the uncertainty of the Company's ability to generate future taxable income necessary to realize these net deferred income tax assets, considering the Company's history of significant operating losses. In addition, future utilization of the available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of any future changes in ownership.

For federal income tax purposes, the Company has net operating losses of approximately $20,597,272 at October 31, 2014. These losses expire as follows:

2026	$291,662
2027	1,739,955
2028	1,265,101
2029	769,546
2030	588,394
2031	5,153,072
2032	3,748,939
2033	1,438,676
2034	5,601,927
$20,597,272

8. Supplemental Oil and Gas Disclosures (Unaudited)

The following supplemental information regarding the oil and gas activities of the Company for 2014 and 2013 is presented pursuant to the disclosure requirements promulgated by the Securities and Exchange Commission and ASC 932, "Disclosures About Oil and Gas Producing Activities." Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below.

CAPITALIZED COST OF OIL AND GAS PRODUCING ACTIVITIES

	2014	2013
As of October 31	United States	United States
Unproved properties not being amortized	$--	$--
Proved property being amortized	10,515,204	8,387,479
Accumulated depreciation, depletion amortization and impairment	(9,779,448)	(6,309,607)
Net capitalized costs	$735,756	$2,077,872

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION, AND DEVELOPMENT ACTIVITIES

As of October 31	2014	2013

Property acquisition costs—proved and unproved properties	$--	$--
Exploration costs	$--	$699,335
Development costs	$3,681,623	$649,003

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

The following table illustrates the Company’s estimated net proved reserves, including changes, and proved developed reserves for the periods indicated, as estimated by Hite & Associates for the years ended October 31, 2014 and 2013, respectively. The oil and natural gas price as of October 31, 2014 and 2013 is based on the 12-month unweighted average of the first of the month prices of the West Texas Intermediate posted price. The oil and natural gas prices were adjusted by lease for quality, transportation fees, and regional price differentials. The gas price as of October 31, 2014 and 2013 is based on the 12-month unweighted average of the first of the month prices of the Henry Hub spot price. All prices are adjusted by lease for energy content, transportation fees, and regional price differentials. All prices are held constant in accordance with SEC guidelines. All proved reserves are located in the United States.

	Oil BBls	Gas Mcf
October 31, 2012	586,300	510,090

Revisions of previous estimates	(511,801)	(296,245)
Acquisition of minerals in place	--	--
Sales of minerals in place	--	--
Production	(16,139)	(18,285)
October 31, 2013	58,360	195,560

Revisions of previous estimates	(17,503)	(154,195)
Acquisition of minerals in place	--	--
Sales of minerals in place	(910)	(4,570)
Production	(11,107)	(19,395)
October 31, 2014	28,840	17,400

The Company's proved developed reserves are as follows:

	Developed		Undeveloped
	Oil BBls	Gas Mcf	Oil BBls	Gas Mcf
October 31, 2014	28,840	17,400	--	--
October 31, 2013	58,360	195,560	--	--
October 31, 2012	76,000	234,526	510,300	275,564

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOW

The following Standardized Measure of Discounted Future Net Cash Flow information has been developed utilizing ASC 932, Extractive Activities —Oil and Gas, (ASC 932) procedures and based on oil and natural gas reserve and production volumes estimated by Hite & Associates. It can be used for some comparisons, but should not be the only method used to evaluate the Company or its performance. Further, the information in the following table may not represent realistic assessments of future cash flows, nor should the Standardized Measure of Discounted Future Net Cash Flow be viewed as representative of the current value of the Company.

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

Under the Standardized Measure, for the years ended October 31, 2014 and 2013 the future cash inflows were estimated by applying the 12 month average of the oil and natural gas prices on the first day of the month ($98.13 and $92.60 for oil and $4.29 and $2.34 for natural gas for the years ended October 31, 2014 and 2013, respectively) to the estimated future production of year-end proved reserves. Estimates of future income taxes are computed using current statutory income tax rates including consideration for estimated future statutory depletion and tax credits. The resulting net cash flows are reduced to present value amounts by applying a 10% discount factor. Use of a 10% discount rate and year-end prices were required. At October 31, 2014 and 2013, as specified by the SEC, the prices for oil and natural gas used in this calculation were the unweighted 12-month average of the first day of the month (12-month unweighted average) cash price quotes, except for volumes subject to fixed price contracts.

	2014	2013
Future cash inflows	$2,623,080	$6,077,480
Future development costs	(136,170)	(321,400)
Future production costs	(1,215,530)	(2,940,800)
Future income tax expenses	-	-
Future net cash flows before 10% discount	1,271,380	2,815,280
10%Annual discount for estimated timing of cash flows	(262,700)	(713,950)

Standardized measure discounted future net cash flows	$1,008,680	$2,101,330

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

The following is a summary of the changes in the Standardized Measure of discounted future net cash flows for the Company’s proved oil and natural gas reserves during each of the years in the two year period ended October 31, 2014:

	2014	2013
Beginning of the year	$2,101,330	$7,682,610
Sales and transfers of oil and gas produced, net of production costs	(799,057)	(924,607)
Net changes in prices and production costs	306,123	(6,104,363)
Net changes in income taxes	-	-
Production costs incurred	61,626	647,901
Changes in estimated future development costs, net of current development costs	(166,349)	16,571,027
Acquisition of minerals in place	--	--
Revision of previous estimates	(519,601)	(12,918,359)
Change of discount	210,833	768,261
Change in production rate and other	(186,225)	(3,621,140)

End of year	$1,008,680	$2,101,330

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

Based on management’s evaluation, our Interim President and Chief Financial Officer concluded that, as of October 31, 2014, our disclosure controls and procedures were not designed at a reasonable assurance level and were ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our interim president and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)

Due to our small size, we did not have sufficient personnel in our accounting and financial reporting functions nor do we have a proper segregation of duties. During the year ended October 31, 2014, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. In addition, we have had an overreliance on consultants involved in our financial statement closing process. As a result we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

b)

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2014.

This annual report does not include an attestation report by Malone Bailey LLP, our independent registered public accounting firm, regarding internal control over financial reporting. As a smaller reporting company, our management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers and their ages, titles, and biographies as of February 5, 2015 are set forth below:

NAME	AGE	OFFICE HELD
Rhonda Rosen	58	Interim President
Donald Giannattasio	58	Chief Financial Officer
Rick Wilson	57	Director
Harold Hodgson	55	Director
Al Conrad Kerr, Jr.	58	Director

Directors are elected annually and hold office until the next annual meeting of the stockholders of the Company and until their successors are elected. Officers are elected annually and serve at the discretion of the Board of Directors. There is no family relationship between any of our executive officers or directors.

Rhonda Rosen has been our Interim President since December 30, 2013. Between October and December 2013, Ms. Rosen has served as a consultant to the board of directors of the Company. She also serves as part time Chief Financial Officer of RenovaCare, Inc. Between June and September 2013, Ms. Rosen served as the interim President and Chief Executive Officer of RenovaCare, Inc. From May 2012 through March 2013, Ms. Rosen served as the Chief Financial Officer of Armada Oil, Inc. From August 2010 through February 2012, Ms. Rosen was the Treasurer, Chief Financial Officer and Chief Administrative Officer of Tonix Pharmaceuticals Holding Corp. and its wholly owned subsidiaries. Ms. Rosen has also been a partner at Tatum since March 2010, where she provides executive level financial consulting services. Between July 2007 and February 2010, Ms. Rosen served as the Treasurer and Chief Financial Officer of Validus Pharmaceuticals LLC and its predecessor companies. Between November 2006 and July 2007, Ms. Rosen was the Senior Vice President of Wood Creek Capital Management, the founding sponsor of Validus Pharmaceuticals LLC. Previously, Ms. Rosen was the Director of Sales at Liability Solutions Inc. (2004 to 2005); Managing Director of Insurance and Alternative Asset Management Investment Banking at Putnam Lovell NBF (1999 to 2003); and Managing Director of Insurance Investment Banking at CIBC World Markets (formerly Oppenheimer & Co.) (1992-1999). Ms. Rosen earned her MBA in Finance & Accounting and her BS in Economics from The Wharton School of Business and her MS in Taxation from the Fox School of Business. Ms. Rosen started her career with PricewaterhouseCoopers LLP and is a Certified Public Accountant in the State of Pennsylvania.

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

Harold Hodgson has been a Director since June 2014. Mr. Hodgson was a financial advisor at Haywood Securities Inc. for over 30 years until May 2014. Mr. Hodgson has been the President and a Director of Langley International Speedway since 2003. Mr. Hodgson has also been a Director and Secretary of 4224973 Canada Inc., a closely held real estate company, since February 2013. Mr. Hodgson was a registered investment advisor in Canada until his retirement from Haywood Securities Inc. in May 2014. Mr. Hodgson was elected as the board representative for the holders of the Series B Preferred Stock. Mr. Hodgson was selected to serve as a director due to his familiarity with the Company’s business and the oil and gas industry.

Al Conrad Kerr, Jr. has been a Director since December 2014. Mr. Kerr is a senior energy professional with over thirty (30) years of diversified experience in the natural gas, LNG, power generation, exploration and production industries in Africa, Asia, the Middle East and North America. His experience includes international business development, project execution and marketing as well as strategy planning. Since January 2011, Mr. Kerr has served as the Vice President of Pacific LNG Operations Ltd. in Singapore, a natural gas exploration company. Between June 2009 through January 2011, Mr. Kerr was a Principal of Caribbean LNG (Jamaica) Limited, a company working to develop natural gas distribution in Jamaica. Previously, Mr. Kerr was a Managing Director – Head of Global LNG at Merrill Lynch Commodities Inc. (2007 – 2009). Mr. Kerr previously worked for Mobil and ExxonMobil (1996 – 2007), Tenneco Gas Company (1994 – 1996), TransAlta Utility Corp. (1992 – 1994), Stewart and Stevenson Corporation (1986 – 1992) and Koomey Incorporated (1980 – 1985). Mr. Kerr has a Bachelor’s Degree in Business Administration from the University of Texas. Mr. Kerr was previously an Officer in the U.S. Merchant Marines with a Captain’s License from the United States Coast Guard. Mr. Kerr was selected to serve as a director due to his familiarity with the oil and gas industry.

Family Relationships

None.

Board Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that Rick Wilson is an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

Meetings and Committees of the Board of Directors

During the fiscal year ended October 31, 2014, our board of directors held two meetings and approved certain actions by unanimous written consent. We expect our directors to attend all board and committee meetings and to spend the time needed and meet as frequently as necessary to properly discharge their responsibilities. Due to the limited size of our board of directors, we have determined to suspend the use of board committees. As a result, the board as a whole carries out the functions of audit, nominating and compensation committees.

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

43

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

During fiscal 2014, we believe that our directors and executive officers complied with all Section 16(a) filing requirements. With respect to Silver Bullet, a holder of more than 10% of our common stock, Silver Bullet did not timely file an Initial Statement of Beneficial Ownership on Form 3 and a Statement of Changes in Beneficial Ownership on Form 4 regarding a transaction that should have been reported during fiscal 2014. The Company has informed Silver Bullet about the obligation to file the forms.

The table below accounts for the Form 3 and Form 4 reporting Silver Bullet’s holdings.

Name	# of Late Reports	Transactions Not Timely Reported	Known Failures to File a Required Form
Silver Bullet Property Holdings SDN BHD	2	2	2

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

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and the highest paid executive officer and one other highest paid individual whose total annual salary and bonus exceeded $100,000 for fiscal years 2014 and 2013. In accordance with the rules of the SEC, this table omits columns that are not relevant.

Name and Principal Position	Year	Salary ($)	Option Awards ($)	All Other Compensation ($) (1)	Total ($)

Rhonda Rosen	2014	60,000	-	-	60,000
Interim President

Bruno Mosimann	2014	--	--	--	--
Interim Chief Executive Officer (2)	2013	--	--	--	--

David DeMarco	2014	157,636	--	--	157,636
Special Advisor and	2013	204,000	--	--	204,000
Former Chief Executive Officer (3)

Donald Giannattasio	2014	120,000	--	--	120,000
Chief Financial Officer	2013	120,000	--	--	120,000

Eric Urban	-	-	--	--	-
Special Advisor	2013	120,000	--	--	120,000

Henry Overstreet	2014	106,636	--	--	106,636
Manager of Operations	2013	138,000	--	--	138,000

______________

(1)	Other compensation represents consulting fees paid to or earned by the officers.

(2)	Mr. Mosimann served as interim chief executive officer between October 3, 2013 and December 24, 2013. He did not receive salary in addition to his fees as a member of the Board of Directors.

(3)	Mr. DeMarco served as chief executive officer until his resignation on October 3, 2013, then continued serving the Company as a Special Advisor until August 12, 2014.

Employment Contracts and Termination of Employment and Change-In-Control Arrangements

None.

Option/SAR Grants in Fiscal Year Ended October 31, 2014

None.

Outstanding Equity Awards at Fiscal Year-End

None.

Equity Compensation Plan Information

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)
Equity compensation plan approved by security holders (1)	--	$--	2,000,000

Equity compensation plan approved by security holders (2)	66,667	$3.00	1,811,135

Total	66,667	$3.00	3,811,135

(1)

We established the 2006 Plan, under which 2,000,000 shares of common stock were reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of October 31, 2014, no shares were issuable upon exercise of options granted to employees and directors.

(2)

We established the 2008 Plan, under which no more than 10% of the total number of shares of common stock issued and outstanding may be reserved for issuance upon the exercise of stock options, stock awards or restricted stock. As of October 31, 2014, 1,018,833 shares were issuable upon exercise of options granted to employees and directors.

Director Compensation

The following table summarizes the compensation for our non-employee board of directors for the fiscal year ended October 31, 2014. All compensation paid to our employee directors is included under the summary compensation table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Rick Wilson	10,000	--	--	--	10,000
Bruno Mosimann (1)	10,000	--	--	--	10,000
Richard Hunter (2)	20,000	--	--	--	20,000
Harold Hodgson	--	--	--	--	--

____________

(1)	Mr. Mosimann resigned as a director on December 24, 2013.

(2)	Mr. Hunter resigned as a director effective August 1, 2014.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of our common stock as of February 5, 2015:

•	by each person who is known by us to beneficially own more than 5% of our common stock;
•	by each of our officers and directors; and
•	by all of our officers and directors as a group.

Name And Address Of Beneficial Owner (1)	Number of Shares Owned (2)		Percentage of Class (3)

Executive Officers and Directors
Rhonda Rosen	0		*
Donald Giannattasio	1,000		*
Rick Wilson	66,667	(4)	*
Harold Hodgson	1,092,922		5.79%
Al Conrad Kerr, Jr.	0		*
All Officers and Directors as a Group (6 persons)	1,160,589		6.15%

Silver Bullet Property Holdings SDN BHD	2,147,165		11.38%

____________

*	Denotes less than 1%.

(1)	The address for each of our officers and directors is 800 Bering, Suite 250, Houston, Texas 77057.

(2)

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of February 5, 2015 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)	Percentage based on 18,872,832 shares of common stock outstanding as of February 5, 2015.

(4)	Represents 66,667 shares of common stock issuable to Rick Wilson, which may be acquired upon the exercise of stock options that were exercisable as of February 5, 2015.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than as disclosed below, during the last two fiscal years, there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

On October 23, 2013, the Company issued 500,000 shares of common stock at a purchase price of $2.00 per share (the “Per Share Purchase Price”) to Silver Bullet pursuant to a common stock purchase agreement (the “Common Stock Purchase Agreement.”). The Common Stock Purchase Agreement contains an anti-dilution provision whereby the Company would be required to issue to Silver Bullet additional stock in the event the Company sold or granted equity or debt securities below the Per Share Purchase Price at any time until October 24, 2014. As a result of the issuance of the Debenture and Series B Preferred Stock on June 6, 2014, an additional 500,000 shares were issuable to Silver Bullet.

Subsequently on June 6, 2014, the Company entered into a subscription agreement with Pacific LNG whereby the Company issued a Debenture and Series B Preferred Stock at a purchase price of $1.00 per share. As a result of the transaction with Pacific LNG, the Company issued 500,000 shares of common stock to Silver Bullet pursuant to the aforementioned anti-dilution provision. Accordingly, as of June 6, 2014, Silver Bullet beneficially owned more than 5% of the Company’s outstanding common stock.

On August 26, 2014, the Company entered into a Exchange Agreement with Silver Bullet, which amended an aggregate amount of $3,220,000 of promissory notes held by Silver Bullet dated November 19, 2010, September 27, 2011, November 1, 2011, December 1, 2011, June 12, 2012 and August 28, 2013 such that (i) all interest accruing after June 30, 2014 shall be exchanged for shares of common stock on a quarterly basis in arrears and (ii) the maturity date of each of the promissory notes was extended to December 31, 2015. Pursuant to the Exchange Agreement, the Company issued 1,052,407 shares of common stock to Silver Bullet on September 2, 2014 in exchange for all accrued and unpaid interest on the promissory notes through June 30, 2014. Subsequently on December 18, 2014, we issued Silver Bullet an aggregate of 94,758 shares of common stock with 20,183 shares of common stock at a cost base of $1.62 per share and 74,575 shares of common stock at a cost base of $1.31 per share in exchange for interest due on the notes for the quarters ended July 31, 2014 and October 31, 2014 pursuant to the Exchange Agreement. The interest due on the notes for the quarter ended January 31, 2015 is $97,216.

On October 16, 2014, the Company entered into a subscription agreement with Silver Bullet whereby the Company issued to Silver Bullet 1,000,000 shares of Series C Preferred Stock at a purchase price of $1.00 per share.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended October 31, 2014 and 2013, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were approximately $86,000 and $105,000, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $nil for audit related fees during the fiscal years ended October 31, 2014 and 2013.

Tax and Other Fees. We did not incur fees to our independent auditors for tax and fees during the fiscal years ended October 31, 2014 and 2013.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

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

3.07

Certificate of Designation of the Series B Convertible Preferred Stock, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on June 13, 2014 and incorporated herein by reference.

3.08

Certificate of Designation of the Series C Convertible Preferred Stock, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on October 21, 2014 and incorporated herein by reference.

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

10.05	Form of Warrant, issued February 2, 2011, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on February 8, 2011 and incorporated herein by reference.

10.06	Form of Warrant, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on March 23, 2011 and incorporated herein by reference.

10.07

Allonge to Promissory Note, dated as of September 27, 2011, by and between Blacksands Petroleum, Inc. and Silver Bullet Property Holdings SDN BHD, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on October 19, 2011 and incorporated herein by reference.

10.08

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

10.10

Contribution Agreement, dated as of July 20, 2012, by and among Blacksands Petroleum, Inc., ApClark, LLC and KP-RAHR Ventures III, LLC, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on July 26, 2012 and incorporated herein by reference.

10.11

Company Agreement of ApClark, LLC, dated as of July 20, 2012, by and between Blacksands Petroleum, Inc. and KP-RAHR Ventures III, LLC, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on July 26, 2012 and incorporated herein by reference.

10.12

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

10.16

Partial Assignment of Oil, Gas and Mineral Leases and Bill of Sale of Wells, dated as of March 17, 2014, by and between ApClark, LLC and PIE Holdings, LP, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on June 13, 2014 and incorporated herein by reference.

10.17

Partial Assignment of Oil, Gas and Mineral Leases and Bill of Sale of Wells, dated as of March 31, 2014, by and between ApClark, LLC and PIE Holdings, LP, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on June 13, 2014 and incorporated herein by reference.

10.18

Subscription Agreement by and between Blacksands Petroleum, Inc. and Pacific LNG Operations Ltd., dated June 6, 2014, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on June 13, 2014 and incorporated herein by reference.

50

10.19

Form of Debenture, dated June 6, 2014, issued to Pacific LNG Operations Ltd., filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on June 13, 2014 and incorporated herein by reference.

10.20

Amendment and Exchange Agreement, by and between Blacksands Petroleum, Inc. and Silver Bullet Property Holdings SDN BHD, dated August 26, 2014, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on August 29, 2014 and incorporated herein by reference.

10.21

Amendment 2 to Development Agreement, dated July 9, 2014, by and among ApClark, LLC, Blacksands Petroleum Texas, LLC, NRG Assets Management, LLC and Adwar Drilling Fund II, LP, filed as an exhibit to the quarterly report on Form 10-Q, filed with the Securities Exchange Commission on September 15, 2014 and incorporated herein by reference.

10.22

Participation and Development Agreement, dated August 9, 2014, by and between ApClark, LLC and Adwar Drilling Fund III, L.P., filed as an exhibit to the quarterly report on Form 10-Q, filed with the Securities Exchange Commission on September 15, 2014 and incorporated herein by reference.

10.23

Subscription Agreement by and between Blacksands Petroleum, Inc. and Silver BF Ventures SDN BHD, dated October 16, 2014, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on October 21, 2014 and incorporated herein by reference.

14.01

Code of Ethics, included in Business Conduct Policy, dated October 27, 2008, filed as an exhibit to the current report on Form 8-K, filed with the Securities Exchange Commission on October 28, 2008 and incorporated herein by reference.

21.01	Subsidiaries of the registrant+

23.01	Consent of Hite & Associates, Independent Petroleum Engineers+

31.01	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Report of Hite & Associates, Independent Petroleum Engineers+

101 INS	XBRL Instance Document

101 SCH	XBRL Taxonomy Extension Schema Document

101 CAL	XBRL Taxonomy Calculation Linkbase Document

101 LAB	XBRL Taxonomy Labels Linkbase Document

101 PRE	XBRL Taxonomy Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

___________

 + filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSANDS PETROLEUM, INC.

Date: February 11, 2015	By:	/s/ Rhonda Rosen
Rhonda Rosen
Interim President (Principal Executive Officer)

Date: February 11, 2015	By:	/s/ Donald Giannattasio
Donald Giannattasio
Chief Financial Officer (Principal Financial Officer and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rick Wilson	Director	February 11, 2015
Rick Wilson

/s/ Harold Hodgson	Director	February 11, 2015
Harold Hodgson

/s/ Al Conrad Kerr, Jr.	Director	February 11, 2015
Al Conrad Kerr, Jr.

