Form 10-Q
period 2015-01-31
BLACKSANDS PETROLEUM, INC.
filed 2015-03-13
CIK 1308137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2015

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

As of March 11, 2015, there were 18,872,832 shares of registrant’s common stock outstanding.

BLACKSANDS PETROLEUM, INC.

FORM 10-Q

For the Quarter Ended January 31, 2015

Blacksands Petroleum, Inc. and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	January 31, 2015	October 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$521,585	$678,940
Accounts receivable	47,934	210,577
Prepaid expenses	452,484	522,073
Total Current Assets	1,022,003	1,411,590
Oil and gas property costs (successful efforts method of accounting)
Proved	452,705	735,756
Other assets	50,000	50,000
TOTAL ASSETS	$1,524,708	$2,197,346
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Note payable	$60,000	$60,000
Notes payable related party	3,220,000	--
Accounts payable	172,533	129,400
Accrued expenses	2,293,411	2,372,075
Total Current Liabilities	5,745,944	2,561,475
Notes Payable, net of discount of $1,281,429 and $1,312,873	2,818,571	2,787,127
Notes payable related party	--	3,220,000
Asset retirement obligation	92,842	91,707
Total Liabilities	8,657,357	8,660,309
Stockholders’ Deficiency:
Preferred stock - $0.01 par value; 10,000,000 shares authorized:
Series A - $.001 par value, 310,000 shares authorized, nil shares issued and outstanding	--	--
Series B - $.001 par value; 2,217,281 shares authorized, 500,000 shares issued and outstanding	500	500
Series C - $.001 par value; 1,750,000 shares authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock - $0.001 par value; 100,000,000 shares authorized; 19,372,774 and 19,278,017 shares issued and outstanding at January 31, 2015 and October 31, 2014, respectively	19,373	19,278
Additional paid-in capital	28,570,437	28,440,320
Accumulated deficit	(35,723,959)	(34,924,061)
Total Stockholders’ Deficiency	(7,132,649)	(6,462,963)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,524,708	$2,197,346

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three months ended January 31,
	2015	2014
Revenue:
Oil and gas revenue	$133,555	$328,297

Expenses:
Selling, general and administrative	205,325	341,635
Depreciation and depletion	48,780	197,801
Accretion	1,135	8,444
Lease operating expenses	175,476	178,780
Gain on sale of oil and gas properties	--	(621,670)
Impairment of oil and gas property interest	269,906	2,219,813

Total expenses	700,622	2,324,803
Loss from Operations	(567,067)	(1,996,506)

Other income and expense:
Interest expense	(232,831)	(508,457)
Total Other Income (Expense)	(232,831)	(508,457)

Loss before provision for income taxes	(799,898)	(2,504,963)
Provision for income taxes	--	--
Net Loss	(799,898)	(2,504,963)
Preferred stock dividends	11,250	--
Net loss attributable to common shareholders	$(811,148)	$(2,504,963)

Loss Per Share attributable to common shareholders
Basic and diluted	$(0.04)	$(0.14)
Weighted Average Shares Outstanding
Basic and diluted	19,324,366	17,719,530

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Three Months Ended January 31, 2015 and 2014

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(799,898)	$(2,504,963)
Adjustments to reconcile net loss to net cash flows from operating activities:
Impairment of oil and gas property costs	269,906	2,219,813
Equity compensation expense	--	15,024
Amortization of debt discount	31,444	325,177
Depreciation, depletion and accretion	49,915	206,245
Gain on sale of oil and gas properties	--	(621,670)
Changes in operating assets and liabilities:
Accounts receivable	162,643	151,626
Prepaid expense and other current assets	69,589	(27,539)
Accounts payable	94,148	316,234
Net cash flows from operating activities	(122,253)	79,947

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property costs	(35,102)	(712,472)
Net cash flows from investing activities	(35,102)	(712,472)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(157,355)	(632,525)
CASH AND CASH EQUIVALENTS - Beginning of period	678,940	1,335,237
CASH AND CASH EQUIVALENTS - End of period	$521,585	$702,712

Supplemental Disclosures

Cash paid for interest	$84,995	$85,004
Cash paid for income taxes	$--	$--

Supplemental non-cash activities:
Payment of accrued interest to related party through issuance of common stock	$130,212	$--
Oil and gas property costs in accounts payable	$--	$1,680,897

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

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in annual report on Form 10-K for the year ended October 31, 2014 filed with the SEC on February 11, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited financial statements as reported in the 2014 annual report on Form 10-K have been omitted.

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

During the three months ended January 31, 2015 and 2014, the Company impaired its oil and gas properties by $269,906 and $2,219,813, respectively, which is reflected in the consolidated statements of operations.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $35,723,959 through January 31, 2015. In addition, the Company had a working capital deficit of $4,723,941 and cash and cash equivalents of $521,585 at January 31, 2015.

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

Reclassifications

Certain amounts included in the information for the quarter ended January 31, 2014 have been reclassified to conform to the presentation in the quarterly information included in the Form 10-Q for the quarter ended January 31, 2015.

2. Asset Retirement Obligation

The following table summarizes the change in the asset retirement obligation (“ARO”) for the periods ended January 31, 2015:

Beginning balance at November 1	$91,707
Liabilities settled	--
Liabilities incurred through acquisition of assets Liabilities settled through sale of assets	-- --
Accretion expense	1,135
Ending balance at January 31	$92,842

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

3. Commitments and Contingencies

The Company, as an owner or lessee and operator of oil and gas properties, is subject to various federal, state and local laws and regulations relating to discharge of materials into, and protection of, the environment. These laws and regulations may, among other things, impose liability on the lessee under an oil and gas lease for the cost of pollution clean-up resulting from operations and subject the lessee to liability for pollution damages. In some instances, the Company may be directed to suspend or cease operations in the affected area. The Company maintains insurance coverage, which it believes is customary in the industry, although the Company is not fully insured against all environmental risks. The Company is not aware of any environmental claims existing as of January 31, 2015, which have not been provided for, covered by insurance or otherwise have a material impact on its financial position or results of operations. There can be no assurance, however, that current regulatory requirements will not change, or past noncompliance with environmental laws will not be discovered on the Company’s properties.

On January 26, 2015, David DeMarco, a former Chief Executive Officer and director of the Company, filed a complaint against the Company in the District Court of Harris County, Texas, alleging that pursuant to a contract for work performed and/or services rendered, Mr. DeMarco is due $151,000 in deferred compensation that accrued during his tenure as Chief Executive Officer of the Company. Mr. DeMarco is seeking between $200,000 and $1 million in damages. Service of process was effected on February 17, 2015. The Company has reported $151,000 in accrued expenses.

4. Stockholders’ Equity

Issuance of Common Stock

In December 2014, 20,183 and 74,574 shares were issued to a related party for interest totaling $32,818 and $97,394 accruing for the month of July 2014 and for the quarter ended October 31, 2014, respectively. The Company has reported a gain on the issuance of these shares totaling $87,748, which because the shares were issued to a related party, is reflected as an increase in additional paid in capital.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at November 1, 2014	66,667	$3.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at January 31, 2015	66,667	$3.00
Exercisable at January 31, 2015	66,667	$3.00

During the three months ended January 31, 2015 and 2014, the Company recorded stock-based compensation of nil and $15,024, respectively, as general and administrative expenses. At January 31, 2015, the weighted average remaining life of the stock options is 5.37 years. There were no unamortized amounts of stock-based compensation at January 31, 2015.

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

As of January 31, 2015, we owned interests in approximately (i) 7,700 gross (4,000 net) acres in the Midland Basin, (ii) 108,715 gross (54,357 net) acres in the Pedregosa Basin, and (iii) 3,300 gross (1,650 net) acres in Colorado.

We have approximately 112,793 gross acres (56,100 net acres) held by production and continuous drilling operations. This includes approximately 3,100 gross acres (1,150 net acres) in Midland Basin and 108,715 gross acres (54,357 net acres) in the Pedregosa Basin. We also own between a 24% and 30% working interest in two wells in the Beech Creek Field, which are operated by Gaither Petroleum Corp. The Corporation has no production in Colorado.

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

Consolidated Results of Operations for the Three Months Ended January 31, 2015 Compared to the Three Months Ended January 31, 2014

Revenues for the three months ended January 31, 2015 totaled $133,555 as compared to $328,297 for the three months ended January 31, 2014. The decrease, totaling $194,742, resulted primarily from a decrease in oil production volume valued at approximately $96,840 and a drop in the average price of oil of $92,254. We anticipate that the production for the older wells will continue at low levels and expect that as the three wells completed during the fiscal year ended October 31, 2014 test additional formations, production from those wells may increase during 2015.

Selling, general and administrative expenses decreased $136,310 from $341,635 in the three months ended January 31, 2014 to $205,325 in the three months ended January 31, 2015. This decrease is primarily the result of a decrease of $119,621 in payroll and payroll related charges and a $12,500 decrease in director fees.

Depreciation, depletion and accretion decreased $156,330 from $206,245 in the three months ended January 31, 2014 to $49,915 for the period ended January 31, 2015. The decrease is the result of a decrease in production from the existing wells as well as the lower carrying value for the properties as a result of impairment changes in 2013 and 2014.

Lease operating expenses decreased by $3,304 from $178,780 in the three months ended January 31, 2014 to $175,476 in the three months ended January 31, 2015. The decrease was the result of lower production and partially offset by workover activities on the wells in the Beech Creek Fields.

During the three months ended January 31, 2015 and 2014, the Company tested and reported an impairment of our oil and gas properties costs in our AP Clark Field totaling $269,906 and $2,219,813, respectively.

Interest expense decreased by $275,626 from $508,457 in the three months ended January 31, 2014 to $232,831 in the three months ended January 31, 2015. This decrease is primarily related to a $325,177 decrease in the amortization of the discount on the amounts due to KP-Rahr Ventures III, LLC and partially offset by additional interest of $18,750 and the amortization of $31,444 on the convertible debenture to Pacific LNG Operations Ltd.

The gain on the sale of oil and gas properties of $621,670 in the three months ended January 31, 2014, was the result of selling our rights in the Cabeza Creek Field. In January 2014, we sold our interest in all of the wells in the Cabeza Creek Field for all depths from the surface to 8,500 feet below the surface in exchange for $50,000 and the assumption of $593,536 in current liabilities and all future liabilities associated with the plugging and abandoning of all wells in the Cabeza Creek Field. There were no sales of oil and gas properties in the three months ended January 31, 2015.

We incurred a net loss for the period ended January 31, 2015 of $799,898, compared to a net loss of $2,504,963 for the period ended January 31, 2014.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $521,585 as of January 31, 2015. The Company owes approximately $2.5 million in currently due accounts payable and accrued expenses, and $3.22 million in notes payable to Silver Bullet Property Holdings SDN BHD, which mature on December 31, 2015. As such, we currently do not have sufficient cash to engage in any further drilling or exploration activities. In addition, our cash balances are not sufficient to satisfy our anticipated cash requirements for normal operations, or to meet our immediate accounts payable and other obligations regarding our indebtedness or capital expenditures for the foreseeable future.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, as of January 31, 2015, we had $521,585 in cash and cash equivalents on hand, a working capital deficiency of approximately $4.7 million and an accumulated deficit of approximately $35.7 million.

We have incurred substantial losses since inception and we are not operating at cash flow breakeven. Our cash balance at January 31, 2015 is not sufficient to fully fund our business plan or to satisfy our cash requirements for normal operations, to meet our immediate accounts payable, accrued expenses and other obligations regarding our indebtedness or our anticipated development activities over the next twelve months. In view of our capital requirements, current cash resources, nondiscretionary expenses, debt and near term accounts payable and accrued expenses obligations, we may explore all strategic alternatives to maintain our business as a going concern including, but not limited to, a sale of assets of our company, or one or more other transactions that may include a comprehensive financial reorganization of our company.

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

Net Cash Used In Operating Activities

Cash used in operating activities in the period ended January 31, 2015 was $122,253, compared to $79,947 cash provided by operating activities in the period ended January 31, 2014. The increase in cash used in operating activities was primarily a result of a $293,733 decrease in the amortization of debt discounts, a $1,949,907 decrease in the impairment costs for oil and gas properties and a $ 222,086 decrease in accounts payable a $156,330 decrease in depletion and accretion and which was partially offset by a $1,705,065 decrease in the net loss, and a 2014 gain of $621,670 on the sale of the Cabeza Creek Field.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the three months ended January 31, 2015 was $35,102 compared to $712,472 in the period ended January 31, 2014. The costs for both periods presented relate to our oil and gas acquisitions and development activity. The costs in the three months ended January 31, 2014 represent the costs paid to drill the three new, completed wells in the AP Clark Field. There were no acquisitions of additional leaseholds incurred in either quarter.

Cash Flows From Financing Activities

There was no cash provided by financing activities for the quarters ended January 31, 2015 and 2014.

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

Our proved reserves include estimated quantities related to production sharing contracts, which are reported under the “economic interest” method and are subject to fluctuations in prices of crude oil, natural gas and natural gas liquids, recoverable operating expenses, and capital costs. The estimation of proved developed reserves also is important to the statement of operations because the proved developed reserve estimate for a field serves as the denominator in the unit-of-production calculation of depreciation, depletion and amortization of the capitalized costs for that asset.

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

Our management, with the participation of our interim president and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of January 31, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our interim president and chief financial officer concluded that, as of January 31, 2015 our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)

Due to our small size, we did not have sufficient personnel in our accounting and financial reporting functions nor do we have a proper segregation of duties. During the period ended January 31, 2015, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. In addition, we have had an overreliance on consultants involved in our financial statement closing process. As a result we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

b)

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On January 26, 2015, David DeMarco, a former Chief Executive Officer and director of the Company, filed a complaint against the Company in the District Court of Harris County, Texas, alleging that pursuant to a contract for work performed and/or services rendered, Mr. DeMarco is due $151,000 in deferred compensation that accrued during his tenure as Chief Executive Officer of the Company. Mr. DeMarco is seeking between $200,000 and $1 million in damages. Service of process was effected on February 17, 2015.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2014, 20,183 and 74,575 shares were issued for interest accruing for the month of July 2014 and for the quarter ended October 31, 2014, respectively.

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

BLACKSANDS PETROLEUM, INC.

Date: March 13, 2015	By:	/s/ RHONDA ROSEN
	Name:	Rhonda Rosen
	Title:	Interim President (Principal Executive Officer)

Date: March 13, 2015	By:	/s/ DONALD GIANNATTASIO
	Name:	Donald Giannattasio
	Title:	Chief Financial Officer

