Form 10-Q
period 2015-04-30
BLACKSANDS PETROLEUM, INC.
filed 2015-06-15
CIK 1308137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2015

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

As of June 10, 2015, there were 20,078,343 shares of registrant’s common stock outstanding.

BLACKSANDS PETROLEUM, INC.

FORM 10-Q

For the Quarter Ended April 30, 2015

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Balance Sheets

	April 30, 2015	October 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$222,779	$678,940
Accounts receivable	12,299	210,577
Prepaid expenses	225,805	522,073
Total Current Assets	460,883	1,411,590
Oil and gas property costs (successful efforts method of accounting)
Proved	518,348	735,756
Other assets	50,000	50,000
TOTAL ASSETS	$1,029,231	$2,197,346
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Note payable	$60,000	$60,000
Notes payable – related party	3,220,000	--
Accounts payable	118,575	129,400
Accrued expenses	2,254,090	2,372,075
Total Current Liabilities	5,652,665	2,561,475
Notes Payable, net of discount of $570,933 and $1,312,873	2,858,725	2,787,127
Notes payable – related party	--	3,220,000
Asset Retirement obligation	93,938	91,707
Total Liabilities	8,605,328	8,606,309
Stockholders’ Deficiency:
Preferred stock - $0.001 par value; 10,000,000 shares authorized:
Series A - $.001 par value, 310,000 shares authorized, nil shares issued and outstanding	--	--
Series B - $.001 par value, 2,217,281 shares authorized, 500,000 shares issued and outstanding	500	500
Series C - $.001 par value, 1,750,000 authorized, 1,000,000 shares issued and outstanding	1,000	1,000
Common stock - $0.001 par value; 100,000,000 shares authorized; 19,567,620 and 19,278,017 shares issued and outstanding at April 30, 2015 and October 31, 2014, respectively	19,568	19,278
Additional paid-in capital	28,667,636	28,440,320
Accumulated deficit	(36,264,801)	(34,924,061)
Total Stockholders’ Deficiency	(7,576,097)	(6,462,963)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,029,231	$2,197,346

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Blacksands Petroleum, Inc. and Subsidiaries Consolidated Statements of Operations (Unaudited)

	Six Months Ended April 30,		Three Months Ended April 30,
	2015	2014	2015	2014

Revenue:
Oil and gas revenue	$274,473	$596,700	$140,918	$268,403

Expenses:
Selling, general and administrative	390,668	715,983	185,343	374,348
Depreciation and depletion	178,043	296,577	129,263	98,776
Accretion expense	2,231	13,941	1,096	5,497
Lease operating expenses	302,949	300,571	127,473	121,791
Impairment of oil and gas property interest	269,906	2,219,813	--	--

Total expenses	1,143,797	3,546,885	443,175	600,412

Loss from operations	(869,324)	(2,950,185)	(302,257)	(332,009)

Other income and (expense):
Interest expense	(471,415)	(1,172,204)	(238,584)	(663,747)
Gain on sale of oil and gas properties	--	645,323	--	23,653
Other income	--	1,760,392	--	1,760,392

Total other income (expense)	(471,415)	1,233,511	(238,584)	1,120,298

Loss before provision for income taxes	(1,340,739)	(1,716,674)	(540,841)	788,289
Provision for income taxes	--	--	--	--
Net loss	(1,340,739)	(1,716,674)	(540,841)	788,289
Preferred stock dividends	22,500	--	11,250	--
Net loss attributable to common shareholders	$(1,363,239)	$(1,716,674)	$(552,091)	$788,289

Loss per share attributable to common shareholders
Basic	$(0.07)	$(0.10)	$(0.03)	$0.04
Diluted	$(0.07)	$(0.10)	$(0.03)	$0.04
Weighted Average Shares Outstanding
Basic	19,348,169	17,720,983	19,403,984	17,722,485
Diluted	19,348,169	17,720,983	19,403,984	18,028,257

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLACKSANDS PETROLEUM, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Six Months Ended April 30, 2015 and 2014

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,340,739)	$(1,716,674)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of oil and gas property costs	269,906	2,219,813
Equity compensation expense	--	28,122
Amortization of debt discount	71,598	758,648
Depreciation, depletion and accretion	180,274	310,518
Gain on sale of oil and gas properties	--	(645,323)
Changes in operating assets and liabilities:
Accounts receivable	198,278	225,370
Prepaid expense and other current assets	296,267	(20,223)
Accounts payable	98,264	336,875
Net cash flows from operating activities	(226,152)	1,497,126

CASH FLOWS FROM INVESTING ACTIVITIES
Oil and gas property costs	(230,009)	(2,522,220)
Proceeds from the sale of Cabeza Creek	--	50,000
Net cash flows from investing activities	(230,009)	(2,472,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	--	2,000,000
Net cash flows from financing activities	--	2,000,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(456,161)	1,024,906
CASH AND CASH EQUIVALENTS - Beginning of period	678,940	1,335,237
CASH AND CASH EQUIVALENTS - End of period	$222,779	$2,360,143

Supplemental Disclosures

Cash paid for interest	$168,161	$167,237
Cash paid for income taxes	$--	$--

Supplemental non-cash activities:
Payment of accrued interest to related party through issuance of common stock	$227,783	$--

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

During the six months ended April 30, 2015 and 2014, the Company impaired its oil and gas properties by $269,906 and $2,219,813, respectively, which is reflected in the consolidated statement of operations.

The Company recorded income in the six months ended April 30, 2014 of $1,760,392 in connection with the transfer of some of the Company’s interest in three wells to PIE Holdings, LP. This income is included in the income statements as other income.

Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $36,264,801 through April 30, 2015. In addition, the Company had a working capital deficit of $5,191,782 and cash and cash equivalents of $222,779 at April 30, 2015.

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

2. Asset Retirement Obligation

The following table summarizes the change in the asset retirement obligation (“ARO”) for the periods ended April 30, 2015:

Beginning balance at November 1	$91,707
Liabilities settled	--
Liabilities incurred through acquisition of assets	--
Liabilities settled through sale of assets	--
Accretion expense	2,231
Ending balance at April 30	$93,938

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

On January 26, 2015, David DeMarco, a former Chief Executive Officer and director of the Company, filed a complaint against the Company in the District Court of Harris County, Texas, alleging that pursuant to a contract for work performed and/or services rendered, Mr. DeMarco is due $151,000 in deferred compensation that accrued during his tenure as Chief Executive Officer of the Company. Service of process was effected on February 17, 2015. On May 5, 2015, the Company filed an answer to the complaint denying the allegations. The matter is currently in the discovery stage. The Company has reported $151,000 in accrued expenses.

On February 18, 2015, Dan A. Hughes, L.P. (“Hughes”) filed a complaint against the Company and its wholly owned subsidiary Blacksands Petroleum Texas, LLC (“Blacksands Texas”) in the District Court of the 156th Judicial District of Bee County, Texas, alleging that the Company and Blacksands Texas owe certain costs and expenses to Hughes in connection with Blacksands Texas’ interests in the Del Norte Prospect located in Grande County, Colorado, pursuant to the Letter Agreement and Operating Agreement by and between Blacksands Texas and Hughes, each dated September 9, 2010 (together, the “Hughes Agreements”).  Hughes seeks to recover damages in the amount of $99,730 for the breach of contract in the amounts unpaid and due to Hughes, plus interest on such past due amounts, as well as all legal or equitable right and interest of Blacksands Texas in and to the Del Norte prospect. On May 5, 2015, the Company filed an answer to the complaint denying the allegations.

On February 18, 2015, Hughes filed a complaint against the Company and Blacksands Texas in the District Court of the 36th Judicial District of Bee County, Texas, alleging that the Company and Blacksands Texas owe certain costs and expenses in the amount of $1,166,301 to Hughes in connection with Blacksands Texas’ interests in the Pedrogosa Basin located in Hidalgo County, New Mexico, pursuant to the Hughes Agreements.  Hughes seeks to recover damages for the breach of contract in the amounts unpaid and due to Hughes, plus interest on such past due amounts, as well as all legal or equitable right and interest of Blacksands Texas in and to the Pedrogosa Basin project. The claim is subject to an arbitration provision. On May 5, 2015, the Company filed an answer to the complaint denying the allegations and a motion to compel arbitration.

The Company has reported approximately $1,208,000 in accrued expenses for both Hughes litigation matters.

4. Stockholders’ Equity

Issuance of Common Stock

In December 2014, 20,183 and 74,574 shares were issued to a related party for interest totaling $32,818 and $97,394 accruing for the month of July 2014 and for the quarter ended October 31, 2014, respectively. The Company has reported the excess of the fair market value of the shares issued over the accrued interests totaling $87,748 because the shares were issued to a related party. This amount is reflected as an increase in additional paid in capital.

In April 2015, 194,788 shares were issued to a related party for interest totaling $97,571 accruing for the quarter ended January 31, 2015. The Company has reported the excess of the fair market value of the shares issued over the accrued interests totaling $45,775 because the shares were issued to a related party. This amount is reflected as an increase in additional paid in capital.

Stock Options

A summary of the Company’s stock option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at November 1, 2014	66,667	$3.00
Granted	-	-
Exercised	-	-
Cancelled	-	-
Outstanding at April 30, 2015	66,667	$3.00
Exercisable at April 30, 2015	66,667	$3.00

During the six months ended April 30, 2015 and 2014, the Company recorded stock-based compensation of nil and $28,122, respectively, as general and administrative expenses. At April 30, 2015, the weighted average remaining life of the stock options is 5.12 years. There were no unamortized amount of stock-based compensation at April 30, 2015.

5. Subsequent Event

In June 2015, 510,723 shares were issued to a related party for interest totaling $94,218 shares for the quarter ended April 30, 2015.

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

As of April 30, 2015, we owned interests in approximately (i) 7,700 gross (4,000 net) acres in the Midland Basin, (ii) 108,715 gross (54,357 net) acres in the Pedregosa Basin, and (iii) 3,300 gross (1,650 net) acres in Colorado.

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

The Core Focus Areas provide us with the opportunity to grow reserves and cash flow by drilling and developing the properties. The Core Focus Areas we currently plan to concentrate on developing are in the AP Clark Field. The three wells that we commenced drilling on in the AP Clark Field in November 2013 were completed and have been producing. These wells came online in the month of May 2014 with the Corporation’s portion of the production averaging approximately 18 barrels of oil per day. During August 2014, the wells were shut in for completion and testing. The Corporation is still testing potential productive zones, and currently two wells are producing and hold the leases by production. The Corporation will need to raise additional capital in order to drill any potential future wells.

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

Consolidated Results of Operations for the Six and Three Months Ended April 30, 2015 Compared to the Six and Three Months Ended April 30, 2014

Revenues for the six months ended April 30, 2015 totaled $274,473 as compared to $596,700 for the six months ended April 30, 2014. Revenues for the three months ended April 30, 2015 totaled $140,918 as compared to $268,403 for the three months ended April 30, 2014. The decrease, totaling $322,227 for the six months ended April 30, 2015, resulted primarily from a decrease in oil production volume valued at approximately $100,576 and a drop in the average price of oil of $221,650. We anticipate that the production for the older wells will continue at low levels and expect that as the three wells completed during the fiscal year ended October 31, 2014 test additional formations, production from those wells may increase during 2015.

Selling, general and administrative expenses decreased $325,315 from $715,983 in the six months ended April 30, 2014 to $390,668 in the six months ended April 30, 2015. This decrease is primarily the result of decreases in payroll and payroll related charges of $243,960, director fees of $30,000 and professional services of $30,427 and a decrease of $28,122 in the stock based compensation recorded in the six months ended April 30, 2015 as the result of the vesting of previously granted stock options. There were no additional options granted during the six months ended April 30, 2015. Selling, general and administrative expenses decreased $189,005 from $374,348 in the three months ended April 30, 2014 to $185,343 in the three months ended April 30, 2015. This decrease is primarily the result of a decrease in payroll and payroll related charges of $121,900, director fees of $15,000, stock based compensation of $13,098 and professional services of $12,852.

Depreciation, depletion and accretion decreased $130,244 from $310,518 in the six months ended April 30, 2014 to $180,274 for the six months ended April 30, 2015. Depreciation, depletion and accretion increased $26,086 from $104,273 in the three months ended April 30, 2014 to $130,359 for the three months ended April 30, 2015. The decrease during the six months ended April 30, 2015 is the result of a decrease in production from the existing wells as well as the lower carrying value for the properties as a result of impairment charges in 2013, 2014 and 2015. The increase during the three months ended April 30, 2015 was the result of the depletion of the costs related to the three wells completed during 2014.

Lease operating expenses increased by $2,378 from $300,571 in the six months ended April 30, 2014 to $302,949 in the six months ended April 30, 2015. Lease operating expenses increased by $5,682 from $121,791 in the three months ended April 30, 2014 to $127,473 in the three months ended April 30, 2015.

During the six months ended April 30, 2015, the Company reported an impairment of our oil and gas properties totaling $269,906. During the six months ended April 30, 2014 the Company reported impairment of our oil and gas properties totaling $2,219,813.

Interest expense decreased by $700,789 from $1,172,204 in the six months ended April 30, 2014 to $471,415 in the six months ended April 30, 2015. Interest expense decreased by $425,163 from $663,747 in the three months ended April 30, 2014 to $238,584 in the three months ended April 30, 2015. This decrease is primarily related to an decrease in the amortization of the discount on the amounts due to KP Rahr, which became fully amortized in July 2014.

The gain on the sale of oil and gas properties of $645,323 in the six months ended April 30, 2014, was the result of selling our rights in the Cabeza Creek Field. In January 2014, we sold our interest in all of the wells in the Cabeza Creek Field for all depths from the surface to 8,500 feet below the surface in exchange for $50,000 and the assumption of $617,189 in current liabilities and all future liabilities associated with the plugging and abandoning of all wells in the Cabeza Creek Field.

 We incurred a net loss for the six months ended April 30, 2015 of $1,340,739, compared to a net loss of $1,716,674 for the six months ended April 30, 2014. We incurred a net loss for the three months ended April 30, 2015 of $540,841, compared to a net income of $788,289 for the three months ended April 30, 2014.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $222,779 as of April 30, 2015. The Company owes approximately $2.37 million in currently due accounts payable and accrued expenses, and $3.22 million in notes payable to Silver Bullet Property Holdings SDN BHD, which mature on December 31, 2015. As such, we currently do not have sufficient cash to engage in any further drilling or exploration activities. In addition, our cash balances are not sufficient to satisfy our anticipated cash requirements for normal operations, or to meet our immediate accounts payable and other obligations regarding our indebtedness or capital expenditures for the foreseeable future.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, as of April 30, 2015, we had $222,779 in cash and cash equivalents on hand, a working capital deficiency of approximately $5.2 million and an accumulated deficit of approximately $36 million.

We have incurred substantial losses since inception and we are not operating at cash flow breakeven. Our cash balance at April 30, 2015 is not sufficient to fund our business plan or to satisfy our cash requirements for normal operations, to meet our immediate accounts payable or other obligations regarding our indebtedness or our anticipated development activities over the next twelve months. In view of our capital requirements, current cash resources, nondiscretionary expenses, debt and near term accounts payable and accrued expenses obligations, we may explore all strategic alternatives to maintain our business as a going concern including, but not limited to, a sale of assets of our company, or one or more other transactions that may include a comprehensive financial reorganization of our company.

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

Net Cash Used In Operating Activities

Cash provided by operating activities in the period ended April 30, 2014 was $1,497,126, compared to cash used of $226,152 in the period ended April 30, 2015. The increase in cash used in operating activities was primarily a result of a decrease in non-cash impairment of oil and gas properties of $1,949,907 and amortization of debt discounts of $687,050, and a decrease in accounts payable of $238,610 which was partially offset by a decrease in the net loss of $375,935, an increase in prepaid expenses and other current assets of $316,490 and the gain reported in the six months ended April 30, 2014 for the sale of the Cabeza Creek property.

Cash Flows Used In Investing Activities

Net cash used in investing activities for the six months ended April 30, 2015 was $230,009 compared to $2,472,220 in the period ended April 30, 2014. The costs for both periods presented relate to our oil and gas acquisitions and development activity. The costs in the six months ended April 30, 2014 represent $2,522,220 of costs paid to drill the three new, uncompleted wells in the AP Clark Field, offset in part by $50,000 of cash received from the sale of Cabeza Creek. The costs incurred during the six months ended April 30, 2015 relate primarily to recompletion costs on the wells completed in 2014. There were no acquisitions of additional leaseholds incurred in either quarter.

Cash Flows From Financing Activities

During the six months ended April 30, 2014, we obtained additional financing through the sale of $1,500,000 in convertible debentures and 500,000 shares of Series B Preferred Stock in exchange for $2 million. There was no cash provided by financing activities during the six months ended April 30, 2015.

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

Our management, with the participation of our Interim President and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of April 30, 2015. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our interim president and chief financial officer concluded that, as of April 30, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. The material weaknesses, which relate to internal control over financial reporting, that were identified are:

a)

Due to our small size, we did not have sufficient personnel in our accounting and financial reporting functions nor do we have a proper segregation of duties. During the period ended April 30, 2015, we had limited staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the Securities and Exchange Commission. In addition, we have had an overreliance on consultants involved in our financial statement closing process. As a result we were not able to achieve adequate segregation of duties and were not able to provide for adequate reviewing of the financial statements. This control deficiency, which is pervasive in nature, results in a reasonable possibility that material misstatements of the financial statements will not be prevented or detected on a timely basis; and

b)

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On January 26, 2015, David DeMarco, a former Chief Executive Officer and director of the Company, filed a complaint against the Company in the District Court of Harris County, Texas, alleging that pursuant to a contract for work performed and/or services rendered, Mr. DeMarco is due $151,000 in deferred compensation that accrued during his tenure as Chief Executive Officer of the Company. Service of process was effected on February 17, 2015. On May 5, 2015, the Company filed an answer to the complaint denying the allegations. The matter is currently in the discovery stage.

On February 18, 2015, Dan A. Hughes, L.P. (“Hughes”) filed a complaint against the Company and its wholly owned subsidiary Blacksands Petroleum Texas, LLC (“Blacksands Texas”) in the District Court of the 156th Judicial District of Bee County, Texas, alleging that the Company and Blacksands Texas owe certain costs and expenses to Hughes in connection with Blacksands Texas’ interests in the Del Norte Prospect located in Grande County, Colorado, pursuant to the Letter Agreement and Operating Agreement by and between Blacksands Texas and Hughes, each dated September 9, 2010 (together, the “Hughes Agreements”). Hughes seeks to recover damages in the amount of $99,730 for the breach of contract in the amounts unpaid and due to Hughes, plus interest on such past due amounts, as well as all legal or equitable right and interest of Blacksands Texas in and to the Del Norte prospect. On May 5, 2015, the Company filed an answer to the complaint denying the allegations.

On February 18, 2015, Hughes filed a complaint against the Company and Blacksands Texas in the District Court of the 36th Judicial District of Bee County, Texas, alleging that the Company and Blacksands Texas owe certain costs and expenses in the amount of $1,166,301 to Hughes in connection with Blacksands Texas’ interests in the Pedrogosa Basin located in Hidalgo County, New Mexico, pursuant to the Hughes Agreements. Hughes seeks to recover damages for the breach of contract in the amounts unpaid and due to Hughes, plus interest on such past due amounts, as well as all legal or equitable right and interest of Blacksands Texas in and to the Pedrogosa Basin project. The claim is subject to an arbitration provision. On May 5, 2015, the Company filed an answer to the complaint denying the allegations and a motion to compel arbitration.

Item 1A. Risk Factors.

Not required under Regulation S-K for “smaller reporting companies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2015, 194,788 shares were issued to a related party for interest totaling $97,571 accruing for the quarter ended January 31, 2015. The Company has reported a gain on the issuance of these shares totaling $45,775, which because the shares were issued to a related party, is reflected as an increase in additional paid in capital.

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

BLACKSANDS PETROLEUM, INC.

Date: June 15, 2015	By:	/s/ RHONDA ROSEN
	Name:	Rhonda Rosen
	Title:	Interim President (Principal Executive Officer)

Date: June 15, 2015	By:	/s/ DONALD GIANNATTASIO
	Name:	Donald Giannattasio
	Title:	Chief Financial Officer

