Form 10-K
period 2016-10-31
BLACKSANDS PETROLEUM, INC.
filed 2018-01-18
CIK 1308137

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-51427

BLACKSANDS PETROLEUM, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-1740044
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4833 Front Street B405, Castlerock, CO	80104
(Address of principal executive offices)	(Zip Code)

(720) 536-5824

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the voting common equity held by non-affiliates as of April 30, 2016 and 2015, based on the closing sales price of the common stock as quoted on OTC Markets was $354,055 and $2,655,410, respectively. For purposes of this computation, all officers, directors, and 5 percent beneficial owners of the registrant as defined as of 12/31/2014 were deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers, or 5 percent beneficial owners are, in fact, affiliates of the registrant.

The number of shares of the registrant’s common stock issued and outstanding was 20,130,226 as of December 1, 2017.

Explanatory Note

Blacksands Petroleum, Inc. (“Blacksands,” or “Company”, “we,” “us” or “our”) is filing this comprehensive Annual Report on Form 10-K for the fiscal year ended October 31, 2016 (this “Annual Report”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company has not filed its interim financial statements and quarterly reports on Form 10-Q as of, and for the periods ended January 31, 2016 and 2017; April 30, 2016 and 2017; and July 31, 2015, 2016 and 2017, as of the date of this Annual Report (being filed by the Company after its due date). Therefore, the Company is including as summarized unaudited quarterly financial information in the footnotes to its audited financial statements that information which would have been included in quarterly reports on Form 10-Q which were not previously filed for each of the quarters ended January 31, 2016 and 2017, April 30, 2016 and 2017, and July 31, 2015, 2016 and 2017. The Company is including the interim financial information along with management’s discussion and analysis for the applicable periods in this Annual Report. The Company has determined that it can best provide current and accurate information to investors and shareholders by focusing the Company’s efforts and resources on providing more timely information.

2

DOCUMENTS INCORPORATED BY REFERENCE

None.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

Part I

Item 1. Business

Introduction

This annual report on Form 10-K is a comprehensive filing for the fiscal years ended October 31, 2016 and 2015. It is being filed by us in order to move toward becoming current in our filing obligations under the Securities Exchange Act of 1934, as amended. This is our first periodic filing since we filed a Form 10-Q for the quarter ended April 30, 2015, on June 15, 2015. Included in this report are the audited financial statements that would have been included in annual reports on Form 10-K which were not previously filed for the years ended October 31, 2016 and 2015, as well as summarized quarterly financial information which would have been included in quarterly reports on Form 10-Q, which were not previously filed for each of the quarters ended January 31, 2016 and 2017, April 30, 2016 and 2017, and July 31, 2015, 2016 and 2017.

Our delinquencies with regard to these filings were due to the fact that certain of the creditors sued the company, obtained default judgements and put the company in receivership, and the company discontinued operations after April 30, 2015. The Company was purchased through receivership on June 19, 2017, to settle a creditor judgment.

This annual report should be read together and in connection with the other reports that have been filed by us with the SEC for a comprehensive description of our financial condition and operating results. In the interest of disclosure, we have included information in this annual report certain material events and developments that have taken place through the date of filing of this annual report with the SEC.

In this Annual Report on Form 10-K, Blacksands Petroleum, Inc., together with its subsidiaries, is referred to in this document as “we”, “us”, “or the “Company”), incorporates by reference certain information from parts of other documents filed with the Securities and Exchange Commission. The Securities and Exchange Commission allows us to disclose important information by referring to it in that manner. Please refer to all such information when reading this Annual Report on Form 10-K. All information is as of October 31, 2015 unless otherwise indicated. For a description of the risk factors affecting or applicable to our business, see “Risk Factors,” below.

Overview and History

We were formerly an oil and natural gas company engaged in the exploration for, and the acquisition, development and production of, oil and natural gas reserves in the U.S. The Company formerly pursued exploration, development and exploitation drilling, complimented with property or corporate acquisitions exhibiting synergy in lands, facilities, production and operating efficiencies. Our operations were conducted through our subsidiaries, including our wholly-owned subsidiaries, Blacksands Petroleum Texas LLC (“BSPE Texas”), NRG Assets Management LLC (“NRG Assets”) and Copano Bay Holdings, LLC (“Copano Bay”) as well as ApClark LLC (“ApClark”) and Access Energy Inc. (“Access,” and collectively, the “Subsidiaries”), of which we owned 100% of the voting interests.

We were incorporated under the laws of the State of Nevada on October 12, 2004 as Lam Liang Corp. In June 2006, we changed our name to Blacksands Petroleum, Inc., which was in line with our then new business of oil and gas exploration and development. On July 7, 2017, we converted from a non-Delaware corporation to a Delaware corporation pursuant to Section 265 of the Delaware General Corporation Law.

Access was formed under the laws of Ontario, Canada, on August 26, 2005, BSPE Texas was formed under the laws of Texas on November 9, 2009, NRG Assets was formed under the laws of Texas in October 29, 2009, ApClark was formed under the laws of Delaware on July 18, 2012 and Copano Bay was formed under the laws of Nevada on December 14, 2010. Required filings for each of these states in order to maintain operations have not been filed. These subsidiaries have essentially been abandoned under direction of the previous owners and the receiver. We have no intention of bringing required state filings for these subsidiaries.

Shortly after April 30, 2015, we ceased operations as we were in default on certain creditor obligations. The Company was put into receivership and was sold for $750 to satisfy outstanding judgment creditor claims.

Our Operations

We are a shell company as that term is defined under federal securities laws. Our business plan changed to seek to acquire assets or shares of an entity actively engaged in business that generates revenues in exchange for our securities. Management anticipates that it may be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our stockholders because it will not permit us to offset potential losses from one venture against gains from another.

Plan of Operations

On June 19, 2017, the Company entered into a Purchase Agreement with CannaLife USA, Ltd. (“CannaLife”) where, subject to court approval, CannaLife will purchase the Company and execute a Share Exchange transaction allowing CannaLife to become a wholly-owned subsidiary of the Company. The purchase terms include the issuance of shares of Company stock to the unitholders of CannaLife representing 75% control of the Company and an aggregate sum of $750 cash.

This change of control allows the Company to embark on a new business plan for manufacturing and distribution of hemp products, initially focusing on a line of all-natural energy drinks infused with hemp seed oil, Omega-3s and organic caffeine.

We may target other operating entities for acquisition. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of S. Mark Spoone, our sole officer and director. We have not had any conversations with potential merger or acquisition targets other than CannaLife mentioned above nor have we entered into any definitive agreement with any other party. In our efforts to analyze potential acquisition targets, we may consider the following kinds of factors:

•	Potential for growth, indicated by new technology, anticipated market expansion or new products;

•	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•	Strength and diversity of management, either in place or scheduled for recruitment;

•

Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

•	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

•	The extent to which the business opportunity can be advanced;

•	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, our management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the limited capital we have available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, our respective needs and desires as well as those of the promoters of the opportunity, and the relative negotiating strength of ourselves and such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of common stock or other securities. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called “tax free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”), depends upon the issuance to the stockholders of the acquired company of at least 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other “tax free” provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 10% of the total issued and outstanding shares. This could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of our management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving our company, it will likely be necessary to call a stockholders’ meeting and obtain the approval of the holders of a majority of the outstanding shares. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval if possible.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

During the years ended October 31, 2015, 2016 and 2017, and the interim fiscal quarters since that time, with the exception of entering into a Purchase Agreement with CannaLife we have essentially been dormant as the entity went into receivership, and subsequently the controlling interest was acquired by S. Mark Spoone.

We do not currently engage in any business activities that provide us with positive cash flows. As such, the costs of investigating and analyzing business combinations for the next approximately 12 months and beyond will be paid with our current cash and if necessary, with additional funds raised through other sources, which may not be available on favorable terms, if at all.

ITEM 1A - RISK FACTORS

This section is not required for a smaller reporting company.

ITEM 1B – UNRESOLVED STAFF COMMENTS

The disclosure in Item 3 below is incorporated by reference herein.

ITEM 2 – PROPERTIES

None.

ITEM 3 - LEGAL PROCEEDINGS

On or about November 28, 2016, Elmer Williams, a resident of the State of Texas, filed a complaint against the Company in the Harris County Texas District Court 295, case number 2016-85519. The complaint sought relief for compensatory damages and for the appointment of a receiver over the Company. On or about March 30, 3017, the court entered a default judgment against the Company and an order appointing a Receiver over the Company. On or about August 14, 2017, the court entered a consent judgment ordering, among other things, (1) the issuance of shares of common stock constituting a change of control, (2) authorizing the plaintiff and the receiver to into a Judgment Purchase Agreement, and (3) releasing the receiver and appointing Mark Spoone as President of the Company.

On or about January 8, 2018, the United States Securities and Exchange Commission issued an Order Instituting Administrative Proceedings and Notice of Hearing Pursuant to Section 12(j) of the Securities Exchange Act of 1934, initiating deregistration proceedings against the Company and several other issuers for failure to file periodic reports. The Company is filing this report to comply with its periodic reporting requirements.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is currently quoted on the OTCQB Market under the symbol “BSPE.”

Period
Fiscal Year Ended October 31, 2015:	High	Low
First Quarter	$0.900	$0.410
Second Quarter	$0.500	$0.150
Third Quarter	$0.150	$0.125
Fourth Quarter	$0.125	$0.060
Fiscal Year Ended October 31, 2016:
First Quarter	$0.080	$0.020
Second Quarter	$0.032	$0.015
Third Quarter	$0.225	$0.010
Fourth Quarter	$0.015	$0.0098

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

During the period from July 2015 to October 31, 2015, the Company issued a total of 341,486 shares of restricted common stock for a value of $299,133 to reduce debt.

On June 19, 2017, the Company entered into a Purchase Agreement with CannaLife USA, Ltd. (“CannaLife”) where, subject to court approval, CannaLife will purchase the Company and execute a Share Exchange transaction allowing CannaLife to become a wholly-owned subsidiary of the Company. The purchase terms include the issuance of shares of Company stock to the unitholders of CannaLife representing 75% control of the Company and an aggregate sum of $750 cash.

ITEM 6 – SELECTED FINANCIAL DATA

Not required under Regulation S-K for “smaller reporting companies.”

Item 7. Management s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This discussion includes certain forward-looking statements about our business and our expectations, including statements relating to revenues, international revenues, revenue growth rates, gross margin, operating expenses, amortization expense, earnings per share, available cash and operating cash flow. Any such statements are subject to risk that could cause the actual results to vary materially from expectations. For a further discussion of the various risks that may affect our business and expectations, see the section titled “Risk Factors” contained in Item 1A of Part I of this Annual Report on Form 10-K. The risks and uncertainties discussed therein do not reflect the potential future impact of any mergers, acquisitions or dispositions. In addition, any forward-looking statements represent our estimates only as of the day this Annual Report was filed with the SEC and should not be relied upon as representing our estimates as of any subsequent date. While we may elect to update forward-looking statements at some point in the future, we specifically disclaim any obligation to do so, even if our estimates change.

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

Overview

On June 19, 2017, the Company entered into a Purchase Agreement with CannaLife USA, Ltd. (“CannaLife”) where, subject to court approval, CannaLife will purchase the Company and execute a Share Exchange transaction allowing CannaLife to become a wholly-owned subsidiary of the Company. The purchase terms include the issuance of shares of Company stock to the unitholders of CannaLife representing 75% control of the Company and an aggregate sum of $750 cash.

This change of control allows the Company to embark on a new business plan for manufacturing and distribution of hemp products, initially focusing on a line of all-natural energy drinks infused with hemp seed oil, Omega-3s and organic caffeine.

Presently the Company is seeking also out additional acquisition candidates with viable business operations.

Critical Accounting Policies and Estimates

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) which contemplate continuation of the Company as a going concern.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and the Subsidiaries, including the wholly-owned subsidiaries BPSE Texas, NRG Assets, Copano Bay and ApClark, of which we owned 100% of the voting interests prior to April of 2015. All significant inter-company transactions and balances have been eliminated. Subsequent to April of 2015, under the control of our receiver, we essentially abandoned the above referenced subsidiaries and financial position, results of operations and cash flow are those of Black Sands only.

Use of estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

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

Discontinued operations

We discontinued exploring and producing oil and natural gas during the fiscal year ended October 31, 2015. All operations prior to that have been presented in the statement of operations and the cash flow statement as net income or loss from discontinued operations. In fact, we have no assets or liabilities related to an operating business as of October 31, 2016 or 2015. All items of income and expense for the periods presented, other than interest expense, related to discontinued operations.

Results of Operations

There were no revenues for either year ended October 31, 2016 or 2015, as result of the cessation of operations. As disclosed in the following tables, all operations were ceased in April of 2015. We entered receivership and experienced a court order discharge of all existing claims and indebtedness during the year ended October 31, 2015. This discharge resulted in a gain from discontinued operations reflected in the following interim period disclosures as approximately $6,100,000 for the three-month period ended July 31, 2015 and is therefore also reflected in year to date presentations for each subsequent interim period in the year ended October 31, 2015.

Other expenses for each period were interest expense previously reflected for the debt carried prior to discharge.

	For the Fiscal Year Ended
	October 31, 2016	October 31, 2015	% Variance
Revenues	-	-	--
Gross Margin	-	-	--
Operating Expenses	-	-	--
Other Income (Expense), net	-	(471,415)	-100.00%
Discontinued operations, net	-	6,635,125	-100.00%
Net Income(Loss)	-	6,163,710	-100.00%

	For the Nine Month Period Ended
	July 31, 2016 and 2017	July 31, 2015	% Variance
Revenues	-	-	--
Gross Margin	-	-	--
Operating Expenses	-	-	--
Other Income (Expense), net	-	(471,415)	-100.00%
Discontinued operations, net	-	6,612,625	-100.00%
Net Income(Loss)	-	6,141,210	-100.00%

For the Six Month Period Ended
	April 30, 2017	April 30, 2016	% Variance
Revenues	-	-	--
Gross Margin	-	-	--
Operating Expenses	-	-	--
Other Income (Expense), net	-	-	-
Discontinued operations, net	-	-	-
Net Income(Loss)	-	-	-

For the Three Month Period Ended
	January 31, 2017	January 31, 2016	% Variance
Revenues	-	-	-
Gross Margin	-	-	-
Operating Expenses	-	-	-
Other Income (Expense), net	-	-	-
Discontinued operations, net	-	-	-
Net Income(Loss)	-	-	-

Liquidity and Capital Resources

The Company has no cash or other assets as of October 31, 2016 since operations have ceased after April 2015.

Financial Position

We have no assets nor liabilities as of the date of this filing. All assets and liabilities which existed prior to the cessation of operations were either abandoned or discharged by court order through the receivership process.

We have no cash nor working capital at the end of either fiscal year or interim period presented in this comprehensive Form 10-K. The discontinuance of operations took place after April 30, 2015.

Our preferred and common shares are still outstanding. There were no changes in issued our outstanding preferred or common shares, or the related additional paid in capital, for any of the periods presented in this comprehensive Form 10-K. Our accumulated deficit of $28,782,851 at the end of each fiscal year and interim period presented in this comprehensive Form 10-K offset all paid-in capital accounts resulting in no financial position.

Cash Flows

There were no cash flows from operations for the years ended October 31, 2016 nor 2015. Discontinued operations used $0.00 and $449,688 for the years ended October 31, 2016 and 2015, respectively. Prior to the discontinuance of operations which took place in April of 2015, prior management used cash in investing activities by acquiring oil and gas properties totaling $229,252. There have been no investing activities since we discontinued operations.

	For the Fiscal Year Ended
	October 31, 2016	October 31, 2015	% Variance
Net cash used in discontinued operations	-	(449,688)	-100.00%
Cash paid for oil and gas properties	-	(229,252)	-100.00%
Net change in cash	-	(678,940)	-100.00%

	For the Nine-Month Period Ended
	July 31, 2017 and 2016	July 31, 2015	% Variance
Net cash used in discontinued operations	-	(449,688)	-
Cash paid for oil and gas properties	-	(229,252)	-100.00%
Net change in cash	-	(678,940)	-100.00%

For the Six-Month Period Ended
	April 30, 2017	April 30, 2016	% Variance
Net cash used in operating activities	-	-	-
Cash paid for oil and gas properties	-	-	-
Net change in cash	-	-	-

For the Three-Month Period Ended
	January 31, 2017	January 31, 2016	% Variance
Net cash used in operating activities	-	-	-
Cash paid for oil and gas properties	-	-	-
Net change in cash	-	-	-

Off Balance Sheet Arrangements

Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

-	Any obligation under certain guarantee contracts;

-	Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

-

Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder’s equity in our statement of financial position; and

-

Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

We do not have any off-balance sheet arrangements that we are required to disclose pursuant to these regulations. In the ordinary course of business, we enter into operating lease commitments, purchase commitments and other contractual obligations. These transactions are recognized in our financial statements in accordance with generally accepted accounting principles in the United States.

Inflation

We believe that inflation has not had a material effect on our operations to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Index to Financial Statements and Financial Statement Schedules appearing on the F-pages of this annual report on Form 10-K.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Blacksands Petroleum, Inc.

Castle Rock, Colorado

We have audited the accompanying consolidated balance sheets of Blacksands Petroleum, Inc. as of October 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Blacksands Petroleum, Inc. as of October 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

Houston, Texas

January 16, 2018

BLACKSANDS PETROLEUM, INC.
CONSOLIDATED BALANCE SHEETS
AS OF OCTOBER 31, 2016 AND 2015

	2016	2015

CURRENT ASSETS
Cash and cash equivalents	$-	$-
Total Current Assets	-	-
OTHER ASSETS	-	-
TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES
Accounts payable	$-	$-
Accrued expenses	-	-
Total Liabilities	-	-

STOCKHOLDERS’ DEFICIENCY
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued
Series A - $0.001 par value, 310,000 shares authorized, nil shares issued	-	-
Series B - $0.001 par value, 2,217,281 authorized, 500,000 shares issued and outstanding October 31, 2016 and 2015 respectively	500	500
Series C - $0.001 par value, 1,750,000 authorized, 1,000,000 shares issued and outstanding October 31, 2016 and 2015 respectively	1,000	1,000
Common stock - $0.001 par value, 100,000,000 shares authorized, 20,130,226 and 20,130,226 issued and outstanding October 31, 2016 and 2015 respectively	20,130	20,130
Additional paid-in capital	28,761,221	28,761,221
Accumulated deficit	(28,782,851)	(28,782,851)
Total Stockholders’ Deficiency	-	-
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-

The accompanying notes are an integral part of these financial statements

BLACKSANDS PETROLEUM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

	2016	2015

REVENUE	$-	$-
OPERATING EXPENSES	-	-
Loss from Operations	-	-

OTHER EXPENSES
Interest expense	-	(471,415)
Net amount from discontinued operations	-	6,635,125
Net income(loss)	-	6,163,710
Preferred stock dividend	-	(22,500)
Net income(loss) attributable to common shareholders	$-	$6,141,210
Loss Per Share attributable to common shareholders
Basic and fully diluted	$0.00	$0.33
Weighted Average Shares Outstanding	20,130,226	20,130,226

The accompanying notes are an integral part of these financial statements

BLACKSANDS PETROLEUM, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED OCTOBER 31, 2016 AND 2015

	2016	2015
CASH FLOWS FROM OPERATING EXPENSES
Net income(loss)	$-	$6,141,210
Adjustments to reconcile net cash used in operating activities
(Income) loss from discontinued operations	-	(6,635,125)
Accounts payable and accrued expenses	-	44,227
Cash Provided By (Used In) Operating Activities	-	(449,688)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for oil and gas properties	-	(229,252)
Cash Use In Investing Activities	-	(229,252)

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash from notes payable	-	-
Cash Provided By (Used In) Financing Activities	-	-

Net change in Cash	-	(678,940)

Cash and Cash Equivalents - Beginning of year	-	678,940
Cash and Cash Equivalents - End of year	$-	$-

Supplemental Disclosures
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

BLACKSANDS PETROLEUM, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

					Additional
	Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	Deficit	Totals

Balance - October 31, 2014	1,500,000	$1,500	19,278,017	$19,278	$28,440,320	$(34,924,061)	$(6,462,963)
Discount on convertible debt	-	-	-	-	(71,598)	-	(71,598)
Stock issued for interest payment	-	-	510,723	510	93,708	-	94,218
Stock issued to reduce debt	-	-	341,486	342	298,791	-	299,133
Net income - October 31, 2015	-	-	-	-	-	6,141,210	6,141,210
Balance - October 31, 2015	1,500,000	1,500	20,130,226	20,130	28,761,221	(28,782,851)	-
Net loss - October 31, 2016	-	-	-	-	-	-	-

Balance - October 31, 2016	1,500,000	$1,500	20,130,226	$20,130	$28,761,221	$(28,782,851)	$-

The accompanying notes are an integral part of these financial statements

BLACKSANDS PETROLEUM, INC.

Notes to Consolidated Financial Statements

October 31, 2016 and 2015

Note 1. The Company and Summary of Significant Accounting Policies

Description of business and history

We were formerly an oil and natural gas company engaged in the exploration for, and the acquisition, development and production of, oil and natural gas reserves in the U.S. The Company formerly pursued exploration, development and exploitation drilling, complimented with property or corporate acquisitions exhibiting synergy in lands, facilities, production and operating efficiencies. Our operations were conducted through our subsidiaries, including our wholly-owned subsidiaries, Blacksands Petroleum Texas LLC (“BSPE Texas”), NRG Assets Management LLC (“NRG Assets”) and Copano Bay Holdings, LLC (“Copano Bay”) as well as ApClark LLC (“ApClark”) and Access Energy Inc. (“Access,” and collectively, the “Subsidiaries”), of which we own 100% of the voting interests.

We were incorporated under the laws of the State of Nevada on October 12, 2004 as Lam Liang Corp. In June 2006, we changed our name to Blacksands Petroleum, Inc., which was in line with our then new business of oil and gas exploration and development. On July 7, 2017 we converted from a non-Delaware Corporation to a Delaware Corporation pursuant to Section 265 of the Delaware Corporation Law.

Access was formed under the laws of Ontario, Canada on August 26, 2005, BSPE Texas was formed under the laws of Texas on November 9, 2009, NRG Assets was formed under the laws of Texas in October 29, 2009, ApClark was formed under the laws of Delaware on July 18, 2012 and Copano Bay was formed under the laws of Nevada on December 14, 2010.

Shortly after April 30, 2015 we ceased operations as we were in default on certain creditor obligations. The Company was put into receivership and was sold for $750 to satisfy outstanding judgment creditor claims.

Basis of Presentation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) which contemplate continuation of the Company as a going concern.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and the Subsidiaries, including the wholly-owned subsidiaries BPSE Texas, NRG Assets, Copano Bay and ApClark, of which we owned 100% of the voting interests prior to April of 2015. All significant inter-company transactions and balances have been eliminated. Subsequent to April of 2015, under the control of our receiver, we essentially abandoned the above referenced subsidiaries and financial position, results of operations and cash flow are those of Black Sands only.

Use of estimates

Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.

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

BLACKSANDS PETROLEUM, INC.

Notes to Consolidated Financial Statements

October 31, 2016 and 2015

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

Discontinued operations

We discontinued exploring and producing oil and natural gas during the fiscal year ended October 31, 2015. All operations prior to that have been presented in the statement of operations and the cash flow statement as net income or loss from discontinued operations. In fact, we have no assets or liabilities related to an operating business as of October 31, 2016 or 2015. All items of income and expense for the periods presented, other than interest expense, related to discontinued operations.

Note 2. Going Concern

As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $28,782,851 through October 31, 2016. In addition, the Company has no cash or cash equivalents as of October 31, 2016. The Company’s plan is to raise additional capital in order to seek a viable business to acquire. However, the Company cannot assure that it will accomplish this task and there are many factors that may prevent the Company from reaching its goal of profitability.

Note 3. Stockholders’ Equity

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

BLACKSANDS PETROLEUM, INC.

Notes to Consolidated Financial Statements

October 31, 2016 and 2015

Each share of Series B Preferred Stock has a stated value of $1.00 (“Stated Value”) and accrues a dividend of 3% of the Stated Value per annum, which is payable in additional shares of Series B Preferred Stock annually on December 31, in arrears. Each share of Series B Preferred Stock may be converted at any time on or prior to May 30, 2017 into such number of shares of the Company’s common stock equal to the Stated Value divided by $1.00 per share. The Company has the right, at any time after May 30, 2017, to redeem the Series B Preferred Stock at a price of $1.00 per share. In June 2014, the Company issued 500,000 shares of the Series B Preferred Stock in exchange for $500,000 pursuant to a subscription agreement with Pacific LNG (see note 3). At October 31, 2014, there were 500,000 shares of the Series B Preferred Stock outstanding. A deemed dividend totaling $450,000 was recorded in connection with the beneficial conversion feature associated with the conversion features of the Series B Preferred Shares.

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

Each share of Series C Preferred Stock has a stated value of $1.00 (“Stated Value”) and accrues a dividend of 3% of the Stated Value per annum, which is payable in additional shares of Series C Preferred Stock annually on December 31, in arrears, and beginning on December 31, 2014. Each share of Series C Preferred Stock may be converted at any time on or before June 30, 2017, into such number of shares of the Company’s common stock equal to the Stated Value divided by $1.00 per share. The Company has the right, at any time after June 30, 2017, to redeem the shares of Series C Preferred Stock, either in whole or in part, at the price of $1.00 per share. There are no voting rights underlying the Series C Preferred Stock. In October 2014, the Company issued 1,000,000 shares of the Series C Preferred Stock in exchange for $1,000,000. At October 31, 2016, October 31, 2015 and October 31, 2014 respectively, there were 1,000,000 shares of Series C Preferred Stock outstanding. A deemed dividend totaling $390,000 was recorded in connection with the beneficial conversion feature associated with the conversion features of the Series C Preferred Shares.

Issuances of Common Stock

During the year ended October 31, 2015, the Company issued a total of 341,486 shares of restricted common stock for a value of $299,133 which was used to reduce notes payable.

Stock Options

All stock options in 2015 were cancelled once the Company ceased operations.

Note 4. Income taxes

The reconciliation between the expected income tax benefit, computed using the statutory federal rate of 34%, and the actual income tax benefit for the years ended October 31, 2016 and 2015, is as follows:

	Amount
Description	2016	2015

Expected tax benefit at 34%	$-	$-
Change in valuation allowance
Actual tax benefit	$-	$-

BLACKSANDS PETROLEUM, INC.

Notes to Consolidated Financial Statements

October 31, 2016 and 2015

The composition of deferred tax assets/liability is as follows:

Amounts as of October 31,
Description	2016	2015
Deferred Tax Asset
Net operating loss	$-	-
Oil and gas property interests	-	-
Other	-	-
Total deferred tax assets	$-	-

Valuation allowance		-
Net	$-	$-

The valuation allowance increased by $1,035,768 during the year ended October 2014 and did not change for the years ended October 31, 2016 and 2015. The Company established a valuation allowance to fully offset the net deferred income tax assets due to the uncertainty of the Company’s ability to generate future taxable income necessary to realize these net deferred income tax assets, considering the Company’s history of significant operating losses. In addition, future utilization of the available net operating loss carryforwards may be limited under Internal Revenue Code Section 382 as a result of any future changes in ownership.

For federal income tax purposes, the Company has net operating losses of approximately $13,136,558 at October 31, 2016. These losses expire as follows:

Year Ending October 31,	Amount

2031	$2,347,016
2032	3,748,939
2033	1,438,676
2034	5,601,927
$13,136,558

Note 5. Subsequent Events

On June 19, 2017, the Company entered into a Purchase Agreement with CannaLife USA, Ltd. (“CannaLife”) where, subject to court approval, CannaLife will purchase the Company and execute a Share Exchange transaction allowing CannaLife to become a wholly-owned subsidiary of the Company. The purchase terms include the issuance of shares of Company stock to the unitholders of CannaLife representing 75% control of the Company and an aggregate sum of $750 cash.

This change of control allows the Company to embark on a new business plan for manufacturing and distribution of hemp products, initially focusing on a line of all-natural energy drinks infused with hemp seed oil, Omega-3s and organic caffeine.

BLACKSANDS PETROLEUM, INC.

Notes to Consolidated Financial Statements

October 31, 2016 and 2015

Note 6. Interim Period Disclosures

The unaudited consolidated balance sheets for the interim periods in the year ended October 31, 2017, as presented below:

	July 31,	April 30,	January 31,
	2017	2017	2017
CURRENT ASSETS
Cash and cash equivalents	$-	$-	$-
Total Current Assets	-	-	-
Other assets	-	-	-
TOTAL ASSETS	$-	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES
Accounts payable and accrued expenses	$-	$-	$-
Notes payable - related and other	-	-	-
Total Liabilities	-	-	-
STOCKHOLDERS’ DEFICIENCY
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued
Series A - $0.001 par value, 310,000 shares authorized, nil shares issued
Series B - $0.001 par value, 2,217,281 authorized, 500,000 shares issued and outstanding July 31, 2017, April 30, 2017 and January 31, 2017 respectively	500	500	500
Series C - $0.001 par value, 1,750,000 authorized, 1,000,000 shares issued and outstanding July 31, 2017, April 30, 2017 and January 31, 2017 respectively	1,000	1,000	1,000
Common stock - $0.001 par value, 100,000,000 shares authorized, 20,130,226, 20,130,226 and 20,130,226 issued and outstanding July 31, 2017, April 30, 2017 and January 31, 2017 respectively	20,130	20,130	20,130
Additional paid-in capital	28,761,221	28,761,221	28,761,221
Accumulated deficit	(28,782,851)	(28,782,851)	(28,782,851)
Total Stockholders’ Deficiency	-	-	-
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-	$-

BLACKSANDS PETROLEUM, INC.

Notes to Consolidated Financial Statements

October 31, 2016 and 2015

The unaudited consolidated balance sheets for the interim periods in the fiscal year ended October 31, 2016, is presented below:

	July 31,	April 30,	January 31,
	2016	2016	2016
CURRENT ASSETS
Cash and cash equivalents	$-	$-	$-
Total Current Assets	-	-	-
Other assets	-	-	-
TOTAL ASSETS	$-	$-	$ -!

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES
Accounts payable and accrued expenses	$-	$-	$-
Total Liabilities	-	-	-
STOCKHOLDERS’ DEFICIENCY
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued
Series A - $0.001 par value, 310,000 shares authorized, nil shares issued
Series B - $0.001 par value, 2,217,281 authorized, 500,000 shares issued and outstanding July 31, 2016, April 30, 2016 and January 31, 2016 respectively	500	500	500
Series C - $0.001 par value, 1,750,000 authorized, 1,000,000 shares issued and outstanding July 31, 2016, April 30, 2016 and January 31, 2016 respectively	1,000	1,000	1,000
Common stock - $0.001 par value, 100,000,000 shares authorized, 20,130,226, 20,130,226 and 20,130,226 issued and outstanding July 31, 2016, April 30, 2016 and January 31, 2016 respectively	20,130	20,130	20,130
Additional paid-in capital	28,761,221	28,761,221	28,761,221
Accumulated deficit	(28,782,851)	(28,782,851)	(28,782,851)
Total Stockholders’ Deficiency	-	-	-
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-	$-	$-

BLACKSANDS PETROLEUM, INC.

Notes to Consolidated Financial Statements

October 31, 2016 and 2015

The unaudited consolidated balance sheet as of July 31, 2015, is presented below:

CURRENT ASSETS
Cash and cash equivalents	$-
Total Current Assets	-
Other assets
TOTAL ASSETS	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
LIABILITIES
Accounts payable and accrued expenses	$-
Total Liabilities	-
STOCKHOLDERS’ DEFICIENCY
Preferred stock - $0.001 par value, 10,000,000 shares authorized, none issued
Series A - $0.001 par value, 310,000 shares authorized, nil shares issued
Series B - $0.001 par value, 2,217,281 authorized, 500,000 shares issued and outstanding July 31, 2015	500
Series C - $0.001 par value, 1,750,000 authorized, 1,000,000 shares issued and outstanding July 31, 2015	1,000
Common stock - $0.001 par value, 100,000,000 shares authorized, 20,130,226 issued and outstanding July 31, 2015	20,130
Additional paid-in capital	28,761,221
Accumulated deficit	(28,782,851)
Total Stockholders’ Deficiency	-
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$-

Unaudited consolidated results of operations for the nine-month periods ended July 31, 2017, 2016 and 2015, are as follows:

	2017	2016	2015

REVENUE	$-	$-	$-
OPERATING EXPENSES	-	-	-
Loss from Operations	-	-	-
OTHER EXPENSES
Interest expense	-	-	(471,415)
Income (loss) from discontinued operations	-	-	6,612,625
Net income(loss)	-	-	6,141,210
Preferred stock dividend	-	-	(22,500)
Net income(loss) attributable to common shareholders	$-	$-	6,118,710

Loss Per Share attributable to common shareholders
Basic and fully diluted	$-	$-	$0.33
Weighted Average Shares Outstanding
Basic and fully diluted	20,130,226	20,130,226	20,130,226

BLACKSANDS PETROLEUM, INC.

Notes to Consolidated Financial Statements

October 31, 2016 and 2015

Unaudited consolidated results of operations for the three-month periods ended July 31, 2017, 2016 and 2015, are as follows:

	2017	2016	2015

REVENUE	$-	$-	$-
OPERATING EXPENSES	-	-	-
Loss from operations	-	-	-
OTHER EXPENSES
Interest expense	-	-	-
Income (loss) from discontinued operations	-	-	7,481,949
Net income(loss)	-	-	7,481,949
Preferred stock dividend	-	-	-
Net income(loss) attributable to common shareholders	$-	$-	$7,481,949
Loss Per Share attributable to common shareholders
Basic and fully diluted	$-	$-	$-
Weighted Average Shares Outstanding
Basic and fully diluted	20,130,226	20,130,226	20,130,226

Unaudited consolidated results of operations for the three and six-month periods ended April 30, 2017 and 2016, are as follows:

	THREE MONTHS ENDED		SIX MONTHS ENDED
	APRIL 30,		APRIL 30,
	2017	2016	2017	2016

REVENUE	$-	$-	$-	$-
OPERATING EXPENSES	-	-	-	-
Loss from Operations	-	-	-	-
OTHER EXPENSES
Interest expense	-	-	-	-
Discontinued operations - net
Net loss	-	-	-	-
Preferred stock dividend	-	-	-	-
Loss attributable to common shareholders
Loss attributable to common shareholders per share
Basic and fully diluted	$-	$-	$-	$-
Weighted Average Shares Outstanding
Basic and fully diluted	20,130,226	20,130,226	20,130,226	20,130,226

BLACKSANDS PETROLEUM, INC.

Notes to Consolidated Financial Statements

October 31, 2016 and 2015

Unaudited consolidated results of operations for the three-month periods ended January 31, 2017 and 2016 , are as follows:

	2017	2016

REVENUE	$-	$-
OPERATING EXPENSES	-	-
Loss from Operations	-	-
OTHER EXPENSES
Interest expense	-	-
Loss from discontinued operations
Net income(loss)	-	-
Preferred stock dividend	-	-
Net income(loss) attributable to common shareholders	$-	$-
Loss Per Share attributable to common shareholders
Basic and fully diluted	$-	$-
Weighted Average Shares Outstanding
Basic and fully diluted	20,130,226	20,130,226

Unaudited consolidated cash flows for the nine-month periods ended July 31, 2017, 2016 and 2015, are as follows:

	2017	2016	2015
CASH FLOWS FROM OPERATING EXPENSES
Net income(loss)	$-	$-	$6,141,210
Adjustments to reconcile net cash used in operating activities
Net income from discontinued operations	-	-	(6,612,625)
Accounts payable and accrued expenses	-	-	21,727
Cash Used in Operating Activities	-	-	(449,688)
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for oil and gas properties	-	-	(229,252)
Cash Used In Investing Activities	-	-	(229,252)
Net change in Cash	-	-	(678,940)
Cash and Cash Equivalents - Beginning of year	-	-	678,940
Cash and Cash Equivalents - End of year	$-	$-	$-
Supplemental disclosures
Cash Paid for interest	$-	$-	$168,161
Cash paid for income taxes	$-	$-	$-

BLACKSANDS PETROLEUM, INC.

Notes to Consolidated Financial Statements

October 31, 2016 and 2015

Unaudited consolidated cash flows for the six-month periods ended April 30, 2017 and 2016 , are as follows:

	2017	2016
CASH FLOWS FROM OPERATING EXPENSES
Net income(loss)	$-	$-
Adjustments to reconcile net cash used in operating activities
Net income from discontinued operations	-	-
Accounts payable and accrued expenses
Cash Provided By (Used In) Operating Activities	-	-
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for oil and gas properties	-	-
Cash Use In Investing Activities	-	-
Net change in Cash	-	-
Cash and Cash Equivalents - Beginning of year	-	-
Cash and Cash Equivalents - End of year	$-	$-

Unaudited consolidated cash flows for the three-month periods ended January 31, 2017 and 2016, are as follows:

	2017	2016
CASH FLOWS FROM OPERATING EXPENSES
Net income(loss)	$-	$-
Adjustments to reconcile net cash used in operating activities
Net income from discontinued operations	-	-
Accounts payable and accrued expenses	-	-
Cash Provided By (Used In) Operating Activities	-	-
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for oil and gas properties	-	-
Cash Use In Investing Activities	-	-
Net change in Cash	-	-
Cash and Cash Equivalents - Beginning of period	-	-
Cash and Cash Equivalents - End of period	$-	$-

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

None.

ITEM 9A – CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer has concluded that, as of October 31, 2016 and 2015, these disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been substantial changes in internal control over financial reporting that occurred during the period being reported on in that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting. Because we do not have an operating business, we in general have no internal control over financial reporting.

Operating systems will be put in place as capital is raised to allow us to acquire an operating business.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce this risk.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of October 31, 2016 and 2015.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 9B – OTHER INFORMATION

None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The names of our directors and executive officers and their ages, titles, and biographies as of October 31, 2015 are set forth below:

Name	Age	Position

Rhonda Rosen	58	Interim President

Rick Wilson	57	Director

Harold Hodgson	55	Director

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

The names of our directors and executive officers and their ages, titles, and biographies as of October 31, 2016 are set forth below:

Name	Age	Position

None	N/A	N/A

There were no named directors and executive officers as of 10/31/2016 due to abandonment of the Company in that they failed to pay state fees, hold annual meetings or maintain an office and/or telephone number since 2015. As a result, the company was put into receivership.

The names of our directors and executive officers and their ages, titles, and biographies as of October 31, 2017 are set forth below:

Name	Age	Position

S. Mark Spoone	51	Director, Chief Executive and Chief Operating Officer

S. Mark Spoone spent over 12 years in sales and operational leadership roles in the Fortune 1000 marketplace which became a great foundation for a number of entrepreneurial endeavors that followed. Mr. Spoone’s corporate experience included leadership roles in marketing, sales, large account management and channels/alliances.

Through roles with Oracle, Siebel Systems, Cambridge Technology Partners and others, Mr. Spoone managed 7 figure P&Ls, created company wide sales and channel management systems, and drove enterprise wide technology solutions with companies like Chrysler, Amex, Bank of America and others.

In addition to his corporate roles, Mr. Spoone also spent 22 years creating a personal real estate investment portfolio in commercial and multi family properties. He created a portfolio of multiple commercial properties, 800+ residential units and over 370,000 of commercial space.

Mr. Spoone’s more recent endeavors have focused on creating and growing consumer product based ventures with a social conscience. Mr. Spoone created Green Office Now that was focused on recapturing used ink and toner cartridges from various state municipalities and remanufacturing them in state prisons to create manufacturing skills for inmates and reduce landfill waste. His most recent venture was the creation of CannaLife USA, Ltd as the first American hemp beverage company.

Family Relationships

None.

Board Independence

We are not required to have any independent members of the Board of Directors. The board of directors has determined that Mark Spoone is an independent director as defined in the Marketplace Rules of The NASDAQ Stock Market.

Involvement in Certain Legal Proceedings

Our Director and Executive Officer has not been involved in any of the following events during the past ten years:

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

16

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

During fiscal 2016, and 2015, we believe that our directors and executive officers complied with all Section 16(a) filing requirements. With respect to Silver Bullet, a holder of more than 10% of our common stock, Silver Bullet did not timely file an Initial Statement of Beneficial Ownership on Form 3 and a Statement of Changes in Beneficial Ownership on Form 4 regarding a transaction that should have been reported during fiscal 2016 and 2015. The Company has informed Silver Bullet about the obligation to file the forms.

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

Whistleblower Policy

As a public company, the integrity, transparency and accountability of the financial, administrative and management practices of the Company are critical. Accordingly, in October 2008, we adopted a Whistleblower Policy.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides certain summary information concerning compensation awarded to, earned by or paid to our Chief Executive Officer and the highest paid executive officer and one other highest paid individual whose total annual salary and bonus exceeded $100,000 for fiscal years 2016 and 2015. In accordance with the rules of the SEC, this table omits columns that are not relevant.

Mark Spoone                          No compensation received

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Name And Address Of Beneficial Owner (1)	Number of Shares Owned (2)	Percentage of Class (3)

Silver Bullet Property Holdings SDN BHD 50490 Unit PL, Plaza Level No 45 Kuala Lumpur, Malaysia.	2,852,676	14.172%

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

On October 16, 2014, the Company entered into a subscription agreement with Silver Bullet whereby the Company issued to Silver Bullet 1,000,000 shares of Series C Preferred Stock at a purchase price of $1.00 per share

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. The aggregate fees billed by our independent auditors, for professional services rendered for the audit of our annual financial statements for the years ended October 31, 2016 and 2015, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during the fiscal years were approximately $nil and $nil, respectively.

Audit Related Fees. We incurred fees to our independent auditors of $nil for audit related fees during the fiscal years ended October 31, 2016 and 2015.

Tax and Other Fees. We did not incur fees to our independent auditors for tax and fees during the fiscal years ended October 31, 2016 and 2015.

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

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLACKSANDS PETROLEUM, INC.

Dated: January 17, 2018	By:	/s/ Mark Spoone
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: January 17, 2018	By:	/s/ Mark Spoone
Director

